Form 10-Q
period 2006-09-30
Catalyst Pharmaceutical Partners, Inc.
filed 2006-12-15
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33057
CATALYST PHARMACEUTICAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

220 Miracle Mile Suite 234 Coral Gables, Florida	33134

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 529-2522
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,516,667 shares of common stock, $0.001 par value per share, were outstanding as of December 6, 2006.

CATALYST PHARMACEUTICAL PARTNERS, INC.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,003,436	$771,127
Prepaid expenses	3,225	440

Total current assets	3,006,661	771,567
Property and equipment, net	19,717	4,031
Deferred public offering costs	472,074	—
Other assets	13,555	13,852

Total assets	$3,512,007	$789,450

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$417,754	$67,753
Accrued expenses	268,765	275,235

Total current liabilities	686,519	342,988
Stockholders’ equity Preferred Stock, $.01 par value, 5,000,000 shares authorized, par value $0.001 per share

Series A Preferred Stock, 70,000 shares outstanding at September 30, 2006 and December 31, 2005	70	700
Series B Preferred Stock, 7,644 shares outstanding at September 30, 2006 and no shares outstanding at December 31, 2005	8	—

Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 7,029,787 shares issued and outstanding at September 30, 2006 and 6,887,513 shares issued and outstanding at December 31, 2005	7,029	68,875
Additional paid-in capital	7,836,354	3,406,647
Accumulated deficit	(5,017,973)	(3,029,760)

Total stockholders’ equity	2,825,488	446,462

Total liabilities and stockholders’ equity	$3,512,007	$789,450

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

									Cumulative Period
									from January 4,
									2002 (date of
									inception) to
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				September 30,
	2006		2005		2006		2005		2006
Revenues	$		$		$		$		$

Operating costs and expenses:
Research and development		235,467		127,378		668,231		1,105,772	2,915,883
General and administrative		1,106,752		106,577		1,348,945		455,763	2,156,676

Total operating costs and expenses		1,342,219		233,955		2,017,176		1,561,535	5,072,559

Loss from operations		(1,342,219)		(233,955)		(2,017,176)		(1,561,535)	(5,072,559)
Interest income		20,831		6,184		28,963		12,092	54,586

Loss before income taxes		(1,321,388)		(227,771)		(1,988,213)		(1,549,443)	(5,017,973)
Provision for income taxes		—		—		—		—	—

Net loss		$(1,321,388)		$(227,771)		$(1,988,213)		$(1,549,443)	$(5,017,973)

Loss per share — basic and diluted		$(0.19)		$(0.03)		$(0.29)		$(0.26)

Weighted average shares outstanding — basic and diluted		7,020,508		6,887,513		6,932,332		5,974,940

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
For the nine months ended September 30, 2006

					Deficit Accumulated
	Preferred Stock				During the
	Series A	Series B	Common Stock	Paid-in Capital	Development Stage	Total
Balance at
December 31, 2005	$700	$—	$68,875	$3,406,647	$(3,029,760)	$446,462
Issuance of stock options for services	—	—	—	947,099	—	947,099
Issuance of common stock for services	—	—	142	194,858	—	195,000
Change in par value due to merger	(630)	—	(61,988)	62,618	—	—
Issuance of preferred stock, net	—	8	—	3,225,132	—	3,225,140
Net loss	—	—	—	—	(1,988,213)	(1,988,213)

Balance at
September 30, 2006	$70	$8	$7,029	$7,836,354	$(5,017,973)	$2,825,488

The accompanying notes are an integral part of this financial statement.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

			Cumulative Period
			from January 4,
			2002 (date of
	For the Nine Months Ended		inception) through
	September 30,		September 30,
	2006	2005	2006
	(unaudited)
Operating Activities:
Net loss	$(1,988,213)	$(1,549,443)	$(5,017,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,190	1,031	5,930
Stock-based compensation	1,069,943	1,093,063	2,729,192
Change in assets and liabilities (Increase) in other prepaid expenses and deposits	(2,487)	(15,000)	(16,779)
(Decrease) increase in accounts payable	350,001	(27,993)	417,753
Increase in accrued expenses	65,685	97,356	235,921

Net cash used in operating activities	(500,881)	(400,986)	(1,645,956)

Investing Activities:
Capital expenditures	(19,876)	(2,468)	(25,647)

Net cash used in investing activities	(19,876)	(2,468)	(25,647)

Financing Activities:
Proceeds from issuance of common stock	—	1,046,515	1,151,516
Proceeds from issuance of preferred stock	3,225,140	—	3,895,597
Prepaid expenses for initial public offering	(472,074)	—	(472,074)

Net cash provided by financing activities	2,753,066	1,046,515	4,575,039

Net increase in cash	2,232,309	643,061	2,903,436
Cash and cash equivalents at beginning of period	771,127	183,911	100,000

Cash and cash equivalents at end of period	$3,003,436	$826,972	3,003,436

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	—	—	—
Cash paid during the year for income taxes	—	—	—

Non-cash financing activities:
     During the nine months ended September 30, 2006 and 2005, the Company recorded compensation expense of $947,099 and $1,033,063, respectively, related to the issuance of stock options to nonemployees.
The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1.	Organization and Description of Business.
     Catalyst Pharmaceutical Partners, Inc. (the “Company”) is a development-stage specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction.
     The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.
     On October 3, 2006, the Company’s Board of Directors approved an approximate 1.4592-to-one forward stock split (effected in the form of a stock dividend). All common stock share and per share amounts set forth in these financial statements have been adjusted retroactively to reflect the split.
     The Company has incurred operating losses in each period from inception through September 30, 2006. The Company has been able to fund its cash needs to date through an initial funding from its founders and four subsequent private placements. Further, on November 13, 2006 the Company completed an initial public offering (“IPO”) of its common stock.
2.	Basis of Presentation and Significant Accounting Policies.
a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

b.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Prospectus, dated November 7, 2006 (the “Prospectus”), that is a part of the Company’s Registration Statement on Form S-1 (file no. 333-136039).

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three and nine month periods ended September 30, 2006 and 2005 and its cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations and cash flows for the nine month period ended September 30, 2006 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2006.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as convertible preferred stock and stock options. For all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive. Potentially dilutive common stock equivalents as of September 30, 2006 include 70,000 shares of Series A Preferred Stock convertible into 1,021,453 shares of common stock, 7,644 shares of Series B Preferred Stock convertible into 1,115,427 Shares of common stock and stock options to purchase up to 2,361,016 shares of common stock at exercise prices ranging from $0.69 to $6.00. Subsequent to September 30, 2006, all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock automatically converted into common stock at the closing of the IPO. See Note 9.

e.	STOCK COMPENSATION PLANS. Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. In July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). See Note 8.

As of September 30, 2006, there were outstanding stock options to purchase 2,361,016 shares of common stock (including options to purchase 21,888 shares granted under the Plan), of which stock options to purchase 2,193,206 shares of common stock were exercisable as of September 30, 2006.

For the nine month periods ended September 30, 2006 and 2005, the Company recognized stock compensation expense of $1,069,943 and $1,093,063, respectively, $302,368 and $836,000 of which is included in research and development expenses and $767,575 and $257,063 of which is included in general and administrative expenses.

For the three month periods ended September 30, 2006 and 2005, the Company recognized stock compensation expense of $828,818 and $79,688, respectively, $88,993 and $45,000 of which is included in research and development expenses and $739,825 and $34,688 of which is included in general and administrative expenses.

The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past. Pursuant to the requirements of SFAS No. 123R, the Company will continue to present the pro forma information for periods prior to the adoption date.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of September 30, 2006, the Company has no unrecognized compensation costs related to non-vested employee stock option awards.

The following information applies to options outstanding and exercisable at September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Options outstanding at January 1, 2006	2,188,828	$1.02	8.3	$10,900,363
Granted	172,188	3.32	4.5	461,464
Exercised	0	—	—	—
Forfeited	0	—	—	—

Options outstanding at September 30, 2006	2,361,016	$1.19	7.3	$11,356,486

Options exercisable at September 30, 2006	2,193,206	$1.02	7.5	$10,922,165

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
Range of Exercise Shares		Remaining	Average		Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$.69 - $1.37	2,047,284	8.57 years	$.88	2,047,284	$.88
$2.98	291,844	5.0 years	$2.98	145,922	2.98
$6.00	21,888	5.0 years	$6.00	—	—

	2,361,016			2,193,206
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the Company’s stock options awards. For the three and nine month periods ended September 30, 2006 the assumptions used were an estimated annual volatility of 100%, expected holding periods of five to ten years, and a risk-free interest rate of 5.5%. The expected dividend rate is zero and no forfeiture rate was applied. Stock options to purchase 172,188 shares were granted during the nine month period ended September 30, 2006 at an average fair value of price of $5.02 per share. For the nine month period ended September 30, 2005, the weighted average fair value of stock options granted was $1.66 per share.

Had compensation cost for the stock-based compensation plans been determined based on the fair value method at the grant dates for awards of employee stock options consistent with the method of SFAS No. 123, pro forma net loss and loss per share would be as follows:

	For the Three	For the Nine Months
	Months Ended	Ended September 30,
	September 30, 2005	2005

Net loss, as reported	$(227,771)	$(1,309,694)
Total stock-based employee compensation expense determined under fair value-based method	—	(488,959)

Net loss, pro forma	$(227,771)	$(1,798,653)

Loss per share — basic and diluted, as reported	$(0.03)	$(0.22)

Loss per share — basic and diluted, pro forma	$(0.03)	$(0.30)
The above pro forma disclosures may not be representative of the effects on reported net (loss) earnings for future years as options vest over several years and the Company may continue to grant options to employees.
f.	Recent Accounting Pronouncements
In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, it requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective January 1, 2007 and is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.
3.	Merger
     On September 7, 2006, the Company completed a merger with Catalyst Pharmaceutical Partners, Inc., a Florida corporation (“CPP-Florida”) in which CPP-Florida was merged with and into the Company and all of CPP-Florida’s assets, liabilities and attributes were transferred to the Company by operation of law. Prior to the merger, the Company was a wholly-owned subsidiary of CPP-Florida. The merger was effected to reincorporate the Company in Delaware.
     After the merger, holders of CPP-Florida common stock held an equal number of shares of the Company’s common stock, holders of CPP-Florida Series A preferred stock held an equal number of shares of the Company’s Series A Preferred Stock and holders of CPP-Florida Series B Preferred Stock held an equal number of shares of the Company’s Series B Preferred Stock.
     Shares of CPP-Florida common and preferred stock had a par value of $0.01 per share. Shares of the Company’s common and preferred stock have a par value of $0.001 per share. An adjustment has been made to capital stock and additional paid in capital on the Company’s condensed balance sheet at September 30, 2006 to reflect this change.
4.	Property and Equipment.
Property and equipment, net consists of the following:

	September 30, 2006	December 31, 2005
Computer equipment	$17,192	$3,303
Furniture and equipment	8,456	2,468
Accumulated depreciation	(5,931)	(1,741)

Total property and equipment	$19,717	$4,031

5.	Capitalization.
a.	COMMON STOCK. The Company has 100,000,000 shares of authorized common stock with a par value of $0.001 per share. At September 30, 2006 and December 31, 2005, respectively, there were 7,029,787 and 6,887,513 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

b.	PREFERRED STOCK. The Company has 5,000,000 shares of authorized preferred stock outstanding, $0.001 par value per share.
i.	Series A Preferred Stock. At September 30, 2006 and December 31, 2005, the Company had 70,000 shares of Series A Preferred Stock outstanding. Each share of outstanding Series A Preferred Stock has a liquidation preference of $10.00 per share and votes with the common stock on the basis of approximately 15 votes for each share of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible, at the option of the holder, into approximately 15 shares of common stock; provided, however, that all of the outstanding shares of Series A Preferred Stock will automatically convert into shares of the Company’s Common Stock under certain circumstance. See Note 9.

ii.	Series B Preferred Stock. At September 30, 2006, the Company had 7,644 shares of Series B Preferred Stock outstanding. Each share of outstanding Series B Preferred Stock has a liquidation preference of $435 per share and votes with the Common Stock on the basis of approximately 145 votes for each share of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible, at the option of the holder, into approximately 145 shares of common stock; provided, however, that all of the outstanding shares of Series B Preferred Stock will automatically convert into shares of common stock under certain circumstances. See Note 9.
6.	Related Party Transactions.
     Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. Several of these agreements are with related parties under common ownership and control. During the three and nine months ended September 30, 2006 and 2005, the Company paid approximately $37,500 and $102,500 and $34,750 and $105,250, respectively, in consulting fees to related parties. In addition, as of September 30, 2006 the Company has accrued $32,844 related to common stock payable under one of these consulting agreements. A fair value of $6.00 per share was used to determine the related expense.
     The Company’s consulting agreement with its Chief Financial Officer required a bonus payment upon the completion of a U.S. initial public offering of at least $10 million. The Company paid the required bonus in the amount of $140,575 upon the successful completion of the Company’s IPO in November 2006. Three and nine month 2006 results of operations include an accrual for this bonus payment in general and administrative expenses. See Note 9.
7.	Private Placement.
     On July 24, 2006, the Company completed a private placement in which it raised net proceeds of $3,225,140 through the sale of 7,644 shares of the Company’s Series B Preferred Stock.
8.	2006 Stock Incentive Plan.
     In July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). The Plan provides for the Company to issue options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors and consultants of the Company. Under the Plan, 2,188,828 shares of the Company’s common stock have been reserved for issuance. Options to purchase 21,888 shares have been granted to date under the Plan.
9.	Subsequent Events.
a.	Stock Split. On October 3, 2006, the Company’s board of directors approved an approximate 1.4592-to-one forward stock split (effected in the form of a stock dividend). All stock value, common shares outstanding and per share amounts set forth in these financial statements have been adjusted retroactively to reflect this split.

b.	Initial Public Offering. On November 13, 2006, the Company closed its IPO. In the IPO, the Company sold 3,350,000 shares of its authorized but unissued common stock at an initial public offering price of $6.00 per share. The Company received net proceeds from the offering of $17,693,000 (gross proceeds of $20,100,000 less a 7% underwriting discount aggregating $1,407,000 and estimated offering expenses of $1,000,000). The net proceeds of the offering will be used for product development and general corporate purposes. At the closing of the IPO, all of the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock automatically converted into an aggregate of 2,136,860 shares of the Company’s common stock.

Costs related to the IPO were deferred when incurred and amounted to $472,074 at September 30, 2006. Such costs are included as an asset on the accompanying unaudited condensed balance sheet at September 30, 2006. All such costs were charged to paid-in-capital at the successful completion of the IPO. Such costs are a portion of the estimated IPO expenses referred to above.

c.	Employment Agreements. At the closing of the IPO, the Company entered into employment agreements with Patrick J. McEnany, its Chairman, President and Chief Executive Officer, and Jack Weinstein, its Vice President, Treasurer and Chief Financial Officer. Under these agreements, Messrs. McEnany and Weinstein will receive base salaries of $315,000 and $200,000, respectively, and bonus compensation based on performance.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our financial statements and the related notes and schedule thereto appearing elsewhere in this Form 10-Q and in the Prospectus, dated November 7, 2006 (the “Prospectus”), that is a part of our Registration Statement on Form S-1 (file no. 333-136039). This discussion and analysis may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth herein and in the “Risk Factors” section of the Prospectus.
Overview
     We are a specialty pharmaceutical company focused on the development and commercialization of prescription drugs for the treatment of drug addiction. Our initial product candidate is CPP-109, which is based on the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin. We intend in the first quarter of 2007 to commence a U.S. Phase II clinical trial evaluating CPP-109 as a treatment for cocaine addiction.
     We recently completed an initial public offering in which we raised net proceeds of approximately $17.7 million. We intend to use these proceeds to complete the clinical and non-clinical studies that we believe, based on currently available information, will be required for us to file a new drug application, or NDA, for the use of CPP-109 to treat cocaine addiction. Subject to the availability of funding, we also hope to develop CPP-109 for the treatment of methamphetamine addiction and other addictions. There can be no assurance that we will receive approval of an NDA for CPP-109.
     The successful development of CPP-109 or any other product we may develop, acquire, or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing, such products, including the uncertainty of:
•	the scope, rate of progress and expense of our clinical trials and our other product development activities;

•	the results of future clinical trials, and the number of clinical trials (and the scope of such trials) that will be required to seek and obtain approval of an NDA for CPP-109; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Research and development expenses, in the aggregate, represented approximately 33% of our total operating expenses for the nine months ended September 30, 2006. Research and development expenses consist primarily of costs incurred for clinical trials and development costs related to CPP-109, personnel and related costs related to our product development activities, and outside professional fees related to clinical development and regulatory matters.
     We expect that our research and development expenses will substantially increase as a percentage of our total expenses due to the estimated expense of our planned U.S. Phase II clinical trial, our anticipated costs related to the clinical trial to be conducted in Mexico, and any required Phase I studies that we undertake. We estimate, based on the information available to us at this date, that we will incur approximately $15.7 million in expenses, in addition to costs previously incurred, for our further clinical trials and development costs for CPP-109 to treat cocaine addiction. These estimates assume that a U.S. Phase III clinical trial will be required by the FDA before we are able to obtain approval of an NDA for CPP-109.
     The above costs include assumptions about facts and events that are outside of our control. For example, most of the expenses for completing the development of CPP-109 to treat cocaine addiction will be in the form of fees and expenses we will be required to pay a clinical research organization to conduct this work for us. We have not yet selected or contracted with any third party for this purpose, and our estimate of the fees and expenses we will have to pay is based on our experience with these organizations rather than firm quotes. The actual cost to us could be significantly greater than we expect. In addition, the FDA could require us to alter or delay our clinical trials at any stage, which may significantly increase the costs of that trial, as well as delay our commercialization of CPP-109 and our future revenue.
Basis of Presentation
Revenues
     We are a development stage company and have had no revenues to date. We will not have revenues until such time as we receive approval of CPP-109 and successfully commercialize our product, of which there can be no assurance.
Research and development expenses
     Our research and development expenses consist of costs incurred for company-sponsored research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, material supply costs, and medical costs for visual field defect testing. It also includes both cash and non-cash compensation paid to our scientific advisors and consultants related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109. We expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.
     Clinical trial activities require significant expenditures up front. We anticipate paying significant portions of a trial’s cost before it begins, as well as additional expenditures as the trial progresses and reaches certain milestones.
Selling and marketing expenses
     We do not currently have any selling or marketing expenses, as we have not yet received approval for the commercialization of CPP-109. We expect we will begin to incur such costs upon our filing of an NDA, so that we can have a sales force in place to commence our selling efforts immediately upon receiving approval of such NDA, of which there can be no assurance.
General and administrative expenses
     Our general and administrative expenses consist primarily of salaries, consulting fees for members of our Scientific Advisory Board, information technology, and corporate administration functions. Other costs include administrative facility costs, regulatory fees, and professional fees for legal and accounting services.
Stock-based compensation
     Commencing on January 1, 2006, we recognize costs related to the issuance of common stock to employees and consultants by using the estimated fair value of the stock at the date of grant, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Share-Based Payments” (“SFAS 123(R)”).
Income taxes
     We have incurred operating losses since inception. The related deferred tax asset resulting primarily from the net operating loss carryforwards has a 100% valuation allowance as of December 31, 2005 and 2004, as we believe it is more likely than not that the deferred tax asset will not be realized. Further, as a result of our recent IPO, our use of our net operating losses against net income, if any, generated in future periods could be limited under Section 382 of the Internal Revenue Code.

Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     The list below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, or GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures required by GAAP.
Non-clinical study and clinical trial expenses
     Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are expected to be based on actual and estimated costs of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of the work to be performed at a fixed fee or unit price. Payments under the contracts will depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are expected to be accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would be required to modify our estimates accordingly on a prospective basis.
Stock-based compensation
     In December 2004, the FASB issued Statement 123(R), “Accounting for Share-Based Payment,” which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities. Statement 123(R) requires that compensation cost be measured based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires such transactions to be accounted for using a fair value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends SFAS 123. Statement 123(R) requires us to recognize an expense for the fair value of our unvested outstanding stock options beginning with our financial statements for the year ended December 31, 2006.
Results of Operations
     Revenues. We had no revenues for the three and nine-month periods ended September 30, 2006 and 2005.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2006 and 2005 were $235,467 and $127,378, respectively. Research and development expenses for the nine months ended September 30, 2006 and 2005 were $668,231 and $1,105,772, respectively. Expenses include payments with respect to clinical studies that we have supported in the past and payments made to consultants and members of our Scientific Advisory Board and to other service providers who have assisted us with respect to our product development efforts.

     We recorded non-cash compensation in each of the three and nine-month periods in 2006 and 2005 ($56,149 and $163,235, respectively, for the comparative three month periods and $297,274 and $90,000, respectively, for the comparative nine month periods) relating to our research and development. Such non-cash compensation related to shares of common stock issued to several of our consultants and scientific advisors for services rendered and the value of stock options granted to non-employees.
     We expect that research and development activities will increase substantially as we receive the vigabatrin that will be used in our upcoming clinical trials, as we pay the costs associated with our ongoing clinical studies and trials, and as we expand our product development activities generally.
     Selling and Marketing Expenses. We had no selling and marketing expenses during the three and nine months ended September 30, 2006 and 2005. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.
     General and Administrative Expenses. General and administrative expenses were $1,106,752 and $106,577, respectively, for the three months ended September 30, 2006 and 2005, and $1,348,945 and $455,763, respectively, for the nine months ended September 30, 2006 and 2005. Three and nine month 2006 general and administrative expenses includes $739,825 and $767,575 in non-cash compensation expense relating to the vesting of previously issued non-employee stock options.
     General and administrative expenses include office expenses, legal and accounting fees and travel expenses for our employees, consultants and members of our Scientific Advisory Board. We expect general and administrative expenses to increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials, add staff, expand our infrastructure to support the requirements of being a public company and otherwise expend funds to continue to develop our business as set forth in our Prospectus and this Quarterly Report on Form 10-Q.
     Stock-Based Compensation. We issued (i) stock options to non-employees in early 2005, (ii) stock options to our Chief Executive Officer in early 2005, and (iii) shares of our common stock to several of our scientific advisors and consultants in 2005 and in the first nine months of 2006. See “Research and Development” above. The measurement date for all these equity instruments, other than options granted to our Chief Executive Officer, is based on the guidance of EITF 96-18, and accordingly the options are marked to their fair value at the end of each period until the non-employee guarantee has fully vested in the award. The options granted to our Chief Executive Officer were accounted for using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and accordingly have no compensation expense related to them because the fair value of our common stock at the grant date was equal to the exercise price of the options. For accounting purposes, we calculated stock-based compensation based on a fair value of $6.00 per share as of September 30, 2006. As of September 30, 2006, we had outstanding stock options to purchase 2,361,016 shares of our common stock, of which options to purchase 2,193,206 were vested and 167,810 were unvested. We also had 5,474 shares of common stock payable at September 30, 2006. Finally, we had 142,272 shares of common stock payable at June 30, 2006 which we issued in July 2006.
     Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements in 2005 and 2006. All such funds were invested in short and medium-term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.
     Income taxes. We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the net proceeds of private placements of our equity securities. As of September 30, 2006, we had received total net proceeds of approximately $5.0 million from private placements of our securities. Subsequent to September 30, 2006, we completed our IPO in which we raised gross proceeds of $20.1 million.
     At September 30, 2006, we had cash and cash equivalents of $3,003,436 and had working capital of $2,320,142. Additionally, subsequent to September 30, 2006, we closed our IPO in which we received net proceeds of $17,693,000. See Note 9 of Notes to Unaudited Condensed Financial Statements.
     Operating Capital and Capital Expenditure Requirements
     We have to date incurred operating losses, and we expect these losses to increase substantially in the future as we expand our product development programs and prepare for the commercialization of CPP-109. We anticipate using the net proceeds from our IPO to finance these activities. It may take several years to obtain the necessary regulatory approvals to commercialize CPP-109 in the United States.
     We believe that our available resources will be sufficient to meet our projected operating requirements for the next 24 months, including our requirements relating to obtaining necessary regulatory approvals of CPP-109 for use in treating cocaine addiction.
     Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competition and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.
     If we are unable to generate a sufficient amount of revenue to finance our future operations, product development and regulatory plans, we may seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders.
     To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives.
Cash Flows
     Net cash used in operations was $500,881 and $400,986, respectively, for the nine months ended September 30, 2006 and 2005. Net cash used in each of these periods primarily reflects that portion of the net loss for these periods not attributed to non-cash compensation.
     Net cash used in investing activities was $19,876 and $2,468 for the nine months ended September 30, 2006 and 2005, respectively. Such funds were used primarily to purchase computer equipment.
     Net cash provided by financing activities was $2,753,066 and $1,046,515 for the nine months ended September 30, 2006 and 2005, respectively. Net cash from financing activities is comprised of the net proceeds of the private placements that we completed in July 2006 and March 2005 net of deferred public offering costs relating to our IPO. Such funds were used to fund our research and development costs and our general and administrative costs in the first nine months of 2005 and 2006.
Off-Balance Sheet Arrangement
     We currently have no debt and no capital leases. We have an operating lease for our office facility. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.
Recent Accounting Pronouncements
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, it requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective January 1, 2007 and is not expected to have a material impact on our financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk represents the risk of changes in the value of market risk-sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
     Our exposure to interest rate risk is currently confined to our cash that is invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
ITEM 4. CONTROLS AND PROCEDURES
a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2006, except as set forth in the next paragraph, our Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As stated in our Prospectus, following completion of their audits of our financial statements for 2005, 2004 and 2003, our independent auditors, Grant Thornton, LLP, advised our Board of Directors and management that during the course of their audit, they noted an internal control deficiency constituting a significant deficiency and a material weakness as defined in professional standards. The deficiency noted related to our knowledge of accounting for equity instruments. Our auditors identified that we had not recorded compensation expense related to the issuance of non-employee stock options and had not reported sufficient compensation expense relating to stock that we issued to our consultants and scientific advisors for services. Management intends to correct this weakness by hiring a Controller/Chief Accounting Officer with experience in preparing financial statements in accordance with generally accepted accounting principles. Management expects to retain a Controller/Chief Accounting Officer with the requisite experience in the near future.

b.	There have been no changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any legal proceedings.
ITEM 1A. RISK FACTORS
The Company’s Registration Statement on Form S-1 (File No. 333-136039) became effective on November 7, 2006, “Risk Factors” relating to the Company’s business were contained in the Prospectus which forms a part of the Registration Statement. There are no changes in the risk factors from those contained within the Prospectus. The Company has not yet filed an Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 24, 2006, the Company completed a private placement of 7,644 shares of its Series B Preferred Stock at a price of $435 per share to 51 investors, all of whom are accredited investors. The offering resulted in net proceeds to the Company of $3,225,140. The offering was made pursuant to an exemption from registration under Rule 506 of Regulation D.
The proceeds from the offering are being used for the following purposes:
•	approximately $100,000 to purchase the active pharmaceutical ingredient required to manufacture batches of CPP-109 for use in the Company’s Phase II clinical trial;

•	approximately $600,000 to pay a contract manufacturer for services in connection with the development and manufacture of the Company’s formulation of vigabatrin and to pay for required bioequivalency studies with respect to the chemical composition of CPP-109; and

•	the remainder to fund the Company’s support of an upcoming clinical study in Mexico, to pay $125,000 in deferred compensation to the Company’s Chief Executive Officer, and for general corporate purposes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On September 7, 2006, the merger between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation (“CPP-Florida”), became effective. The merger was approved in August 2006 by the stockholders of both CPP-Florida and the Company. See Note 3 of Notes to Financial Statements.
ITEM 5. OTHER INFORMATION
On November 13, 2006, the Company closed its IPO and sold 3,350,000 shares of its common stock at a price to public of $6.00 per share. All shares were offered by the Company. The Company intends to use the net proceeds of the offering, aggregating approximately $17.6 million, to pay costs associated with the clinical and non-clinical trials required to seek approval to commercialize CPP-109, the Company’s product candidate based on vigabatrin, to treat cocaine addiction, and for general corporate purposes.
In connection with the IPO, the Company granted the underwriters a 30-day option to purchase up to an additional 502,500 shares of the Company’s authorized but unissued common stock for the IPO price to cover overallotments, if any. The option expired unexercised on December 7, 2006.

At the closing of the IPO, the Company entered into employment agreements with Patrick J. McEnany, its Chairman and Chief Executive Officer, and Jack Weinstein, its Vice President, Treasurer and Chief Financial Officer. Under these agreements, Messrs. McEnany and Weinstein will receive base salaries of $315,000 and $200,000, respectively, and bonus compensation based on performance.
ITEM 6. EXHIBITS
     (a) Exhibits
10.1	Employment Agreement between the Company and Patrick J. McEnany, dated November 8, 2006

10.2	Employment Agreement between the Company and Jack Weinstein, dated November 8, 2006

10.3	Stock Option Agreement between the Company and M. Douglas Winship

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceutical Partners, Inc.
By:	/s/ Jack Weinstein
Jack Weinstein
Chief Financial Officer

Date: December 15, 2006

Exhibit Index

Exhibit
Number	Description

10.1	Employment Agreement between the Company and Patrick J. McEnany, dated November 8, 2006

10.2	Employment Agreement between the Company and Jack Weinstein, dated November 8, 2006

10.3	Stock Option Agreement between the Company and M. Douglas Winship

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002