Form 10-Q
period 2007-03-31
Catalyst Pharmaceutical Partners, Inc.
filed 2007-05-14
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,527,564 shares of common stock, $0.001 par value per share, were outstanding as of May 11, 2007.

CATALYST PHARMACEUTICAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$19,064,940	$20,434,702
Interest receivable	86,230	85,787
Prepaid expenses	184,805	67,333

Total current assets	19,335,975	20,587,822
Property and equipment, net	22,180	20,157
Other assets	20,388	11,500

Total assets	$19,378,543	$20,619,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$312,465	$448,072
Accrued expenses	211,881	324,774

Total current liabilities	524,346	772,846
Stockholders’ equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 12,527,564 and 12,516,620 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	12,528	12,517
Additional paid-in capital	25,852,961	25,593,330
Accumulated deficit	(7,011,292)	(5,759,214)

Total stockholders’ equity	18,854,197	19,846,633

Total liabilities and stockholders’ equity	$19,378,543	$20,619,479

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

			Cumulative Period
			from January 4,
			2002 (date of
	For the Three Months Ended March 31,		inception) to
			March 31,
	2007	2006	2007
Revenues	$—	$—	$—

Operating costs and expenses:
Research and development	762,520	162,615	3,866,942
General and administrative	734,626	155,382	3,587,914

Total operating costs and expenses	1,497,146	317,997	7,454,856

Loss from operations	(1,497,146)	(317,997)	(7,454,856)
Interest income	245,068	5,168	443,564

Loss before income taxes	(1,252,078)	(312,829)	(7,011,292)
Provision for income taxes	—	—	—

Net loss	$(1,252,078)	$(312,829)	$(7,011,292)

Loss per share — basic and diluted	$(0.10)	$(0.05)

Weighted average shares outstanding — basic and diluted	12,518,809	6,887,513

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 31, 2007

				Deficit
				Accumulated
				During the
	Preferred	Common	Additional	Development
	Stock	Stock	Paid-in Capital	Stage	Total
Balance at December 31, 2006	$—	$12,517	$25,593,330	$(5,759,214)	$19,846,633
Issuance of stock options for services	—	—	195,330	—	195,330
Amortization of restricted shares for services	—	—	5,038	—	5,038
Issuance of common stock for services	—	11	59,263	—	59,274
Net loss	—	—	—	(1,252,078)	(1,252,078)

Balance at March 31, 2007	$—	$12,528	$25,852,961	$(7,011,292)	$18,854,197

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

			Cumulative Period
			from January 4,
	For the Three Months Ended		2002 (date of
	March 31,		inception) through
			March 31,
	2007	2006	2007
Operating Activities:
Net loss	$(1,252,078)	$(312,829)	$(7,011,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,090	573	8,757
Stock-based compensation	200,368	120,563	3,080,356
Change in assets and liabilities
Increase in interest receivable	(443)	—	(86,230)
Increase in other prepaid expenses and deposits	(126,360)	(2,396)	(205,193)
(Decrease) increase in accounts payable	(135,607)	(8,467)	312,464
(Decrease) increase in accrued expenses	(53,619)	25,093	211,882

Net cash used in operating activities	(1,365,649)	(177,463)	(3,689,256)
Investing Activities:
Capital expenditures	(4,113)	(6,309)	(30,937)

Net cash used in investing activities	(4,113)	(6,309)	(30,937)
Financing Activities:
Proceeds from issuance of common stock	—	—	18,789,536
Proceeds from issuance of preferred stock	—	—	3,895,597

Net cash provided by financing activities	—	—	22,685,133

Net increase (decrease) in cash	(1,369,762)	(183,772)	18,964,940
Cash and cash equivalents at beginning of period	20,434,702	771,127	100,000

Cash and cash equivalents at end of period	$19,064,940	$587,355	$19,064,940

The accompanying notes are an integral part of these condensed financial statements.

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
     The Company has incurred operating losses in each period from inception through March 31, 2007. The Company has been able to fund its cash needs to date through an initial funding from its founders, four subsequent private placements and an initial public offering (“IPO”) of its common stock.
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
2.	Basis of Presentation and Significant Accounting Policies.
a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s primary focus is on the development and commercialization of the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin, as a potential treatment for drug addiction, including cocaine addiction, methamphetamine addiction, and certain obsessive compulsive disorders.

b.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

2.	Basis of Presentation and Significant Accounting Policies. (continued)
In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as restricted common stock and stock options. For all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive.

Potentially dilutive common stock equivalents as of March 31, 2007 included (i) stock options to purchase 2,458,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,000 shares of restricted common stock that will vest over the next three years.

Potentially dilutive common stock equivalents as of March 31, 2006 included stock options to purchase 2,206,333 shares of common stock at exercise prices ranging from $0.69 to $2.98 per share.

e.	STOCK COMPENSATION PLANS. Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. In July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). See Note 7.

As of March 31, 2007, there were outstanding stock options to purchase 2,458,149 shares of common stock (including options to purchase 105,888 shares granted under the Plan), of which stock options to purchase 2,243,672 shares of common stock were exercisable as of March 31, 2007. Additionally, as of March 31, 2007 there were 15,000 shares of restricted common stock granted under the Plan, none of which were vested.

For the three month periods ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense as follows:

	2007	2006
Research & development	$78,393	$82,068
General & administrative	121,975	38,495

Total stock based compensation	$200,368	$120,563

2.	Basis of Presentation and Significant Accounting Policies. (continued)
f.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.
3.	Property and Equipment.

Property and equipment, net consists of the following:

	March 31, 2007	December 31, 2006
Computer equipment	$21,651	$18,368
Furniture and equipment	9,287	8,457
Accumulated depreciation	(8,758)	(6,668)

Total property and equipment, net	$22,180	$20,157

4.	Accrued Liabilities.

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Common stock issuable	$—	$59,274
Accrued license fee	165,869	165,869
Accrued professional fees	20,000	72,571
Accrued compensation & benefits	15,201	21,198
Other	10,811	5,862

Total accrued expenses	$211,881	$324,774

5.	Lease Obligations.
     The Company has executed noncancellable operating lease agreements for its corporate offices. As of March 31, 2007, future minimum lease payments under the noncancellable operating lease agreements are as follows:

2007	$37,896
2008	63,564
2009	58,694
2010	60,455
2011	62,268
Thereafter	47,743

$330,620

     During the quarter ended March 31, 2007 the Company entered into a new lease agreement for its corporate offices in Coral Gables, Florida. Rent expense was $7,711 and $4,651 for the quarters ended March 31, 2007 and 2006, respectively. The Company’s office leases expire on various dates from December 2007 to September 2012.
6.	Income Taxes.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN No. 48), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48.
     The Company is subject to income taxes in the U.S. federal jurisdiction, and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2002. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.
7.	Stock Compensation.
Stock Options
     The Company has granted stock options to employees, officers, directors and scientific advisors of the Company generally, at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of 5 to 10 years.

7.	Stock Compensation. (continued)

The tables below summarize options outstanding and exercisable at March 31, 2007:

			Weighted-
		Weighted-	Average Remaining
		Average Exercise	Contractual Term	Aggregate Intrinsic
	Options	Price	(in years)	Value
Options outstanding at December 31, 2006	2,374,149	$1.19	5.45
Granted	84,000	$4.95	5.74
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at March 31, 2007	2,458,149	$1.32	5.36	$8,019,896

Options exercisable at March 31, 2007	2,243,672	$1.07	5.32	$7,870,306

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average Exercise	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.69 - $1.37	2,060,417	5.48	$0.89	2,060,417	$0.89
$2.98	291,844	4.55	$2.98	145,922	$2.98
$3.99	44,000	4.80	$3.99	37,333	$3.99
$6.00	61,888	5.95	$6.00	—	—

	2,458,149	5.37	$1.32	2,243,672	$1.07

     The Company adopted the provisions of Statement of Financial Accounting Standards 123(R) “Share-Based Payment” (SFAS No.123R) beginning January 1, 2006, using the modified prospective transition method. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of the Company’s stock options awards. For the three month periods ended March 31, 2007 and 2006, the assumptions used were an estimated annual volatility of 100%, average expected holding periods of four to five years, and risk-free interest rates of 4.57% and 5.50%, respectively. The expected dividend rate is zero and no forfeiture rate was applied.
     The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2007 and March 31, 2006 were $2.73 and $5.42, respectively. The total fair value of vested stock options for the quarters ended March 31, 2007 and 2006 were $129,753 and $23,729, respectively.
     As of March 31, 2007, there was approximately $964,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 1.71 years.

7.	Stock Compensation. (continued)
Restricted Stock Units
     Under the Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity for the three months ended March 31, 2007 was as follows:

	Number of	Weighted-
	Restricted Stock	Average Grant Date
	Units	Fair Value
Nonvested balance at December 31, 2006	—	$—
Granted	15,000	4.03
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2007	15,000	$4.03

     The Company recorded stock-based compensation totaling $5,038 and $0, respectively, related to restricted stock units granted to a new employee during the three months ended March 31, 2007 and 2006. As of March 31, 2007, there was $55,412 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.75 years.
8.	Related Party Transactions.
     Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. Several of these agreements are with related parties under common ownership and control. During the three month period ended March 31, 2007 and 2006, the Company paid approximately $13,000 and $55,000, respectively, in consulting fees to related parties.
     In January 2005, the Company entered into an agreement with Patrick J. McEnany, to act as the Company’s Chief Executive Officer. The agreement called for an annual salary of $100,000 per year commencing on March 1, 2005. The agreement stipulated that half of Mr.McEnany’s salary was to be deferred until the Company raised equity in the amount of not less than $2,000,000. Mr. McEnany also deferred the other half of his compensation until the equity minimum was met. The condition requiring full payment of this obligation was satisfied in July 2006 when the Company closed a private placement, at which time all deferred compensation was paid to Mr. McEnany.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report and the information incorporated by reference into it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials required to file a new drug application for CPP-109, our product candidate based on vigabatrin, our ability to complete such trials on a timely basis and within the budgets we establish for such trials, our ability to protect our intellectual property, the activities of others who seek to develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our Annual Report on Form 10-K for the year ended December 31, 2006 describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
     We are a development-stage specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction. Our initial product candidate is CPP-109, which is based on the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin. We intend to commence a U.S. Phase II clinical trial evaluating CPP-109 as a treatment for cocaine addiction at the end of the 2007 second quarter and a U.S. Phase II clinical trial evaluating CPP-109 as a treatment for methamphetamine addiction during the third quarter of 2007.
     We recently completed an initial public offering in which we raised net proceeds of approximately $17.6 million. We are using these proceeds to complete the clinical and non-clinical studies that we believe, based on currently available information, will be required for us to file a new drug application, or NDA, for the use of CPP-109 to treat cocaine addiction. Subject to the availability of funding, we also hope to develop CPP-109 for the treatment of other addictions. There can be no assurance that we will ever receive approval of an NDA for CPP-109.
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

     Research and development expenses, in the aggregate, represented approximately 51% of our total operating expenses for the three months ended March 31, 2007 and 2006. Research and development expenses consist primarily of costs incurred for clinical trials and development costs related to CPP-109, personnel and related costs related to our product development activities, and outside professional fees related to clinical development and regulatory matters.
     We expect that our research and development expenses will substantially increase due to the estimated expenses of our planned U.S. Phase II clinical trials, our anticipated costs related to a clinical trial that we are sponsoring which is presently being conducted in Mexico, and any required Phase I studies and non-clinical studies that we may undertake. We estimate, based on the information available to us at this date, that we will incur approximately $15.7 million in expenses, in addition to costs previously incurred, for our further clinical trials and development costs for CPP-109 to treat cocaine addiction. These estimates assume that only one U.S. Phase III clinical trial will be required by the FDA before we are able to obtain approval of an NDA for CPP-109.
     The above costs include assumptions about facts and events that are outside of our control. For example, most of the expenses for completing the development of CPP-109 to treat cocaine addiction will be in the form of fees and expenses we will be required to pay a contract research organization (“CRO”) to conduct this work for us. The actual cost to us could be significantly greater than we currently expect. In addition, the FDA could require us to alter or delay our clinical trials at any stage, which may significantly increase the costs of that trial, as well as delay our commercialization of CPP-109 and our future revenue.
Recent Developments
Top-line results of bioequivalence study
     On May 9, 2007, we issued a press release announcing that we have received positive initial top-line results in our bioequivalence study demonstrating that CPP-109 (our product-candidate based on vigabatrin) is bioavailable and bioequivalent to Sabril®, the version of vigabatrin marketed in Europe by Sanofi Aventis. This data potentially provides a basis for linking CPP-109 to the extensive body of published pre-clinical and clinical literature on Sabril®.
     In the bioequivalence study, investigators randomized 30 healthy male and female subjects to either of two treatments — a 500 mg. tablet of Sabril® or 500 mg. tablet of CPP-109. The researchers dispensed the assigned medication tablet to the participants after an overnight fast and collected blood plasma samples before dosing. An additional 21 blood plasma samples were collected after dosing over a period of 36 hours. After a washout period of eight days, each participant was crossed over to receive the alternate tablet, and plasma samples were collected according to the same schedule. A total of 28 subjects completed both arms of the study. This study was conducted as recommended by the Food and Drug Administration’s Guidance for Industry, “Bioavailability and Bioequivalence Studies for Orally Administered Drug Products — General Considerations.”
     Bioequivalence of the two tablet formulations is supported by the pharmacokinetic data collected for CPP-109 and Sabril®. Specifically, the maximum plasma concentration and area under the curve for vigabatrin were similar for CPP-109 and Sabril® Tablets. The 90% geometric confidence intervals attained for these pharmacokinetic parameters were well within the 80% to 125% range recommended by the Food and Drug Administration’s Guidance for Industry, “Statistical Approaches to Establishing Bioequivalence,” and the two products meet the requirements to be considered both bioavailable and bioequivalent.
     While the top-line results of our bioequivalence study were positive, and while we anticipate that the final results of the bioequivalence study will be positive, there can be no assurance that the final results of the bioequivalence study will be positive.
     A copy of our May 9, 2007 press release is Exhibit 99.1 to this Form 10-Q and is incorporated herein by this reference.

Lease for new facilities
     On March 26, 2007, we entered into a lease for approximately 1,616 square feet of office space in a building located at 355 Alhambra Plaza in Coral Gables, Florida. The lease is for a 63 month term and we will pay base rent under the new lease of approximately $56,560 per annum. We expect to move into our new office facility in July 2007.
Status of U.S. Phase II clinical trial for cocaine addiction
     We have retained Health Decisions, Inc. as the CRO to conduct our U.S. Phase II clinical trial to evaluate CPP-109 as a treatment for cocaine addiction. Under the agreement, we will pay the CRO approximately $3,700,000 over the next 15 months based on the achievement of milestones.
     We anticipate that our clinical trial will be a double-blind, randomized, placebo-controlled trial involving approximately 180 patients at multiple treatment sites in the United States and Canada. To be eligible to participate in the trial, participants will have to meet specific clinical standards for cocaine dependence, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants cannot meet the DSM-IV criteria for dependence on other addictive substances. Further, eye safety studies will be conducted on all trial participants to determine the extent of visual field defects among such participants, if any.
     The treatment phase of the trial is expected to be 12 weeks in duration, with subjects randomly assigned into two equal groups. One group will receive CPP-109 and the second group will receive a placebo. The primary endpoint of the trial will be the proportion of subjects in each treatment group who are cocaine abstinent during the last two weeks of the treatment phase. Secondary endpoints include, among others, the maximum number of consecutive treatment phase cocaine non-use days. Subjects completing the treatment phase will be followed up for an additional 12 weeks to obtain additional information to support the safety and efficacy of CPP-109.
Basis of Presentation
Revenues
     We are a development stage company and have had no revenues to date. We will not have revenues until such time as we receive approval of an NDA for CPP-109 and successfully commercialize our product, of which there can be no assurance.
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
     Clinical trial activities require significant expenditures up front. We anticipate paying significant portions of a trial’s cost before it begins, and incurring additional expenditures as the trial progresses and reaches certain milestones.
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
General and administrative expenses
     Our general and administrative expenses consist primarily of salaries, consulting fees and/or travel related expenses for certain employees, consultants, directors and members of our Scientific Advisory Board. Other costs include information technology, corporate administration functions, administrative facility costs, regulatory fees, and professional fees for legal and accounting services.
Stock-based compensation
     We recognize costs related to the issuance of stock-based awards to employees and consultants by using the estimated fair value of the award at the date of grant, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”).
Income taxes
     We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2007 and December 31, 2006, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Pre-clinical study and clinical trial expenses
     Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are expected to be based on actual and estimated costs of the services received and efforts expended pursuant to contracts with multiple research institutions and the CRO that conducts and manages our clinical trials. The financial terms of these agreements are subject to negotiation and will vary from contract to contract and may result in uneven payment flows. Generally, it is anticipated that these agreements will set forth the scope of the work to be performed at a fixed fee or unit price. Payments under these contracts will depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are expected to be accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would be required to modify our estimates accordingly on a prospective basis.

Stock-based compensation
     Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”. We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of the Company’s stock options awards. For the three month periods ended March 31, 2007 and 2006 the assumptions used were an estimated annual volatility of 100%, average expected holding periods of four to five years, and risk-free interest rates of 4.57% and 5.50%, respectively. The expected dividend rate is zero and no forfeiture rate was applied.
Results of Operations
     Revenues. We had no revenues for the three month periods ended March 31, 2007 and 2006.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2007 and 2006 were $762,520 and $162,615, respectively, including stock-based compensation expense in each of the three month periods of $78,393 and $82,068, respectively. The stock-based compensation is non-cash and relates to shares of common stock issued to several of our consultants and scientific advisors for services rendered and the expense of stock options awards and restricted stock awards to our employees, officers, directors and scientific advisors. During the first quarter of 2007 cash expenses for research and development grew significantly compared to amounts incurred in the first quarter of 2006. The increase primarily related to expenses for raw materials and finished products for use in our clinical trials, an unrestricted grant to the sponsor of a clinical trial that is being conducted in Mexico by a member of our scientific advisory board and our bioequivalence study comparing CPP-109 to the version of Sabril® marketed in Europe by Sanofi-Aventis. These expenses totaled approximately $605,000 and $0, respectively for the three months ended March 31, 2007 and 2006.
     Selling and Marketing Expenses. We had no selling and marketing expenses during the three months ended March 31, 2007 and 2006. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals, of which there can be no assurance.
     General and Administrative Expenses. General and administrative expenses were $734,626 and $155,382, respectively, for the three months ended March 31, 2007 and 2006. These expenses include $121,975 and $38,495, respectively, in stock-based non-cash compensation expense relating to the vesting of stock options and restricted stock grants. General and administrative expenses increased substantially from period to period due to the addition of several executives in late 2006 and early 2007 who were not previously employees in the prior period and the expenses related to our being a publicly traded entity commencing in November 2006.
     General and administrative expenses includes among other expenses, office expenses, legal and accounting fees and travel expenses for our employees, consultants and members of our Scientific Advisory Board. We expect general and administrative efforts to further increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials and otherwise expend funds to continue to develop our business as described herein and in our Annual Report on Form 10-K for 2006.

     Stock-Based Compensation. Total stock based compensation for the three months ended March 31, 2007 and 2006 was $200,368 and $120,563, respectively. As of March 31, 2007, we had outstanding stock options to purchase 2,458,149 shares of our common stock, of which options to purchase 2,243,672 shares were vested and options to purchase 214,477 shares were unvested. We also had 15,000 shares of restricted common stock granted as of March 31, 2007, none of which were vested at that date.
     Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements and IPO. Interest income increased substantially from period to period due to our investment in the 2007 first quarter of the proceeds of our IPO. All such funds were invested in short term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.
     Income taxes. We have incurred net operating losses since inception. In both the first quarter of 2007 and the first quarter of 2006 we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the net proceeds of private placements of our equity securities and through our IPO. At March 31, 2007, we had cash and cash equivalents of $19.1 million and working capital of $18.8 million. At December 31, 2006 we had cash and cash equivalents of $20.4 million and working capital of $19.8 million.
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

     If we do not have sufficient resources to fund our operations and product development plans, we may seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders.
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
Cash Flows
     Net cash used in operations was $1,365,649 and $177,463, respectively, for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, net cash used in operating activities was primarily attributable to our net loss of $1,252,078 adjusted for $202,458 of non-cash expenses, decreases of $135,607 in accounts payable and $53,619 in accrued expenses, offset in part by an increase of $126,360 in prepaid expenses and deposits. Non-cash expenses included depreciation and stock-based compensation expense. During the three months ended March 31, 2006, net cash used in operating activities was primarily attributable to our net loss of $312,829 and a decrease in accounts payable of $8,467. These effects were partially offset by $121,136 of non-cash, primarily stock-based expenses, and an increase in accrued expenses and other liabilities of $25,093.
     Net cash used in investing activities was $4,113 and $6,309, respectively, for the three months ended March 31, 2007 and 2006. Such funds were used primarily to purchase computer equipment.
     No cash was provided by (used in) financing activities for the three months ended March 31, 2007 or 2006.
Contractual Obligations
     As of March 31, 2007, we had contractual obligations as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Debt	$—	$—	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	330,620	56,970	179,089	94,561	—

Total	$330,620	$56,970	$179,089	$94,561	$—

     We are also obligated to make the following payments:
•	Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires.

•	Payments to our contract manufacturer. We are obligated to pay our contract manufacturer approximately $513,200, with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At March 31, 2007, we had paid approximately $445,000 of this amount.

•	Employment agreements. We have entered into employments agreements with two of our executive officers that require us to make aggregate base salary payments of $515,000 per annum.

Off-Balance Sheet Arrangement
     We currently have no debt and no capital leases. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk represents the risk of changes in the value of market risk-sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
     Our exposure to interest rate risk is currently confined to our cash that is invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund our product development activities and operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.

ITEM 4.	CONTROLS AND PROCEDURES
a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS
There are many factors that affect our business and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     None

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS
10.1	Lease Agreement, dated March 26, 2007, between the Company and 355 Alhambra Plaza, Ltd.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release issued May 9, 2007

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceutical Partners, Inc.
By:	/s/ Jack Weinstein
Jack Weinstein
Chief Financial Officer

Date: May 14, 2007

Exhibit Index

Exhibit
Number	Description

10.1	Lease Agreement, dated March 26, 2007, between the Company and 355 Alhambra Plaza, Ltd.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release issued May 9, 2007