Form 10-Q
period 2007-06-30
Catalyst Pharmaceutical Partners, Inc.
filed 2007-08-10
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Registrant’s telephone number, including area code: (305) 529-2522
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,527,564 shares of common stock, $0.001 par value per share, were outstanding as of August 8, 2007.

CATALYST PHARMACEUTICAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$17,600,170	$20,434,702
Interest receivable	78,517	85,787
Prepaid expenses	498,166	67,333

Total current assets	18,176,853	20,587,822
Property and equipment, net	49,555	20,157
Other assets	20,388	11,500

Total assets	$18,246,796	$20,619,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$146,383	$448,072
Accrued expenses	272,113	324,774

Total current liabilities	418,496	772,846
Stockholders’ equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 12,527,564 and 12,516,620 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	12,528	12,517
Additional paid-in capital	26,035,194	25,593,330
Accumulated deficit	(8,219,422)	(5,759,214)

Total stockholders’ equity	17,828,300	19,846,633

Total liabilities and stockholders’ equity	$18,246,796	$20,619,479

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

					Cumulative
					Period from
					January 4, 2002
	For the Three Months		For the Six Months Ended		(date of inception)
	Ended June 30,		June 30,		to June 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	1,002,780	270,149	1,765,300	432,764	4,869,722
General and administrative	434,208	86,812	1,168,834	242,194	4,022,122

Total operating costs and expenses	1,436,988	356,961	2,934,134	674,958	8,891,844

Loss from operations	(1,436,988)	(356,961)	(2,934,134)	(674,958)	(8,891,844)
Interest income	228,858	2,965	473,926	8,133	672,422

Loss before income taxes	(1,208,130)	(353,996)	(2,460,208)	(666,825)	(8,219,422)
Provision for income taxes	—	—	—	—	—

Net loss	$(1,208,130)	$(353,996)	$(2,460,208)	$(666,825)	$(8,219,422)

Loss per share — basic and diluted	$(0.10)	$(0.05)	$(0.20)	$(0.10)

Weighted average shares outstanding — basic and diluted	12,527,564	6,887,513	12,523,210	6,887,513

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
For the six months ended June 30, 2007

				Deficit
				Accumulated
				During the
	Preferred	Common	Additional	Development
	Stock	Stock	Paid-in Capital	Stage	Total
Balance at December 31, 2006	$—	$12,517	$25,593,330	$(5,759,214)	$19,846,633
Issuance of stock options for services	—	—	372,525	—	372,525
Amortization of restricted shares for services	—	—	10,076	—	10,076
Issuance of common stock for services	—	11	59,263	—	59,274
Net loss	—	—	—	(2,460,208)	(2,460,208)

Balance at June 30, 2007	$—	$12,528	$26,035,194	$(8,219,422)	$17,828,300

The accompanying notes are an integral part of this financial statement.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

			Cumulative Period
			from January 4,
			2002 (date of
	For the Six Months Ended		inception) through
	June 30,		June 30,
	2007	2006	2007
Operating Activities:
Net loss	$(2,460,208)	$(666,825)	$(8,219,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,670	2,051	11,337
Stock-based compensation	382,601	241,125	3,262,589
Change in assets and liabilities:
Decrease (increase) in interest receivable	7,270	—	(78,517)
(Increase) in other prepaid expenses and deposits	(439,721)	(12,241)	(518,554)
(Decrease) increase in accounts payable	(301,689)	(42,806)	146,382
Increase in accrued expenses	6,613	44,169	272,114

Net cash used in operating activities	(2,800,464)	(434,527)	(5,124,071)
Investing Activities:
Capital expenditures	(34,068)	(12,446)	(60,892)

Net cash used in investing activities	(34,068)	(12,446)	(60,892)
Financing Activities:
Proceeds from issuance of common stock	—	—	18,789,536
Proceeds from issuance of preferred stock	—	—	3,895,597

Net cash provided by financing activities	—	—	22,685,133

Net increase (decrease) in cash	(2,834,532)	(446,973)	17,500,170
Cash and cash equivalents at beginning of period	20,434,702	771,127	100,000

Cash and cash equivalents at end of period	$17,600,170	$324,154	$17,600,170

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
     The Company has incurred operating losses in each period from inception through June 30, 2007. The Company has been able to fund its cash needs to date through an initial funding from its founders, four subsequent private placements and an initial public offering (“IPO”) of its common stock.
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
2.	Basis of Presentation and Significant Accounting Policies.
a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s primary focus is on the development and commercialization of CPP-109, its product candidate based on the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin, as a potential treatment for drug addiction, including cocaine addiction, methamphetamine addiction, and certain obsessive compulsive disorders.

b.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

2.	Basis of Presentation and Significant Accounting Policies. (continued)
In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Potentially dilutive common stock equivalents as of June 30, 2007 include (i) stock options to purchase up to 2,568,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,000 shares of restricted common stock that will vest over the next three years.

Potentially dilutive common stock equivalents as of June 30, 2006 include stock options to purchase up to 2,188,828 shares of common stock at exercise prices ranging from $0.69 to $2.98 per share.

e.	STOCK COMPENSATION PLANS. Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. In July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). See Note 7.

As of June 30, 2007, there were outstanding stock options to purchase 2,568,149 shares of common stock (including options to purchase 215,888 shares granted under the Plan), of which stock options to purchase 2,277,005 shares of common stock were exercisable as of June 30, 2007. Additionally, as of June 30, 2007 there were 15,000 shares of restricted common stock granted under the Plan, none of which were vested.

For the three and six month periods ended June 30, 2007 and 2006, the Company recorded stock compensation expense as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and development	$161,320	$82,067	$239,713	$164,135
General and administrative	20,913	38,495	142,888	76,990

Total stock based compensation	$182,233	$120,562	$382,601	$241,125

2.	Basis of Presentation and Significant Accounting Policies. (continued)
f.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.
3.	Property and Equipment.

Property and equipment, net consists of the following:

	June 30, 2007	December 31, 2006
Computer equipment	$25,867	$18,368
Furniture and equipment	10,376	8,457
Leasehold improvements	24,650	—
Accumulated depreciation	(11,338)	(6,668)

Total property and equipment, net	$49,555	$20,157

     Depreciation expense was $2,580 and $1,478 and $4,670 and $2,051 for the three months and six months periods ended June 30, 2007 and 2006 respectively.
4.	Accrued Liabilities.
     Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Common stock issuable	$—	$59,274
Accrued license fee	165,869	165,869
Accrued professional fees	59,200	72,571
Accrued compensation & benefits	42,719	21,198
Other	4,325	5,862

Total accrued expenses	$272,113	$324,774

5. Lease Obligations.
     The Company has executed noncancellable operating lease agreements for its corporate offices. As of June 30, 2007, future minimum lease payments under the noncancellable operating lease agreements are as follows:

2007	$20,582
2008	63,281
2009	58,402
2010	60,155
2011	61,959
Thereafter	58,354

$322,733

     During the quarter ended March 31, 2007 the Company entered into a new lease agreement for its corporate offices in Coral Gables, Florida. Rent expense was $8,635 and $6,297 and $16,345 and $9,399 for the three months and six months periods ended June 30, 2007 and 2006, respectively. The Company’s office leases expire on various dates from December 2007 to November 2012.
6.	Income Taxes.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48.
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
Stock Options
     The Company has granted stock options to employees, officers, directors and scientific advisors of the Company generally, at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term between five and 10 years.

7.	Stock Compensation (continued).
     The tables below summarize options outstanding and exercisable at June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average Exercise	Contractual	Aggregate Intrinsic
	Options	Price	Term (in years)	Value
Options outstanding at December 31, 2006	2,374,149	$1.19	5.45
Granted	194,000	4.20	5.69
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at June 30, 2007	2,568,149	1.42	5.15	$6,837,163

Options exercisable at June 30, 2007	2,277,005	$1.11	4.99	$6,762,225

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
		Contractual Life	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$0.69 - $1.37	2,060,417	5.23	$0.89	2,060,417	$0.89
$2.98	291,844	4.30	$2.98	145,922	$2.98
$3.60 - $4.00	154,000	5.47	$3.74	70,666	$3.81
$6.00	61,888	5.70	$6.00	—	—

	2,568,149	5.15	$1.42	2,277,005	$1.11

     The Company adopted the provisions of Statement of Financial Accounting Standards 123(R) “Share-Based Payment” (SFAS No.123R) beginning January 1, 2006, using the modified prospective transition method. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of the Company’s stock options awards. For the three month period ended June 30, 2007 and the six month periods ended June 30, 2007 and 2006, the assumptions used were an estimated annual volatility of 100%, average expected holding periods of four to five years, and risk-free interest rates of 4.57%, 4.57% and 5.50%, respectively. The expected dividend rate is zero and no forfeiture rate was applied. No options were granted during the three months ended June 30, 2006.
     The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2007 and the six months ended June 30, 2007 and June 30, 2006 were $2.59, $2.65 and $5.42, respectively. The total fair value of vested stock options for the three months ended June 30, 2007 and six months ended June 30, 2007 and 2006 were $85,322, $215,075 and $23,729, respectively. No stock options were granted during the three months ended June 30, 2006.

7.	Stock Compensation (continued).
     As of June 30, 2007, there was approximately $896,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 1.93 years.
Restricted Stock Units
     Under the Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity for the six months ended June 30, 2007 was as follows:

	Number of	Weighted-Average
	Restricted Stock	Grant Date Fair
	Units	Value
Nonvested balance at December 31, 2006	—	$—
Granted	15,000	4.03
Vested	—	—
Forfeited	—	—

Nonvested balance at June 30, 2007	15,000	$4.03

     The Company recorded stock-based compensation related to restricted stock units totaling $5,038 and $0 and $10,076 and $0 during the three month and six month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $50,374 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.50 years.
8.	Related Party Transactions.
     Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. Several of these agreements are with related parties under common ownership and control. During the three month and six month periods ended June 30, 2007 and 2006, the Company paid approximately $14,000 and $10,000 and $27,000 and $65,000, respectively, in consulting fees to related parties. A fair value of $2.98 per share was used to determine the related expense for the six months ended June 30, 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report and the information incorporated by reference into it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials required to file a new drug application for CPP-109, our product candidate based on vigabatrin, our ability to complete such trials on a timely basis and within the budgets we establish for such trials, our ability to protect our intellectual property, whether others develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our Annual Report on Form 10-K for the year ended December 31, 2006 describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
     We are a development-stage specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction. Our initial product candidate is CPP-109, which is based on the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin.
     During July 2007 we initiated our randomized, double-blind, placebo-controlled US Phase II clinical trial in patients with cocaine addiction (see Recent Developments section). We intend to commence a U.S. Phase II clinical trial evaluating CPP-109 as a treatment for methamphetamine addiction later this year.
     In November 2006, we completed an initial public offering in which we raised net proceeds of approximately $17.6 million. We are using these proceeds to fund a portion of the clinical and non-clinical studies that we believe, based on currently available information, will be required for us to file a new drug application, or NDA, for the use of CPP-109 to treat cocaine addiction. We also hope to develop CPP-109 for the treatment of other addictions. Our development and commercialization of CPP-109 to treat cocaine addiction and methamphetamine addiction and our development of CPP-109 to treat other addictions may require additional funds. There can be no assurance that such funds will be available when required, or on terms acceptable to us, or that we will ever receive approval of an NDA for CPP-109.
     The successful development of CPP-109 or any other product we may develop, acquire, or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing, such products, including the uncertainty of:
•	the scope, rate of progress and expense of our clinical trials and our other product development activities;

•	the results of future clinical trials, number of clinical trials (and the scope of such trials) that will be required to seek and obtain approval of an NDA for CPP-109; and ·

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

     Research and development expenses, in the aggregate, represented approximately 70% and 76% and 60% and 64% of our total operating expenses for the three months and six months ended June 30, 2007 and 2006, respectively. Research and development expenses consist primarily of costs incurred for clinical trials and development costs related to CPP-109, personnel and related costs related to our product development activities, and outside professional fees related to clinical development and regulatory matters.
     We expect that our research and development expenses will substantially increase due to the estimated expense of our U.S. Phase II clinical trials and any required Phase I studies and non-clinical studies that we may undertake.
     The above costs include assumptions about facts and events that are outside of our control. For example, a significant portion of the expenses for completing the development of CPP-109 to treat cocaine addiction will be in the form of fees and expenses we will be required to pay a contract research organization (“CRO”) to conduct this work for us. In addition, the FDA could require us to alter or delay our clinical trials at any stage, which may significantly increase the costs of that trial, as well as delay our commercialization of CPP-109 and our future revenue.
Recent Developments
Status of U.S. Phase II clinical trial for cocaine addiction
     During July 2007 we initiated our randomized, double-blind, placebo-controlled U.S. Phase II clinical trial in patients with cocaine dependence. We have retained Health Decisions, Inc. as the CRO to conduct this trial to evaluate CPP-109 as a treatment for cocaine addiction. Based on currently available information, we now estimate that the cost of this trial will be approximately $4,700,000.
     The Phase II trial is designed as a randomized, double-blind, placebo-controlled, intent-to-treat, multicenter study to evaluate the safety and efficacy of CPP-109 as a treatment for cocaine addiction. The trial is expected to enroll 180 cocaine dependent patients at 10 leading addiction treatment clinical centers in the United States. Patients will be treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use. We have begun enrolling patients in our Phase II clinical trial as we receive Institutional Review Board (IRB) approvals from the institutions where our clinical trial will be conducted.
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
Results of bioequivalence study
     During the first quarter of 2007, we completed a bioequivalence study demonstrating that CPP-109 (our product-candidate based on vigabatrin) is bioavailable and bioequivalent to Sabril®, the version of vigabatrin marketed in Europe by Sanofi Aventis. This data potentially provides a basis for linking CPP-109 to the extensive body of published pre-clinical and clinical literature on Sabril®.
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
     Bioequivalence of the two tablet formulations is supported by the pharmacokinetic data collected for CPP-109 and Sabril®. Specifically, the maximum plasma concentration and area under the curve for vigabatrin were similar for CPP-109 and Sabril® Tablets. The 90% geometric confidence intervals attained for these pharmacokinetic parameters were well within the 80% to 125% range recommended by the Food and Drug Administration’s Guidance for Industry, “Statistical Approaches to Establishing Bioequivalence,” and the two products meet the requirements to be considered bioequivalent.
Lease for new facilities
     On March 26, 2007, we entered into a lease for approximately 1,616 square feet of office space in a building located at 355 Alhambra Plaza in Coral Gables, Florida. The lease is for a 63 month term and we will pay base rent under the new lease of approximately $57,000 per annum. We expect to move into our new office space in September 2007.
Basis of Presentation
Revenues
     We are a development stage company and have had no revenues to date. We will not have revenues until such time as we receive approval of CPP-109 and successfully commercialize our product, of which there can be no assurance.
Research and development expenses
     Our research and development expenses consist of costs incurred for company-sponsored research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, material supply costs, and medical costs for visual field defect testing. It also includes both cash and stock-based compensation paid to our scientific advisors, employees and consultants related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109. We expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.
     Clinical trial activities require significant up front expenditures. We anticipate paying significant portions of a trial’s cost before it begins, and incurring additional expenditures as the trial progresses and reaches certain milestones.
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
General and administrative expenses
     Our general and administrative expenses consist primarily of salaries, consulting fees for one of our officers and one of our directors and for members of our Scientific Advisory Board, information technology, and corporate administration functions. Other costs include administrative facility costs, regulatory fees, and professional fees for legal and accounting services.

Stock-based compensation
     We recognize costs related to the issuance of stock-based awards to employees and consultants by using the estimated fair value of the award at the date of grant, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
(“SFAS 123R”).
Income taxes
     We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of June 30, 2007 and December 31, 2006, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation.
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
Stock-based compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”. We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of the Company’s stock options awards.

For the six month periods ended June 30, 2007 and 2006 the assumptions used were an estimated annual volatility of 100%, average expected holding periods of four to five years, and risk-free interest rates of 4.57% and 5.5%, respectively. The expected dividend rate is zero and no forfeiture rate was applied.
Results of Operations
     Revenues. We had no revenues for the three months and six months periods ended June 30, 2007 and 2006.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2007 and 2006 were $1,002,780 and $270,149, respectively, including stock-based compensation expense in each of the three month periods of $161,320 and $82,067. Research and development expenses, in the aggregate, represented approximately 70% and 76% of total operating costs and expenses, respectively, for the three months ended June 30, 2007 and 2006. Research and development expenses for the six months ended June 30, 2007 and 2006 were $1,765,300 and $432,764, respectively, including stock-based compensation expense of $239,713 and $164,135. Research and development expenses, in the aggregate, represented approximately 60% and 64% of total operating costs and expenses, respectively, for the six months ended June 30, 2007 and 2006. The stock-based compensation is non-cash and relates to shares of common stock issued to several of our consultants and scientific advisors for services rendered and the expense of stock options awards and restricted stock awards to our employees, officers, directors and scientific advisors. Our cash expenses for research and development for the three and six months ended June 30, 2007 grew significantly compared to amounts expended in the same period in 2006 as we paid for services related to the initiation of our Phase II clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction, raw materials and finished products for use in our upcoming clinical trials, made an unrestricted grant to the sponsor of a clinical trial that is presently being conducted in Mexico and conducted our bioequivalence study comparing CPP-109 to a version of Sabril® marketed in Europe by Sanofi-Aventis.
     We expect that research and development activities will continue to increase substantially now that we have initiated our U.S. Phase II cocaine clinical trial, are in the planning stages for the commencement of our contemplated U.S. Phase II methamphetamine clinical trial, and plan to expand our product development activities generally.
     Selling and Marketing Expenses. We had no selling and marketing expenses during the three and six months ended June 30, 2007 and 2006. We anticipate that we will begin to incur sales and marketing expenses when we file a NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.
     General and Administrative Expenses. General and administrative expenses were $434,208 and $86,812, respectively, for the three months ended June 30, 2007 and 2006. These expenses include $20,913 and $38,495, respectively, in stock-based non-cash compensation expense relating to the vesting of stock options and restricted stock grants. General and administrative expenses represented 30% and 24%, respectively, of total operating costs and expenses, for the three months ended June 30, 2007 and 2006. General and administrative expenses were $1,168,834 and $242,194, respectively, for the six months ended June 30, 2007 and 2006. These expenses include $142,888 and $76,990, respectively, in stock-based non-cash compensation expense relating to the vesting of stock options and restricted stock grants. General and administrative expenses represented 40% and 36%, respectively, of total operating costs and expenses, for the six months ended June 30, 2007 and 2006. These increases of $347,396 and $926,640 in general and administrative expenses from the three and six months ended June 30, 2006 to the same periods in 2007 are primarily due to the addition of several executives in late 2006 and early 2007 that were not previously employees and the administrative expenses related to our being a publicly held entity commencing in November 2006. General and administrative expenses include among other expenses, office expenses, legal and accounting fees and travel expenses for our employees, consultants and members of our Scientific Advisory Board. We expect general and administrative efforts to further increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials and otherwise expend funds to continue to develop our business as described herein and in our Annual Report in our Form 10-K for 2006.
     Stock-Based Compensation. Total stock based compensation for the three months ended June 30, 2007 and 2006 was $182,233 and $120,562, respectively. Total stock based compensation for the six months ended June 30, 2007 and 2006 was $382,601 and $241,125, respectively. As of June 30, 2007, we had outstanding stock options to purchase 2,568,149 shares of our common stock, of which options to purchase 2,277,005 shares were vested and options to purchase 291,144 shares were unvested. We also had 15,000 shares of restricted common stock granted as of June 30, 2007, none of which were vested at that date.
     Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements and IPO. Interest income increased substantially in the three and six month periods ended June 30, 2007 when compared to the same periods in 2006 due to the investment of the proceeds from our IPO. All such funds were invested in short term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.
     Income taxes. We have incurred net operating losses since inception. For the three and six month periods ended June 30, 2007 and 2006, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the net proceeds of private placements of our equity securities and through our IPO. At June 30, 2007, we had cash and cash equivalents of $17.6 million and working capital of $17.8 million. At December 31, 2006 we had cash and cash equivalents of $20.4 million and working capital of $19.8 million.
Operating Capital and Capital Expenditure Requirements
     We have to date incurred operating losses, and we expect these losses to increase substantially in the future as we expand our product development programs and prepare for the commercialization of CPP-109. We anticipate using current cash on hand to finance these activities. It may take several years to obtain the necessary regulatory approvals to commercialize CPP-109 in the United States.
     We believe that our available resources will be sufficient to meet our projected operating requirements through December 31, 2008.
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
     If we do not have sufficient resources to fund our currently contemplated operations and product development plans, we will seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may also seek to raise additional capital due to favorable market conditions or strategic considerations or to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us.
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
Cash Flows
     Net cash used in operations was $2,800,464 and $434,527, respectively, for the six months ended June 30, 2007 and 2006. During the six months ended June 30, 2007, net cash used in operating activities was primarily attributable to our net loss of $2,460,208, an increase in prepaid expenses and deposits of $439,721 and a decrease of $301,689 in accounts payable. This was offset in part by $387,271 of non-cash expenses, a decrease of $7,270 in interest receivable and an increase of $6,613 in accrued expenses. Non-cash expenses included depreciation and non-cash compensation expense. During the six months ended June 30, 2006, net cash used in operating activities was primarily attributable to our net loss of $666,825 an increase in prepaid expenses and deposits of $12,241 and a decrease in accounts payable of $42,806. These effects were partially offset by $243,176 of non-cash expenses and an increase in accrued expenses of $44,169.
     Net cash used in investing activities was $34,068 and $12,446 for the six months ended June 30, 2007 and 2006, respectively. Such funds were used primarily for purchases of computer equipment and leasehold improvements.
     No cash was provided by (used in) financing activities for the six months ended June 30, 2007 or 2006.
Contractual Obligations
     As of June 30, 2007, we had contractual obligations as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$—	$—	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	322,733	55,442	177,881	89,410	—

Total	$322,733	$55,442	$177,881	$89,410	$—

     We are also obligated to make the following payments:
•	Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires.

•	Payments to our contract manufacturer. We are obligated to pay our contract manufacturer approximately $655,000, with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At June 30, 2007, we had paid approximately $511,000 of this amount.

•	Payments to our CRO. We are obligated to pay the CRO overseeing our U.S. Phase II cocaine clinical trial approximately $4,100,000, with payments to be based on the achievement of milestones relating to the agreed upon service agreement. At June 30, 2007, we had paid approximately $662,000 of this amount, $357,143 of which has been advanced to the CRO for future expenses and as such has been included in prepaid expenses in the accompanying balance sheet at June 30, 2007.

•	Payments for laboratories and other trial related tests. We are obligated to pay approximately $567,000, in connection with laboratories and other tests related to our US Phase II cocaine clinical trial during the next 13 months. At June 30, 2007, we had paid approximately $104,000 of this amount.

•	Employment agreements. We have entered into employments agreements with two of our executive officers that require us to make aggregate base salary payments of $515,000 per annum.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

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
ITEM 4. CONTROLS AND PROCEDURES
a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     At our Annual Meeting of Stockholders held on August 8, 2007, our stockholders elected six directors (P. McEnany, P. Coelho, H. Huckel, C. O’Keeffe, D. Tierney and M. Wallace) to serve a term of one year or until their successors are duly elected and qualified, or until their earlier death, resignation or removal. The security holders elected all nominated Directors with votes cast as follows: Mr. McEnany: 9,337,540 shares for and 1,600 shares withheld; Mr. Coelho: 9,337,640 shares for and 1,500 shares withheld; Mr. Huckel: 9,337,640 shares for and 1,500 shares withheld; Mr. O’Keeffe: 8,852,257 shares for and 486,883 shares withheld; Mr. Tierney: 9,337,140 shares for and 2,000 shares withheld; and Mr. Wallace: 9,337,540 shares for and 1,600 shares withheld. There were no abstentions or broker non-votes applicable to the election of Directors.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

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
Jack Weinstein
Chief Financial Officer

Date: August 9, 2007

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002