Form 10-Q
period 2007-09-30
Catalyst Pharmaceutical Partners, Inc.
filed 2007-11-14
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33057
CATALYST PHARMACEUTICAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle
Suite 1370
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,527,564 shares of common stock, $0.001 par value per share, were outstanding as of November 9, 2007.

CATALYST PHARMACEUTICAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$16,886,194	$20,434,702
Interest receivable	65,559	85,787
Prepaid expenses	495,831	67,333

Total current assets	17,447,584	20,587,822
Property and equipment, net	125,517	20,157
Other assets	20,388	11,500

Total assets	$17,593,489	$20,619,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$229,478	$448,072
Accrued expenses	175,576	324,774

Total current liabilities	405,054	772,846
Stockholders’ equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 12,527,564 and 12,516,620 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	12,528	12,517
Additional paid-in capital	26,129,676	25,593,330
Deficit accumulated during the development stage	(8,953,769)	(5,759,214)

Total stockholders’ equity	17,188,435	19,846,633

Total liabilities and stockholders’ equity	$17,593,489	$20,619,479

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

					Cumulative
					Period from
					January 4, 2002
					(date of
					inception)
	For the Three Months		For the Nine Months Ended		through
	Ended September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	503,348	235,467	2,268,648	668,231	5,373,070
General and administrative	447,078	1,106,752	1,615,912	1,348,945	4,469,200

Total operating costs and expenses	950,426	1,342,219	3,884,560	2,017,176	9,842,270

Loss from operations	(950,426)	(1,342,219)	(3,884,560)	(2,017,176)	(9,842,270)
Interest income	216,079	20,831	690,005	28,963	888,501

Loss before income taxes	(734,347)	(1,321,388)	(3,194,555)	(1,988,213)	(8,953,769)
Provision for income taxes	—	—	—	—	—

Net loss	$(734,347)	$(1,321,388)	$(3,194,555)	$(1,988,213)	$(8,953,769)

Loss per share — basic and diluted	$(0.06)	$(0.19)	$(0.26)	$(0.29)

Weighted average shares outstanding — basic and diluted	12,527,564	7,020,508	12,524,678	6,932,332

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
For the nine months ended September 30, 2007

				Deficit
				Accumulated
				During the
	Preferred	Common	Additional	Development
	Stock	Stock	Paid-in Capital	Stage	Total
Balance at December 31, 2006	$—	$12,517	$25,593,330	$(5,759,214)	$19,846,633
Issuance of stock options for services	—	—	461,969	—	461,969
Amortization of restricted shares for services	—	—	15,114	—	15,114
Issuance of common stock for services	—	11	59,263	—	59,274
Net loss	—	—	—	(3,194,555)	(3,194,555)

Balance at September 30, 2007	$—	$12,528	$26,129,676	$(8,953,769)	$17,188,435

The accompanying notes are an integral part of this financial statement.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

			Cumulative Period
			from January 4,
			2002 (date of
	For the Nine Months Ended		inception) through
	September 30,		September 30,
	2007	2006	2007
Operating Activities:
Net loss	$(3,194,555)	$(1,988,213)	$(8,953,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,083	4,190	14,750
Stock-based compensation	477,083	1,069,943	3,357,071
Change in assets and liabilities
Decrease (increase) in interest receivable	20,228	—	(65,559)
(Increase) in other prepaid expenses and deposits	(437,386)	(2,487)	(516,219)
(Decrease) increase in accounts payable	(218,594)	350,001	229,477
(Decrease) increase in accrued expenses	(147,444)	65,685	118,057

Net cash used in operating activities	(3,492,585)	(500,881)	(5,816,192)
Investing Activities:
Capital expenditures	(55,923)	(19,876)	(82,747)

Net cash used in investing activities	(55,923)	(19,876)	(82,747)
Financing Activities:
Proceeds from issuance of common stock	—	—	18,789,536
Proceeds from issuance of preferred stock	—	3,225,140	3,895,597
Prepaid expenses for initial public offering	—	(472,074)	—

Net cash provided by financing activities	—	2,753,066	22,685,133

Net increase (decrease) in cash	(3,548,508)	2,232,309	16,786,194
Cash and cash equivalents at beginning of period	20,434,702	771,127	100,000

Cash and cash equivalents at end of period	$16,886,194	$3,003,436	$16,886,194

Supplemental disclosure of noncash operating activity:
Tenant lease incentive	$52,320	—	$52,320
The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Organization and Description of Business.
     Catalyst Pharmaceutical Partners, Inc. (the “Company”) is a development-stage biopharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction. The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.
     The Company has incurred operating losses in each period from inception through September 30, 2007. The Company has been able to fund its cash needs to date through an initial funding from its founders, four subsequent private placements and an initial public offering (“IPO”) of its common stock.
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

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2.	Basis of Presentation and Significant Accounting Policies. (continued)
c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. During the three month period ended September 30, 2007, the Company revised its estimate of accrued license fees, and as a result research and development expenses were reduced by approximately $166,000.

d.	EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as restricted common stock and stock options. Due to the net loss for all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive.

Potentially dilutive common stock equivalents as of September 30, 2007 include (i) stock options to purchase up to 2,568,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,000 shares of restricted common stock that will vest over the next three years.

Potentially dilutive common stock equivalents as of September 30, 2006 include stock options to purchase up to 2,361,016 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share.

e.	STOCK COMPENSATION PLANS. Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. In July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). See Note 7.

As of September 30, 2007, there were outstanding stock options to purchase 2,568,149 shares of common stock (including options to purchase 215,888 shares granted under the Plan), of which stock options to purchase 2,320,781 shares of common stock were exercisable as of September 30, 2007. Additionally, as of September 30, 2007 there were 15,000 shares of restricted common stock granted under the Plan, none of which were vested.

For the three and nine month periods ended September 30, 2007 and 2006, the Company recorded stock compensation expense as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development	$75,997	$88,993	$315,710	$302,368
General and administrative	18,485	739,825	161,373	767,575

Total stock based compensation	$94,482	$828,818	$477,083	$1,069,943

f.	PREPAID EXPENSES. Prepaid expenses consist primarily of advances under research and development contracts, including advances to the Contract Research Organization (“CRO”) that is overseeing the Company’s clinical trials. Such advances are recorded as expense as the related goods are received or the related services are performed.

2.	Basis of Presentation and Significant Accounting Policies. (continued)
g.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 159 will have on its financial statements.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
3.	Property and Equipment.

Property and equipment, net consists of the following:

	September 30,	December 31,
	2007	2006
Computer equipment	$25,867	$18,368
Furniture and equipment	34,225	8,457
Leasehold improvements	80,176	—
Accumulated depreciation	(14,751)	(6,668)

Total property and equipment, net	$125,517	$20,157

Depreciation expense was $3,413 and $2,139 and $8,083 and $4,190, respectively, for the three month and nine month periods ended September 30, 2007 and 2006.

4.	Accrued Expenses.

Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
Common stock issuable	$—	$59,274
Accrued professional fees	79,192	72,571
Deferred lease incentive	51,490	—
Accrued compensation & benefits	19,478	21,198
Other (See Note 9)	25,416	171,731

Total accrued expenses	$175,576	$324,774

5.	Commitments

The Company has contracted with a CRO, various drug manufacturers, and other vendors to assist in clinical trial work, analysis, and the filing of an NDA with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

The Company has executed noncancellable operating lease agreements for its corporate offices. As of September 30, 2007, future minimum annual lease payments under the noncancellable operating lease agreements are as follows:

2007	$12,648
2008	63,281
2009	58,402
2010	60,155
2011	61,959
Thereafter	58,354

$314,799

During the quarter ended March 31, 2007, the Company entered into a new lease agreement for its corporate offices in Coral Gables, Florida. Rent expense was $11,642 and $4,791 and $27,987 and $14,190, respectively, for the three month and nine month periods ended September 30, 2007 and 2006. The Company’s office leases expire on various dates from December 2007 to November 2012.

Obligations under capital leases are not significant.

For commitments related to our license agreement, see Note 9.

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

Stock Options

The Company has granted stock options to employees, officers, directors and scientific advisors of the Company, generally at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term between five and 10 years.

The tables below summarize options outstanding and exercisable at September 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Options outstanding at December 31, 2006	2,374,149	$1.19	4.85
Granted	194,000	4.20	5.44
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at September 30, 2007	2,568,149	$1.42	4.90	$4,577,186

Options exercisable at September 30, 2007	2,320,781	$1.15	4.70	$4,746,014

7.	Stock Compensation (continued)

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$0.69 - $1.37	2,060,417	4.98	$0.89	2,060,417	$0.89
$2.98	291,844	4.05	$2.98	182,402	$2.98
$3.60 - $4.00	154,000	5.22	$3.74	70,666	$3.81
$6.00	61,888	5.45	$6.00	7,296	$6.00

	2,568,149	4.90	$1.42	2,320,781	$1.15

Beginning January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R) “Share-Based Payment” (SFAS No.123R) using the modified prospective transition method. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of the Company’s stock options awards. No options were granted during the three months ended September 30, 2007. For the nine month periods ended September 30, 2007 and 2006 and the three month period ended September 30, 2006, the assumptions used were an estimated annual volatility of 100%, average expected holding periods of four to five years, and risk-free interest rates of 4.57%, 5.50% and 5.50%, respectively. The expected dividend rate is zero and no forfeiture rate was applied.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2007 and September 30, 2006 were $2.65 and $5.02, respectively. The total fair value of vested stock options for the three months ended September 30, 2007 and nine months ended September 30, 2007 and 2006 were $218,661, $433,736 and $23,729, respectively.

As of September 30, 2007, there was approximately $807,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 2.05 years.

Restricted Stock Units

Under the Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity for the nine months ended September 30, 2007 was as follows:

7.	Stock Compensation (continued)

	Number of	Weighted-
	Restricted Stock	Average Grant
	Units	Date Fair Value
Nonvested balance at December 31, 2006	—	$—
Granted	15,000	4.03
Vested	—	—
Forfeited	—	—

Nonvested balance at September 30, 2007	15,000	$4.03

The Company recorded stock-based compensation related to restricted stock units totaling $5,038 and $0 and $15,114 and $0, respectively, during the three month and nine month periods ended September 30, 2007 and 2006. As of September 30, 2007, there was $45,337 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.25 years.

8.	Related Party Transactions.

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. During the three month and nine month periods ended September 30, 2007 and 2006, the Company paid approximately $15,000 and $38,000 and $42,000 and $103,000, respectively, in consulting fees to related parties. A fair value of $6.00 and $2.98 per share was used to determine the related expense with respect to the stock-based portion of this compensation for the nine months ended September 30, 2006.

In January 2005, the Company entered into an agreement with Patrick J. McEnany to act as the Company’s Chief Executive Officer. The agreement called for an annual salary of $100,000 per year commencing on March 1, 2005. The agreement stipulated that half of Mr. McEnany’s salary was to be deferred until the Company raised equity in the amount of not less than $2,000,000. Mr. McEnany also deferred the other half of his compensation until the equity minimum was met. The condition requiring full payment of this obligation was satisfied in July 2006 when the Company closed a private placement, at which time all deferred compensation was paid to Mr. McEnany. The January 2005 agreement was replaced with a new employment agreement in November 2006 in connection with the completion of the Company’s initial public offering.
9.	Contingent Liability.

The Company has an exclusive worldwide license agreement with Brookhaven Science Associates, as operator of Brookhaven National Laboratory (“Brookhaven”) pursuant to which it licenses nine U.S. patents, four U.S. patent applications and numerous foreign patents, applications and filings relating to the use of vigabatrin for a wide variety of substance addictions and obsessive compulsive disorders. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval of CPP-109, $250,000 in the each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven, upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval, to sell any product, for certain of their patent-related expenses. The Company believes that at September 30, 2007 it had a contingent liability of approximately $166,000 related to this obligation.

Subsequent to the end of the quarter ended September 30, 2007, Brookhaven formally advised the Company that they believe that the amount potentially due for patent related expenses as of that date is approximately $1,000,000. The Company believes that it is potentially only liable to Brookhaven for the approximately $166,000 described above, and it has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. The Company intends to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, the total amount of patent-related expenses due to Brookhaven under the license agreement is payable no earlier than submission by the Company of an NDA for CPP-109.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report and the information incorporated by reference into it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our product development efforts, our financing plans and trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by our forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials required for us to file a new drug application for CPP-109, our product candidate based on vigabatrin, our ability to complete such trials on a timely basis and within the budgets we establish for such trials, our ability to protect our intellectual property, whether others develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our Annual Report on Form 10-K for the year ended December 31, 2006 describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
     We are a development-stage biopharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction. Our initial product candidate is CPP-109, which is based on the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin.
     During July 2007, we initiated a randomized, double-blind, placebo-controlled US Phase II clinical trial in patients with cocaine addiction (see Recent Developments section below). We intend to commence a U.S. Phase II clinical trial evaluating CPP-109 as a treatment for methamphetamine addiction in the first quarter of 2008.
     In November 2006, we completed an initial public offering in which we raised net proceeds of approximately $17.6 million. We are using these proceeds to complete clinical and non-clinical studies evaluating the use of CPP-109 to treat cocaine and methamphetamine addiction. We may also seek to conduct a proof-of-concept study evaluating the effectiveness of CPP-109 in treating certain eating disorders, although no such trial has been organized to this date.
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

     We currently estimate that we will require additional funding to complete the Phase III clinical trial that we believe will be required before we are in a position to file an NDA, or new drug application, for CPP-109. There can be no assurance that such funding will be available when required or available on terms acceptable to us. See “-Liquidity and Capital Resources” below.
Recent Developments
Status of U.S. Phase II clinical trial for cocaine addiction
     During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the CRO to oversee the trial on our behalf. We estimate that the cost of this trial will be approximately $5,400,000.
     The Phase II trial is designed as a randomized, double-blind, placebo-controlled, intent-to-treat, multicenter study to evaluate the safety and efficacy of CPP-109 as a treatment for cocaine addiction. The trial is expected to enroll 180 cocaine dependent patients at 10 addiction treatment clinical centers in the United States. Patients will be treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use. We will begin enrolling patients in our Phase II clinical trial at such time as we receive FDA clearance of the protocol for the trial, which is expected to be received in the near future.
     To be eligible to participate in this trial, participants must meet specific clinical standards for cocaine addiction, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants cannot meet the DSM-IV criteria for dependence on other addictive substances. Further, eye safety studies will be conducted on all trial participants to determine the extent of visual field defects among such participants, if any.
     We expect to have results from this trial during the third quarter of 2008.
Status of U.S. Phase II clinical trial for methamphetamine addiction
     We intend to conduct a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction. We currently expect to initiate this study during the first quarter of 2008 and we currently estimate that the cost of this trial will be approximately $5,400,000. To date, we have spent $125,000 towards our commencement of this study.
Results of bioequivalence study
     During the first quarter of 2007, we completed a bioequivalence study demonstrating that CPP-109 is bioavailable and bioequivalent to Sabril®, the version of vigabatrin marketed in Europe by Sanofi Aventis. This data potentially provides a basis for linking CPP-109 to the extensive body of published pre-clinical and clinical literature on Sabril®.
     In the bioequivalence study, investigators randomized 30 healthy male and female subjects to either of two treatments — a 500 mg. tablet of Sabril® or a 500 mg. tablet of CPP-109. The researchers dispensed the assigned medication tablet to the participants after an overnight fast and collected blood plasma samples before dosing. An additional 21 blood plasma samples were collected after dosing over a period of 36 hours. After a washout period of eight days, each participant was crossed over to receive the alternate tablet, and plasma samples were collected according to the same schedule. A total of 28 subjects completed both arms of the study. This study was conducted as recommended by the Food and Drug Administration’s Guidance for Industry, “Bioavailability and Bioequivalence Studies for Orally Administered Drug Products — General Considerations.”

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
Lease for new facilities
     On March 26, 2007, we entered into a lease for approximately 1,616 square feet of office space in a building located at 355 Alhambra Circle in Coral Gables, Florida. The lease is for a 63 month term and we will pay base rent under the new lease of approximately $57,000 per annum. We moved into our new office space in September 2007.
Basis of presentation
Revenues
     We are a development stage company and have had no revenues to date. We will not have revenues until such time as we receive approval of CPP-109, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.
Research and development expenses
     Our research and development expenses consist of costs incurred for company-sponsored research and development activities. These expenses consist primarily of direct and research-related allocated overhead expenses such as facilities costs, material supply costs, and medical costs for visual field defect testing, personnel and related costs related to our product development efforts and outside professional fees related to the clinical development and regulatory matters. It also includes both cash and stock-based compensation paid to our scientific advisors and consultants related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.
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

Stock-based compensation
     We recognize costs related to the issuance of stock-based awards to employees and consultants by using the estimated fair value of the award at the date of grant, in accordance with SFAS 123R.
Income taxes
     We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of September 30, 2007 and December 31, 2006, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.
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
Pre-clinical study and clinical trial expenses
     Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are based on actual and estimated costs of the services received and efforts expended pursuant to contracts with multiple research institutions and the CRO that conducts and manages our clinical trials. The financial terms of these agreements are subject to negotiation and will vary from contract to contract and may result in uneven payment flows. Generally, these agreements will set forth the scope of the work to be performed at a fixed fee or unit price. Payments under these contracts will depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would be required to modify our estimates accordingly on a prospective basis.
Stock-based compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”. We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of the Company’s stock options awards. For the nine month periods ended September 30, 2007 and 2006, the assumptions used were an estimated annual volatility of 100%, average expected holding periods of four to five years, and risk-free interest rates of 4.57% and

5.5%, respectively. The expected dividend rate is zero and no forfeiture rate was applied. No options were granted during the quarter ended September 30, 2007.
Results of Operations
     Revenues. We had no revenues for the three months and nine months periods ended September 30, 2007 and 2006.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2007 and 2006 were $503,348 and $235,467, respectively, including stock-based compensation expense in each of the three month periods of $75,997 and $88,993. Research and development expenses, in the aggregate, represented approximately 53% and 18% of total operating costs and expenses, respectively, for the three months ended September 30, 2007 and 2006. Research and development expenses for the nine months ended September 30, 2007 and 2006 were $2,268,648 and $668,231, respectively, including stock-based compensation expense of $315,710 and $302,368. Research and development expenses, in the aggregate, represented approximately 58% and 33% of total operating costs and expenses, respectively, for the nine months ended September 30, 2007 and 2006. The stock-based compensation is non-cash and relates to shares of common stock issued to several of our consultants and scientific advisors for services rendered and the expense of stock options awards and restricted stock awards to our employees, officers, directors and scientific advisors. During the three month period ended September 30, 2007, we revised our estimate of accrued license fees, and as a result research and development expenses were reduced by approximately $166,000. Our cash expenses for research and development for the three and nine months ended September 30, 2007 grew significantly compared to amounts expended in the same period in 2006 as we paid for services related to the initiation of our Phase II clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction, paid for certain expenses in preparation for the initiation of our clinical trial evaluating CPP-109 for use in the treatment of methamphetamine addiction, raw materials and finished products for use in our upcoming clinical trials, made an unrestricted grant to the sponsor of a clinical trial that is being conducted in Mexico and conducted our bioequivalence study comparing CPP-109 to a version of Sabril® marketed in Europe by Sanofi-Aventis.
     We expect that research and development activities will continue to increase substantially now that we have initiated our U.S. Phase II cocaine clinical trial, are in the planning stages for the commencement of our contemplated U.S. Phase II methamphetamine clinical trial, and plan to expand our product development activities generally.
     Selling and Marketing Expenses. We had no selling and marketing expenses during the three and nine months ended September 30, 2007 and 2006. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.
     General and Administrative Expenses. General and administrative expenses were $447,078 and $1,106,752, respectively, for the three months ended September 30, 2007 and 2006. These expenses include $18,485 and $739,825, respectively, in stock-based non-cash compensation expense relating to the vesting of stock options and restricted stock grants. General and administrative expenses represented 47% and 82%, respectively, of total operating costs and expenses, for the three months ended September 30, 2007 and 2006. General and administrative expenses were $1,615,912 and $1,348,945, respectively, for the nine months ended September 30, 2007 and 2006. These expenses include $161,373 and $767,575, respectively, in stock-based non-cash compensation expense relating to the vesting of stock options and restricted stock grants. General and administrative expenses represented 42% and 67%, respectively, of total operating costs and expenses, for the nine months ended September 30, 2007 and 2006. The decrease of $659,674 in general and administrative expenses from the three months ended September 30, 2007 when compared to the same period in 2006 is due primarily to a decrease in stock-based compensation expense, offset by increases in other expenses as we expanded our administrative staff and facilities. The increase of $266,967 in general and administrative expenses for the nine months ended September 30, 2007 to the same periods in 2006 is primarily due to the addition of several executives in late 2006 and early 2007 that were not previously employees and the administrative expenses related to our being a publicly held entity commencing in November 2006. These increased expenditures were partially offset by a decrease in stock-based compensation expense. General and administrative expenses include among other expenses, office expenses, legal and accounting fees and travel expenses for our employees, consultants, directors and members of our Scientific Advisory Board. We expect general and administrative efforts to further increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials and otherwise expend funds to continue to develop our business as described herein and in our Annual Report on Form 10-K for 2006.
     Stock-Based Compensation. Total stock based compensation for the three months ended September 30, 2007 and 2006 was $94,482 and $828,818, respectively. Total stock based compensation for the nine months ended September 30, 2007 and 2006 was $477,083 and $1,069,943, respectively. As of September 30, 2007, we had outstanding stock options to purchase 2,568,149 shares of our common stock, of which options to purchase 2,320,781 shares were vested and options to purchase 247,368 shares were unvested. We also had 15,000 shares of restricted common stock granted as of September 30, 2007, none of which were vested at that date.
     Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements and IPO. Interest income increased substantially in the three and nine month periods ended September 30, 2007 when compared to the same periods in 2006 due to the investment of the proceeds from our IPO. All such funds were invested in short term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.
     Income taxes. We have incurred net operating losses since inception. For the three and nine month periods ended September 30, 2007 and 2006, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the net proceeds of private placements of our equity securities and through our IPO. At September 30, 2007, we had cash and cash equivalents of $16.9 million and working capital of $16.9 million. At December 31, 2006 we had cash and cash equivalents of $20.4 million and working capital of $19.8 million.
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
     At the present time, we estimate that we will require additional funding to complete the Phase III clinical trial that we believe we will be required to complete before we are in a position to file an NDA for CPP-109. We will also require additional working capital to support our operations in periods after 2008.
     We expect to raise any required additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.
Cash Flows
     Net cash used in operations was $3,492,585 and $500,881, respectively, for the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007, net cash used in operating activities was primarily attributable to our net loss of $3,194,555, an increase in prepaid expenses and deposits of $437,386 and decreases of $218,594 in accounts payable and $147,444 in accrued expenses. This was offset in part by $485,166 of non-cash expenses, a decrease of $20,228 in accrued interest and an increase of $18,425 in accrued expenses. Non-cash expenses include depreciation and non-cash compensation expense. During the nine months ended September 30, 2006, net cash used in operating activities was primarily attributable to our net loss of $1,988,213 partially offset by $1,074,133 of non-cash expenses and increases in accounts payable and accrued expenses of $350,001 and $65,685 respectively.
     Net cash used in investing activities was $55,923 and $19,876 for the nine months ended September 30, 2007 and 2006, respectively. Such funds were used primarily for purchases of computer equipment, furniture and leasehold improvements.
     No cash was provided by (used in) financing activities for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2006 was $2,753,066. Net cash from financing activities is comprised of the net proceeds of the private placement completed in July 2006, net of deferred public offering costs relating to our IPO. Such funds were used to fund our research and development costs and our general and administrative costs in 2006.
Contractual Obligations
     As of September 30, 2007, we had contractual obligations as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Debt	$—	$—	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	314,799	61,647	117,687	124,854	10,611

Total	$314,799	$61,647	$117,687	$124,854	$10,611

     We are also obligated to make the following payments under existing contractual arrangements:
•	Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed product for certain of their patent-related expenses. We believe that such potential obligation is approximately $166,000 as of September 30, 2007. See “Dispute with Brookhaven” below.

•	Payments to our contract manufacturer. We are obligated to pay our contract manufacturer approximately $828,000, with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At September 30, 2007, we had paid approximately $673,000 of this amount.

•	Payments to our CRO. We are obligated to pay our CRO approximately $4,800,000, with respect to our U.S. Phase II cocaine trial, with payments to be based on the achievement of milestones relating to the agreed upon service agreement. At September 30, 2007, we had paid approximately $780,000 of this amount, $302,414 of which had been advanced to the CRO for future expenses and as such have been included in prepaid expenses in the accompanying condensed balance sheet at September 30, 2007.

•	Payments for laboratories and other trial related tests. We are obligated to pay approximately $567,000, in connection with laboratories and other tests related to our US Phase II cocaine clinical trial during the next 13 months. At September 30, 2007, we had paid approximately $157,000 of this amount, $118,000 of which have been advanced upon signing of the contracts and as such have been included in prepaid expenses in the accompanying balance sheet at September 30, 2007.

•	Employment agreements. We have entered into employments agreements with two of our executive officers that require us to make aggregate base salary payments of $515,000 per annum.
Dispute with Brookhaven
     Subsequent to the end of the quarter ended September 30, 2007, Brookhaven formally advised us that they believe that the amount potentially due for patent related expenses as of that date is approximately $1,000,000. We believe that we are only potentially liable to Brookhaven for approximately $166,000 and have advised Brookhaven that we dispute their determination of patent-related expenses potentially due under the license agreement. We intend to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, any amounts of patent-related expenses due to Brookhaven under the license agreement are payable no earlier than submission by the Company of an NDA for CPP-109, of which there can be no assurance.
Off-Balance Sheet Arrangements
     We currently have no debt. Capital lease obligations as of September 30, 2007 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, that the adoption of SFAS No. 159 will have on our financial statements.

     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of future research and development contractual arrangements entered into on or after December 15, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any legal proceedings.
ITEM 1A. RISK FACTORS
There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     The Company held its 2007 Annual Meeting of Stockholders on August 8, 2007. The results of that meeting were reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
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
Jack Weinstein
Chief Financial Officer

Date: November 14, 2007

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