Form 10-K
period 2007-12-31
Catalyst Pharmaceutical Partners, Inc.
filed 2008-03-25
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33057
CATALYST PHARMACEUTICAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0837053

(State of jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle Suite 1370 Coral Gables, Florida	33134

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 529-2522
Securities Registered Pursuant to Section 12(b) of the Act.

Common Stock, par value $0.001 per share	Nasdaq Global Market

(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act.: None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
As of June 30, 2007, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting, and non-voting common equity held by non-affiliates was $29,829,280.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,564,437 shares of common stock, $0.001 par value per share, were outstanding as of March 14, 2008.
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders. The proxy statement with respect to the 2008 annual meeting of stockholders will be filed no later than 120 days after the close of the registrants fiscal year ended December 31, 2007.

CATALYST PHARMACEUTICAL PARTNERS, INC.
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2007

PART I
     You are urged to read this Annual Report on Form 10-K (“Form 10-K”) in its entirety. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the projected results discussed in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Item 1A, “Risk Factors.” “We,” “our,” “ours,” “us,” or the “Company” when used herein, refers to Catalyst Pharmaceutical Partners, Inc., a Delaware corporation.
Forward-Looking Statements
     Certain statements made in this Form 10-K and the information incorporated into this Form 10-K by reference contain “forward-looking statements,” including statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “proposes,” “plans,” “expects,” “intends,” “may” and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Form 10-K are based on current expectations that involve numerous risks and uncertainties, including but not limited to the following:
•	our ability to successfully complete the preclinical and clinical trials required for us to file a new drug application (“NDA”) for our product candidate CPP-109;

•	our ability to complete such trials on a timely basis and within the budgets we establish for such trials;

•	our ability to protect our intellectual property;

•	whether others develop and commercialize products competitive to our products;

•	changes in the regulations affecting our business;

•	our ability to attract and retain skilled employees;

•	our having sufficient financial resources to complete the trials required to file and obtain approval of an NDA for CPP-109; and

•	changes in general economic conditions and interest rates.
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
Overview
     We are a biopharmaceutical company focused on the development and commercialization of prescription drugs for the treatment of addiction. Our initial product candidate is CPP-109, which is our version of the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin. We are currently conducting a clinical study of CPP-109 for use in the treatment of cocaine addiction, and we intend to conduct clinical studies of CPP-109 for use in the treatment of methamphetamine addiction. We also believe that CPP-109 has the potential to treat other addictions, including addictions to nicotine, prescription pain medications, alcohol, and marijuana, as well as obsessive-compulsive disorders such as obesity and compulsive gambling. We intend to develop CPP-109 to treat other forms of addiction, such as those described above, subject to the availability of funding for such purposes.
     We have initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the Contract Research Organization (CRO) to oversee the trial on our behalf. We estimate that the cost of this trial will be approximately $5,400,000. The trial is expected to enroll 180 cocaine addicted patients at not less than 10 addiction treatment clinical centers in the United States. Patients will be treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use and craving. To be eligible to participate in this trial, participants must meet specific clinical standards for cocaine addiction, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants cannot meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies will be conducted on all trial participants before and after the trial to determine the extent of visual field defects among such participants, if any. We began the process of enrolling patients in our trial in January 2008 after the protocol for our trial was accepted by the U.S. Food and Drug Administration (“FDA”). We expect to have initial top-line results from this trial in the fourth quarter of 2008. Additional detailed information about our trial can be found at www.clinicaltrials.gov.
     We also intend to conduct a similar randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction. We currently estimate that the cost of this trial will be approximately $5,400,000. We currently expect to initiate this study during the second quarter of 2008 and to have initial top-line results from this trial during the third quarter of 2009.
     During the first quarter of 2007, we completed a bioequivalence study demonstrating that CPP-109 is bioavailable and bioequivalent to Sabril®, the branded version of vigabatrin marketed in Europe by Sanofi-Aventis. In the study, investigators randomized 30 healthy male and female subjects to either of two treatments — a 500 mg. tablet of Sabril® or a 500 mg. tablet of CPP-109. The researchers dispensed the assigned medication tablet to the participants after an overnight fast and collected blood plasma samples before dosing. An additional 21 blood plasma samples were collected after dosing over a period of 36 hours. After a washout period of eight days, each participant was crossed over to receive the alternate tablet, and plasma samples were collected according to the same schedule. A total of 28 subjects completed both arms of the study. This study was conducted as recommended by the FDA’s Guidance for Industry, “Bioavailability and Bioequivalence Studies for Orally Administered Drug Products — General Considerations.”

     In December 2007, we were advised of the positive top-line results from an investigator-initiated Phase II, randomized double-blind, placebo-controlled trial, in which vigabatrin met its primary efficacy endpoint of abstinence during the last weeks of treatment for cocaine addiction. One hundred and three (103) community-based, non-hospitalized cocaine addicted individuals participated in this trial conducted at a single site in Mexico City, Mexico. Of the 103 participants in the trial, 50 were treated with vigabatrin and 53 received placebo. A total of 50 subjects completed the 9 week treatment period. Twice-weekly urine screening tests were obtained from each subject in order to objectively evaluate each subject’s cocaine use. All subjects were also offered one group counseling session per week. The primary outcome measure of the trial was no positive urine tests for cocaine use during the last three weeks of the nine-week trial.
     Eighteen subjects fulfilled the criteria for the primary outcome measure. Fourteen of the 50 subjects treated with vigabatrin (28.0%) versus four of the 53 subjects treated with placebo (7.5%) met the primary endpoint. A logistic regression utilizing years of cocaine use and average amount per day at baseline yielded statistically significant treatment differences and a p-value of 0.009 (“P-value” of less than 0.05 indicates that the different results between treatment groups was unlikely to be random). We have been advised by the investigators that they are analyzing the data from this trial to determine the results with respect to secondary endpoints, and we expect such data will be made available to us in the near future.
     If the results of our upcoming U.S. clinical trials are compelling, we intend to conduct the follow-on “pivotal” U.S. Phase III clinical trial for cocaine addiction that we believe will be required before we can file a new drug application, or NDA, for CPP-109. However, there can be no assurance that the FDA will not require additional studies, including one or more additional Phase III studies, or that we will ever receive an approval for any NDA that we may file in the future for CPP-109.
     We have been granted an exclusive worldwide license from Brookhaven Science Associates, as operator of Brookhaven National Laboratory under contract from the U.S. Department of Energy (“Brookhaven”), to nine U.S. patents and four U.S. patent applications relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions. The nine issued patents expire between 2018 and 2021. Additionally, we have received approval from the European Union (“EU”) with respect to one of our principal patents, which has allowed us to seek registration for this patent in eighteen EU member states.
     In December 2004, the FDA accepted our Investigational New Drug application, or IND, for CPP-109 for the treatment of cocaine addiction. In addition, we have been granted “Fast Track” status by the FDA for CPP-109. The purpose of a Fast Track designation is to authorize the FDA to take actions to facilitate the development and expedite the review of an application for such product. Fast Track status means, among other things, that the FDA recognizes cocaine addiction as a serious or life threatening condition for which there exists an unmet medical need, and consequently the FDA may initiate reviews of sections of the NDA before the application is completed in order to expedite review of the NDA. However, the receipt of Fast Track status does not mean that the regulatory requirements necessary to obtain an approval are any less stringent. Further, Fast Track status may be withdrawn at any time and does not guarantee that we will qualify for, or be able to take advantage of, rolling review procedures following submission of an NDA. Notwithstanding, and although there can be no assurance, we believe that our receipt of Fast Track status for CPP-109 may accelerate the regulatory approval process.

Our Strategy
     Our goal is to be a leading biopharmaceutical company focused on the in-licensing and development of proprietary product candidates in the field of addiction. Our near-term strategy is to focus on the regulatory approval of CPP-109 for the treatment of cocaine addiction and methamphetamine addiction. Our long-term strategy is to gain approvals for additional indications for CPP-109, seek approvals for CPP-109 internationally and to in-license other product candidates to treat addiction. Specifically, we intend to:
•	Focus on CPP-109 for cocaine addiction and methamphetamine addiction. During the third quarter of 2007, we initiated a U.S. Phase II clinical trial evaluating the use of CPP-109 as a treatment for cocaine addiction and commenced enrollment for the trial in January 2008. During the second quarter of 2008, we intend to commence a U.S. Phase II clinical trial evaluating the use of CPP-109 as a treatment for methamphetamine addiction. Treatments for cocaine addiction and methamphetamine addiction address a significant unmet medical need, and we believe that our receipt of Fast Track status for CPP-109 for cocaine addiction may facilitate the regulatory approval process.
•	Develop additional indications for CPP-109. The mechanism of action of CPP-109 makes it suitable as a potential treatment for addiction states that share the common element of heightened dopamine levels. Our research indicates that CPP-109 is a platform technology with the potential to treat other conditions involving heightened dopamine levels such as addictions to nicotine, prescription pain medications, alcohol, marijuana, and obsessive-compulsive disorders, including obesity and compulsive gambling. We hope to develop CPP-109 for one or more of these additional indications, subject to the availability of funding.
•	Develop second generation of CPP-109. Subject to the availability of additional funding, we plan to develop a new optically pure form of CPP-109. If we are successful, we intend to initially seek approval for this new form in Europe, where we may be able to obtain exclusive marketing rights. Subsequently, we may seek approval for this new form in the United States.
•	Acquire or license additional addiction therapies. Subject to the availability of additional funding, we may seek to acquire or license one or more additional product candidates to expand our development programs. We have entered into no such agreements to date.
•	Leverage the services of thought leaders in addiction treatment. We believe that the members of our Scientific Advisory Board are among the most respected researchers in the field of addiction therapy. We intend to utilize their knowledge, services and relationships to guide our development process and commercialization strategy.
•	Identify and initiate strategic partnering discussions for specific indications in the US and Europe. We believe that there may be several potential pharmaceutical partners interested in jointly developing and marketing CPP-109 in the U.S. and Europe. We have held preliminary discussions with parties regarding potential transactions, but no agreements have been entered into to date.
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

     Despite the significant public health implications, there are very few therapies approved for the treatment of addiction, either in the United States or in the rest of the world. We believe that currently approved drugs for addiction treatment, as well as compounds under development (other than CPP-109), are subject to the following limitations:
•	no single compound has broad applicability for treatment of multiple addictions;
•	many of these compounds are “receptor active,” which means they have drug-like effects themselves and have the potential for abuse or addiction;
•	increasing dosages over time may be required due to development of tolerance; and
•	they are often ineffective at eliminating drug cravings or responding to increasing levels of drug use.
     We believe that CPP-109 does not suffer from these limitations and therefore has the potential to become a widely prescribed, safe and effective treatment for cocaine, methamphetamine and other addictions, if approved.
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
     Normal brain activity occurs through electrical signals that are transmitted across brain cells known as neurons. Signals are transmitted from neuron to neuron across a small gap, known as the synaptic cleft, by the release of chemical messengers known as neurotransmitters. The releasing, or pre-synaptic, neuron sends a neurotransmitter into the synaptic cleft to the receiving, or post-synaptic, neuron, which has specialized receptor molecules that pick up the neurotransmitter, triggering the post-synaptic neuron to initiate its own release. The repetition of this process from neuron to neuron, along what are known as the mesolimbic pathways, is responsible for the transport of signals in the brain. Once the neurotransmitter has stimulated the receptor, it is either broken down or reabsorbed into the pre-synaptic neuron.
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

     Over time, the feeling of euphoria fades due to the natural reduction in dopamine and through the action of GABA, or gamma-aminobutyric acid, which is an inhibitory neurotransmitter found in the brain. GABA, in turn, is broken down by a chemical called GABA transaminase, or GABA-T. Under normal conditions, dopamine effects are moderated by GABA, which in turn is moderated by GABA-T.
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
Industry Background — Substance Abuse and Addiction
     Addiction is a worldwide health problem that affects millions of people and has wide-ranging negative social consequences. In 2006, an estimated 20.4 million people in the United States aged 12 or over suffered from dependence on illicit drugs, according to the National Survey on Drug Use and Health, published by SAMHSA, which we refer to as the SAMHSA survey. According to the Office of National Drug Control Policy, costs of drug abuse to society were an estimated $180 billion in 2002 in the United States.
     Addiction is not only a U.S. health problem. For example, according to the United Nations Office on Drugs and Crime, in 2005 there were approximately 4.1 million users of cocaine and 2.8 million users of amphetamine-type stimulants across Europe. We believe that the direct and indirect costs of cocaine and methamphetamine use are indicative of a significant global public health problem, representing a significant unmet medical need for which no adequate pharmaceutical therapies exist.
     Cocaine Addiction. According to the SAMHSA survey, an estimated 2.4 million people had used cocaine in the month preceding the survey. Additionally, in 2006, approximately 977,000 people aged 12 or over had used cocaine for the first time within the preceding 12 months, an average of approximately 2,675 new users per day. According to the same study, approximately 928,000 patients received treatment for cocaine abuse in 2006. According to the National Institute on Drug Abuse, or NIDA, there are no pharmacologic treatments for cocaine addiction currently approved for marketing by the FDA. We believe that other therapies being developed for the treatment of cocaine addiction, but not yet approved for marketing, suffer from the significant limitations discussed earlier which have not been exhibited to date by CPP-109.

     Methamphetamine Addiction. According to the SAMHSA survey, an estimated 700,000 people aged 12 or over had used methamphetamine in the month preceding the survey. Additionally, an estimated 259,000 people had used methamphetamine for the first time within the preceding 12 months, an average of 710 new users per day. Additionally, according to the SAMHSA survey, 535,000 patients received treatment for methamphetamine and other stimulant abuse in 2005. A study conducted by the Center for Business Research at the University of Arkansas Sam W. Walton College of Business and funded by the Wal-Mart Foundation in 2004 determined that each methamphetamine-using employee costs his or her employer $47,500 per year due to lost productivity, absenteeism, higher healthcare costs and higher workers’ compensation costs. Similar to cocaine addiction, there are no currently approved drugs for treatment of methamphetamine addiction.
     Other Addictions. According to the SAMHSA survey, in 2006 an estimated 7.0 million people aged 12 or over took prescription drugs for non-medical purposes, including approximately 5.2 million who abused prescription pain relievers in the month preceding the survey. Further, according to the SAMHSA survey, approximately 17 million people aged 12 or over in the United States were classified as heavy drinkers. Additionally, according to the SAMHSA survey there are approximately 14.8 million persons aged 12 or over who used marijuana in the month preceding the survey and approximately 1.2 million persons sought treatment in 2006. Finally, obsessive-compulsive disorders such as obesity and compulsive gambling have been shown to have similar dopamine-related mechanisms of action to drug addiction and affect millions of persons in the United States and around the world.
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
     CPP-109 is a GABA analog that inhibits GABA-T. The drug is readily absorbed and promptly available to the central nervous system, producing effects that last for many hours after a single dose. Therefore, administration of CPP-109 results in significantly elevated GABA levels. This prevents the perception of pleasure and reward resulting from dramatic increases in dopamine levels caused by cocaine and/or methamphetamine use. CPP-109 administration does not appear to affect the baseline levels of dopamine, nor those variations in dopamine levels caused by normal stimuli.

     History and Side Effect Profile. Vigabatrin has been marketed over the past decade in over 30 countries by Sanofi-Aventis and its predecessors under the brand names Sabril®, Sabrilex® and Sabrilan® (hereinafter referred to as “Sabril®”) as a secondary treatment for adult epilepsy and as a primary treatment for the management of infantile spasms, known as West Syndrome. The composition of matter patents for Sabril® expired in 1993. No forms of vigabatrin, including Sabril®, have been approved in the United States for any indication. However, Ovation Pharmaceuticals, Inc., which holds the North American rights to Sabril® as an adjunctive therapy for the treatment of epilepsy and as a primary treatment for West Syndrome, has recently announced the submission of NDAs for these indications with an FDA Action date of June 2008.
     In chronic use for the treatment of epilepsy, vigabatrin has been generally well tolerated. The most common side effects reported have been drowsiness and fatigue. However, one clearly established adverse side effect is the development, with increasing cumulative dosage levels of vigabatrin approaching 1,500 grams, of peripheral visual field defects, or VFDs, in approximately 33% of users. These VFDs are manifest as a constriction of the peripheral field of vision, or the loss of visual acuity at the extreme left and right edges of the field of vision. While the exact cause of these VFDs is unknown, they are believed to be irreversible, with the resultant requirement that recipients of vigabatrin must receive regular visual tests while using the drug.
     Prior research has indicated that VFDs occur at doses far higher than the dosage amount we anticipate will be used for addiction treatment. However, we have not completed the testing necessary to determine whether this is the case.
     Brookhaven’s Research. Our initial interest in vigabatrin was based on Brookhaven’s research with it regarding the pathology and treatment of cocaine and other addictions. Brookhaven scientists have shown that the dopamine pathway responds similarly to drugs of abuse. In 1997, scientists at Brookhaven, using positron emission tomography scans, or PET scans, became the first researchers to image the effects of addicting substances in live human and animal subjects. Through the use of PET scans, Brookhaven scientists were able to show that as the number of engaged dopamine receptors in the brain increased, so too did the “high,” or euphoric feeling, of the user.
Our Clinical Research
     In 2004, the FDA accepted our IND for CPP-109 for the treatment of cocaine addiction. We have been granted Fast Track status for CPP-109 from the FDA. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, the FDA is directed to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast Track designation emphasizes communication between us and the FDA and affords us benefits that may help to expedite the approval process. For example, Fast Track designation affords us the potential to submit an NDA for CPP-109 on a rolling, or modular, basis, allowing the FDA to review sections of the NDA in advance of receiving our full submission. The designation also means that we may have increased communications with the FDA regarding the design of our clinical studies, which we hope will expedite the development and review of our application for the approval of CPP-109 for cocaine addiction and provide greater certainty overall in the regulatory pathway. There can be no assurance that our receipt of Fast Track status will assist us in the regulatory process for CPP-109.

     During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the CRO to oversee the trial on our behalf. We estimate that the cost of this trial will be approximately $5,400,000. The trial is expected to enroll 180 cocaine addicted patients at not less than 10 addiction treatment clinical centers in the United States. Patients will be treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use and craving. To be eligible to participate in this trial, participants must meet specific clinical standards for cocaine addiction, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants cannot meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies will be conducted before and after the trial on all trial participants to determine the extent of visual field defects among such participants, if any. We began enrolling patients in January 2008 after the protocol for our trial was accepted by the FDA, and we expect to have initial top-line results from our trial during the fourth quarter of 2008. Additional detailed information about our trial can be found at www.clinicaltrials.gov.
     We also intend to conduct a similar randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction. We currently estimate that the cost of this trial will be approximately $5,400,000. We currently expect to initiate this trial during the second quarter of 2008 and we expect to have initial top-line results from this trial during the third quarter of 2009.
     During the first quarter of 2007, we completed a bioequivalence study demonstrating that CPP-109 is bioavailable and bioequivalent to Sabril®, the branded version of vigabatrin marketed in Europe by Sanofi-Aventis. In this study, investigators randomized 30 healthy male and female subjects to either of two treatments — a 500 mg. tablet of Sabril ® or a 500 mg. tablet of CPP-109. The researchers dispensed the assigned medication tablet to the participants after an overnight fast and collected blood plasma samples before dosing. An additional 21 blood plasma samples were collected after dosing over a period of 36 hours. After a washout period of eight days, each participant was crossed over to receive the alternate tablet, and plasma samples were collected according to the same schedule. A total of 28 subjects completed both arms of the study. This study was conducted as recommended by the FDA’s Guidance for Industry, “Bioavailability and Bioequivalence Studies for Orally Administered Drug Products — General Considerations.”
     Even if the data from our upcoming clinical trials are compelling, we expect that we will have to conduct at least one “pivotal” U.S. Phase III clinical trial before we will be permitted to file an NDA seeking regulatory approval for CPP-109.
     Further we will need to provide evidence to the FDA that CPP-109 is safe. We believe that because vigabatrin has been on the market for many years and, except for the issue of VFDs, which has been widely reported on by the scientific community, has been well tolerated and shown no significant side effects, that significant, unknown safety concerns are unlikely. Nevertheless, we believe that the FDA will also require one or more Phase I clinical trials. While the scope of the required clinical trials is currently uncertain, it is likely that we will be required to include Phase I studies of pharmacokinetics, cardiac function, drug-drug interaction and/or the effect of the drug on special populations. We intend to initiate discussions with the FDA during 2008 to discuss the scope of the Phase I testing that will be required before we are permitted to file an NDA for CPP-109 and to conduct the required Phase I trial(s) during the pendency of our Phase II clinical trials or thereafter.
     There can be no assurance as to if and when we will file an NDA seeking FDA approval to market CPP-109.

Clinical Studies That We Support
     The primary focus of our product development efforts is on our clinical studies; however, we have in the past supported and will continue in the future to support clinical studies of the use of vigabatrin for the treatment of addiction by academic investigators, including members of our Scientific Advisory Board and the academic institutions with which they are affiliated. In some cases, we may provide unrestricted sponsorship funds for these types of studies. In other cases, we may provide alternative assistance to the investigator. We expect to continue to support investigator studies in the future to the extent that they meet criteria acceptable to us. Such criteria includes research on the use of vigabatrin to treat addiction, to assist investigators in designing their studies so that such studies are most appropriately conducted and, to the extent possible, to make sure that these investigator studies do not adversely impact our activities.
Recent double-blind, placebo-controlled study in Mexico
     In December 2007, we were advised of the positive top-line results from an investigator-initiated Phase II, randomized double-blind, placebo-controlled trial, in which vigabatrin met its primary efficacy endpoint of abstinence, defined as two “clean” urine samples obtained during each of the last three weeks of treatment for cocaine addiction. The principal investigators of this trial were Jonathan Brodie, Ph.D., M.D., a professor of Psychiatry at New York University and a member of our Scientific Advisory Board, and Emilia Figueroa, M.D., a physician addiction specialist who directs several addiction treatment clinics in Mexico. We supported this study through an unrestricted gift to the NYU School of Medicine. The trial’s protocol was approved by NYU’s Institutional Review Board in May 2006 and the Federal Commission for Sanitary Risks Protection (Mexico) in September 2006, and was registered on www.clinicaltrials.gov with the identifier NCT00527683.
     One hundred and three (103) community-based, non-hospitalized cocaine addicted individuals participated in this trial conducted at a single site in Mexico City, Mexico. All subjects had ready access to cocaine and were self-motivated to stop their use. The trial was designed to show whether vigabatrin treatment could significantly increase abstinence compared to placebo. Subjects were randomly assigned to either a placebo or vigabatrin and were treated for a period of nine weeks. Of the 103 participants in the trial, 50 were treated with vigabatrin and 53 received placebo. Twice-weekly urine screening tests were obtained from each subject in order to objectively evaluate each subject’s cocaine use. All subjects were also offered one group counseling session per week. The primary outcome measure of the trial was abstinence, defined as no positive urine tests for cocaine use during the last three weeks of the nine-week trial.
     The initial results reported for this trial are as follows:
•	50 subjects completed 9 weeks of treatment

•	14 of the 50 subjects on vigabatrin (28.0%) vs four of the 53 subjects on placebo (7.5%) had no positive urine tests evidencing cocaine use during the last three weeks of treatment (p = 0.009)

•	17 of the 50 subjects on vigabatrin (34.0%) vs five of the 53 subjects on placebo (9.4%) were either abstinent or, at most, had one positive urine test evidencing cocaine use during last three weeks of treatment (p = 0.002)
     We have been advised by the investigators that they are analyzing the data from this trial to determine the results with respect to secondary endpoints, and we expect such data will be made available to us in the near future.

     This study was conducted in Mexico and was not subject to FDA oversight, including study design and protocol. There can be no assurance that our ongoing U.S. Phase II clinical trial will corroborate the results of this trial.
Pilot Studies
     Our efforts to advance CPP-109 as a potential treatment for cocaine addiction and methamphetamine addiction were originally based on two open-label human pilot studies conducted in 2003 and 2004 in Mexico by Drs. Brodie and Figueroa. The results of these trials were published in the peer-reviewed journal, Synapse. Both pilot studies involved a small number of patients. A high number of patients dropped out of both studies, which is consistent with the experiences reported by other researchers conducting clinical trials in cocaine and methamphetamine-dependent subjects. Further these studies were open label studies, and therefore the results may or may not reliably predict the results that we will obtain in multicenter, randomized, double-blind, placebo-controlled trials. These pilot studies are discussed below:
Cocaine Pilot Study 2003 — Mexico.
     The first pilot study of vigabatrin for treating cocaine addiction was conducted in Mexico in 2003. The study was a 9-week outpatient, open-label, fixed-dose, time-limited trial in a setting with psychotherapeutic support and intervention. A total of 20 subjects meeting DSM-IV criteria for cocaine addiction were enrolled. Most of the subjects were polydrug abusers whose cocaine use was often supplemented with methamphetamine, marijuana, and/or alcohol. At the beginning of the study, the average age of the subjects was 29, with an average 12-year history of cocaine abuse and an average daily consumption of 1.7 grams of cocaine.
     The results of the study are described below:
•	Eight remained in the program and were drug-free for periods ranging from 46 to 58 days at the end of the study. Only two subjects had a single “slip” or relapse into cocaine use once the craving stopped. A slip restarted the consecutive days “clean” or drug-free value.

•	Most trial completers reported that their craving was not eliminated until an average of 17.9 days following vigabatrin administration. Craving was never eliminated in the four subjects who continued to use cocaine in addition to vigabatrin for three weeks, nor in the eight early non-completers.

•	The trial completers did not differ significantly from the non-completers in age, duration of cocaine abuse, or average daily use. The consecutive days “clean” for the completers averaged 48.5 days, compared to an average of 1.9 days for non-completers, with a P-value, which is a measure of statistical significance, of less than 0.0001. There was also a clear distinction between the two groups on the basis of increased appetite and weight gained during the trial: an average of 18.2 pounds for the completers, compared to an average of 0.2 pounds for non-completers, with a P-value of less than 0.0001. No subject who continued cocaine use during their participation in the study reported increased appetite or experienced weight gain. In order for the study’s outcomes to be convincing in light of concerns about vigabatrin’s safety and efficacy, an outcome measure of 28 consecutive days clean, in which the subject tested negative for cocaine, was utilized. We believe this measure was particularly stringent for an outpatient setting and in the field of addiction therapy where statistical significance often exceeds therapeutic reality.

Cocaine and Methamphetamine Pilot Study 2004
     The second pilot study was conducted in Mexico between November 2003 and January 2004 under Dr. Brodie’s supervision and with our financial support. The results of this study were published in a peer-reviewed journal, in an article authored by Jonathan D. Brodie, Emilia Figueroa, Eugene M. Laska and Stephen L. Dewey. Drs. Brodie, Laska and Dewey are members of our Scientific Advisory Board. This study enrolled 30 subjects dependent on methamphetamine and/or cocaine by DSM-IV criteria. The study evaluated the efficacy of vigabatrin for treatment of cocaine and methamphetamine abuse and examined whether short-term usage of vigabatrin caused visual field defects (VFD). The study was designed as a 9-week outpatient open label study. The protocol for this study was reviewed and approved by the Government of Mexico. The average duration of drug addiction for all subjects was 12.8 years. Completers received a cumulative dose of vigabatrin of 137 grams, which is less than 10% of the 1,500 gram lifetime exposure that we believe is associated with an increase in the incidence of visual field defects.
     Because of the previously reported safety concern regarding the occurrence of VFDs due to long-term vigabatrin administration, baseline ophthalmologic examinations were conducted, visual acuity was determined and measurements of the subject’s visual field were performed in Mexico. These tests were repeated in the middle and end of treatment and again at one to two months following treatment cessation. In addition, these data were independently evaluated by a Board Certified Ophthalmologist, Robert D. Fechtner, M.D., at the University of Medicine and Dentistry, Newark, New Jersey, who had no knowledge of each subject’s identity. Dr. Fechtner is a member of our Scientific Advisory Board.
     The results of the study are described below:
•	18 subjects completed all nine weeks, consisting of all three cocaine-only users, 6 of the 10 methamphetamine-only users, and 9 of the 17 users of both methamphetamine and cocaine.

•	15 subjects were cocaine and/or methamphetamine free for the last three weeks of treatment.

•	there were no VFDs or other changes in visual acuity detected in any subject, regardless of whether the subject completed the study or not.

•	there were no significant adverse events.
     Completers reported increased appetite and showed a significant weight gain over non-completers, gaining an average of 11.4 pounds, compared to an average of 4.4 pounds for non-completers, with a p-value of 0.004. The average drug-free interval was 40.1 consecutive days, with an average use of 0.03 grams of cocaine or methamphetamine over the last three weeks of the study.
     However, because of the design and small size of the two open-label studies, these results may not be reliable or repeatable, and may not be duplicated in future trials.

Patents and Intellectual Property Rights
Brookhaven license agreement
     We have been granted an exclusive, worldwide license from Brookhaven to nine patents and four patent applications relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions, with expiration dates for the issued patents occurring between 2018 and 2022. Additionally, we received approval from the European Union with respect to one of our principal patents, which has allowed us to seek registration for this patent in eighteen EU member states.
     The license agreement, which is dated as of April 30, 2006 and which supercedes a previous license agreement that was entered into in 2002, grants us an exclusive worldwide license, including the right to sublicense, to make, have made, use, and/or sell licensed products and practice the licensed process with respect to the medical application in humans of vigabatrin under certain patent rights. These rights are subject to the United States government’s rights to practice the licensed process for its own use. The purpose of this agreement is to permit us to commercialize products upon the receipt of government regulatory approval for the use of vigabatrin for the treatment of human drug addiction and addiction-related behavior. In exchange for such rights, we paid Brookhaven an initial fee of $50,000 and have agreed to pay a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the last patent expires. In addition, upon the filing of an NDA for CPP-109 and the approval of an NDA for CPP-109 we will be obligated to reimburse Brookhaven for certain expenses it incurs in connection with the filing, prosecution and maintenance of all patents and patent applications included in the patent rights we have licensed.
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
     In November 2007, Brookhaven formally advised us that they believe that the amount potentially due for patent related expenses as of that date is approximately $1,000,000. We believe that we are potentially only liable to Brookhaven for approximately $166,000 as of December 31, 2007, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. We intend to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, the total amount of patent-related expenses due to Brookhaven under the license agreement is only payable at the earliest upon our submission of an NDA for CPP-109.

General
     Protection of our intellectual property and proprietary technology is a strategic priority for our business. We rely on a combination of patent, trademark, copyright and trade secret laws along with institutional know-how and continuing technological advancement to develop and maintain our competitive position. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights, is crucial to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information. See Item 1A., “RISK FACTORS — Risks Related to Our Intellectual Property.”
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
     Under our current agreement with PII, they have agreed to manufacture CPP-109 for us in quantities that we believe will be sufficient to conduct our U.S. Phase II clinical trials evaluating CPP-109 for the treatment of cocaine addiction and methamphetamine addiction, along with a matching placebo. Such materials have been manufactured and we anticipate having sufficient quantities of trial materials and matching placebos to conduct our contemplated U.S. Phase II clinical trials.
     Our contract with PII contains no renewal provisions. Pursuant to the agreement, we will make payments to PII, aggregating approximately $830,000 based on achievement of milestones related to the schedule of work PII has agreed to perform for us. Approximately $674,000 of this amount had been paid through December 31, 2007. Under our contract with PII, we have agreed to indemnify PII against:
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

     Because CPP-109 is not presently approved in the United States for any indication, we must submit an NDA for CPP-109 as a new chemical entity. Such NDA will include our manufacturing plan for CPP-109. If the manufacturing plan and data are insufficient, the NDA will not be approved. Further, even if we receive approval of an NDA for CPP-109, if our manufacturer does not follow good manufacturing practices, or cGMP, in the manufacture of our products, it may delay product launches or shipments or adversely affect our business.
     Since we intend to contract with a third party to manufacture our products, if the FDA approves an NDA for CPP-109, our contract manufacturer will be obligated to comply with all applicable environmental laws and regulations that affect the manufacturing process. As a result, we do not believe that we will have any significant exposure to environmental issues.
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
Competition
     The biotechnology and pharmaceutical industries are highly competitive. In particular, competition for the development and marketing of therapies to treat addictive substances such as cocaine and methamphetamine is intense and expected to increase. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approval of products and manufacturing and marketing products. We compete against pharmaceutical companies that are developing or currently marketing therapies for addictive substances. In addition, we compete against biotechnology companies, universities, government agencies, and other research institutions in the development of substance abuse treatments, technologies and processes that are, or in the future may be, the basis for competitive commercial products. While we believe that our product candidates will offer advantages over many of the currently available competing therapies, our business could be negatively impacted if our competitors’ present or future offerings are more effective, safer or less expensive than ours, or more readily accepted by regulators, healthcare providers or third-party payers.
     While there are no currently approved therapies for cocaine or methamphetamine addiction, we are aware of other therapies under development. These can be broadly classified into three groups:
•	Cocaine-mimetics. The mechanism of action of these drugs is similar to cocaine. None of these approaches have, to our knowledge, shown any efficacy.
•	Cocaine-antagonists. These compounds are intended to selectively target GABA, moderating dopamine levels in the brain. We believe that many of these compounds are receptor active and require increasing dosing over time. None of these compounds are presently approved for marketing to treat addiction.

•	Addiction Vaccines. These vaccines are designed to block cocaine or methamphetamine transport into the brain. They do not address issues relating to craving or other behaviors associated with cocaine or methamphetamine addiction. We also believe that they can be overwhelmed by increasing dosages.
     Finally, Ovation Pharmaceuticals, Inc., which holds the North American rights to Sabril® as an adjunctive therapy for the treatment of epilepsy and as a primary treatment for West Syndrome, has recently announced the submission of NDAs for these indications with an FDA Action date of June 2008. Ovation also recently announced that they have been granted Fast Track status by the FDA with respect to Sabril® for the treatment of cocaine and methamphetamine addiction. Ovation has also entered into a cooperative research and development agreement, or CRADA, with NIDA to study the use of Sabril® in the treatment of cocaine addiction and methamphetamine addiction. The CRADA contemplates in-kind contributions by Ovation with respect to NIDA’s clinical studies and is a three to five-year program through Phase II clinical trials.
     We believe, although there can be no assurance, that our development plan for CPP-109 will allow us to move our product development efforts more quickly than can generally be completed under a CRADA. Further, we believe that any commercialization by Ovation of Sabril® for the treatment of cocaine addiction and/or methamphetamine addiction would violate our licensed patents, and we have advised Ovation of our belief in that regard. We would vigorously assert our intellectual property rights if Ovation sought to market Sabril® for the treatment of any addictive or obsessive compulsive conditions covered by our patents. There can be no assurance we would be successful in that regard.
Our Competitive Strengths
     We believe that the key strengths that distinguish us from our competitors include:
•	CPP-109, if approved, will offer potentially significant advantages over current treatments for drug addiction. As set forth above, relapse rates for traditional counseling treatments are very high, while clinical studies of vigabatrin to date have shown low relapse rates among the patients who completed treatment. There can be no assurance, however, that the relapse rates over wider studies or in general use will remain as low.
•	If approved, we believe that the use of CPP-109 in conjunction with counseling will potentially offer a more efficacious and cost-effective addiction treatment than is currently available.
•	Unlike other compounds, we believe that CPP-109 has no abuse liability; that is, we believe that CPP-109 does not substitute addiction to one drug for addiction to another drug. As a result, we believe it will be easier for patients to cease using CPP-109 after treatment without withdrawal effects.
•	CPP-109’s mechanism of action potentially allows it to be used to treat most types of substance addiction and abuse.
•	We have been granted Fast Track status for CPP-109 by the FDA, which may allow us the potential for a rolling review process with the FDA of any NDA we may file for CPP-109 relating to its use in treating cocaine and/or methamphetamine addiction.

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
     The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
     Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase II usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.
     After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all pre-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, for which the Company anticipates qualifying for a waiver from having to pay as a small business submitting its first NDA for approval, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees. These fees are typically increased annually.
     The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it often follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
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
Fast Track Designation
     Under the fast track program, the sponsor of a new drug candidate intended for the treatment of a serious or life-threatening condition and which demonstrates the potential to address unmet medical needs for the condition may request the FDA to designate the drug candidate as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Once the FDA designates a drug as a fast track product, it is required to facilitate the development and expedite the review of that drug.
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

Priority Review
     Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is submitted, if the drug candidate is intended for the treatment, diagnosis or prevention of a serious or life-threatening condition demonstrates the potential to address an unmet medical need, or provides a significant improvement compared to marketed drugs.
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
     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.
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
     As with FDA approval, we may not be able to secure regulatory approvals in certain European countries in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements would apply to any products that are approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.
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
Employees
     As of March 14, 2008 we had seven employees. We also utilize the services of consultants, including one of our officers, a member of our Board of Directors and several members of our Scientific Advisory Board. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.
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
     Stephen L. Dewey, Ph.D. serves as Chairman of our Scientific Advisory Board. Dr. Dewey is a Senior Chemist at Brookhaven National Laboratory. Dr. Dewey is a recognized authority in positron emission tomography, which uses certain compounds to visualize and quantify biochemical processes as well as the distribution and movement of drugs in the living human and animal body. Dr. Dewey has been with Brookhaven since 1986, serving as Assistant Chemist, Associate Chemist, Chemist, Tenured Scientist and Senior Chemist. Dr. Dewey is also a Research Professor of Psychiatry at the New York University School of Medicine and an Adjunct Professor of Neurobiology and Behavior at SUNY at Stony Brook. Dr. Dewey has been developing a novel approach to treating addiction within Brookhaven’s PET program and is devoted to research within this area. Dr. Dewey is a co-inventor of Brookhaven’s patents for substance addiction, including Brookhaven’s patents covering the use of vigabatrin to treat addiction.

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
Available Information
     We make available free of charge on or through our Internet website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.catalystpharma.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this Form 10-K.

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
     We have had no revenues from operations to date, currently have no products available for commercial sale, and have never had any products available for commercial sale. We expect to incur losses at least until we can commercialize CPP-109. Our net loss was $4,139,493 for the year ended December 31, 2007, and as of December 31, 2007 we had a deficit accumulated during the development stage of $9,898,707. We may not obtain approval of an NDA for CPP-109 and may never achieve profitability.
Our business will require additional capital.
     Our business goals include developing CPP-109 for use in treating various addictions, including cocaine addiction and methamphetamine addiction. At the present time, we estimate that we will require additional funding to complete the Phase III clinical trial that we believe we will be required to complete before we are in a position to file an NDA for CPP-109. We will also require additional working capital to support our operations during periods after the middle of 2009. Further, we intend to develop clinical studies to seek commercialization of CPP-109 to treat methamphetamine addiction and to commercialize CPP-109 for sale in Europe. We do not presently have the funds needed to complete all the necessary studies to gain such U.S. and foreign approvals. Other than the U.S. Phase II cocaine and methamphetamine trials described herein, these other studies have not yet been developed, we do not know the ultimate costs of theses studies, and we will need additional funding to pay such costs.
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
There is currently limited clinical evidence supporting the use of vigabatrin to treat addiction.
     There is currently limited clinical evidence indicating that CPP-109 will be a safe and effective treatment for any addiction in humans. To date, one double-blind, placebo controlled study and two open-label clinical studies have been completed in Mexico relating to the use of vigabatrin in the treatment of cocaine addiction and methamphetamine addiction. Only 76 persons in the aggregate completed these trials. Further, these studies were conducted in Mexico and were not subject to FDA oversight in any respect, including study design and protocol. For these reasons, there can be no assurance that the results of subsequent clinical trials in the United States will corroborate the results of these pilot studies. The results of these studies are not necessarily predictive of results that will be obtained in later stages of clinical testing in the United States or ensure success in later stage clinical trials and neither study provided enough evidence regarding safety or efficacy to support an NDA filing with the FDA.

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
     When used long-term as a treatment for epilepsy, a formulation of vigabatrin known as Sabril® has been found to cause the development of peripheral visual field defects, known as VFDs, that increase progressively with continuing drug treatment. We intend to include a standardized evaluation of each patient’s visual fields as part of our clinical studies and trials. We do not yet know whether our ultimate formulation for and dosing of vigabatrin will cause VFDs or how the potential for this known side effect will affect our ability to obtain marketing approval for CPP-109.
     In addition to VFDs, a wide variety of other adverse effects, including depression and other psychiatric reactions, have been noted in patients treated with Sabril®. As patients with seizures often require treatment with multiple drugs, the relationship of such adverse effects to Sabril®, including the VFDs described above, has not always been clear; however, such side effects tended to disappear when treatment with Sabril® was stopped.
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

If we are unable to apply for approval for additional indications for CPP-109 through supplemental NDAs, or if we are required to generate safety and efficacy data beyond what we have planned in order to obtain such approval for additional indications, we may suffer material harm to our future financial performance.
     Our current plans for development of CPP-109 include efforts to minimize the data we will need to generate in order to obtain marketing approval of CPP-109 for methamphetamine addiction and other additional indications. If we are successful in obtaining approval of an NDA for CPP-109 as a treatment for cocaine addiction, of which there can be no assurance, in the future we plan to submit supplemental NDAs for additional indications. Depending on the data we rely upon, approval for additional indications for CPP-109 may be delayed. In addition, even if we receive supplemental NDA approval, the FDA has broad discretion to require us to generate additional data related to safety and efficacy to supplement the data used in the supplemental NDA. We could be required, before obtaining marketing approval for CPP-109 for additional indications, to conduct substantial new research and development activities, which could be more costly and time-consuming than we currently anticipate. The FDA may not agree that we can market CPP-109 for additional indications. If we are required to generate substantial additional data beyond what we have planned to support approval, our product development and commercialization efforts will be delayed and we may suffer significant harm to our future financial performance. In addition, submission of supplemental NDAs for additional indications, conducting new research and development and generating additional data to support FDA approval will require that we obtain additional financing, and we can provide no assurance that we will be able to obtain such financing on acceptable terms, or at all.
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
     Similarly, we have no manufacturing capacity for production of our products. We have entered into an agreement with PII for the manufacture of CPP-109 for use in our U.S. Phase II clinical trials. We also intend in the future to enter into an agreement with PII and/or another contract manufacturer to manufacture CPP-109 for us if we are successful in obtaining FDA approval to commercialize this product. Any third party we contract with may not meet our manufacturing requirements, and may not pass FDA inspection. Moreover, if any third party fails to perform on a timely basis we may not be able to find a suitable replacement. If we cannot obtain sufficient amounts of CPP-109 or any related final product, it would have a material adverse effect on our ability to successfully market CPP-109.

Our business is subject to substantial competition.
     The biotechnology and pharmaceutical industries are highly competitive. In particular, competition for the development and marketing of therapies to treat addictive substances such as cocaine and methamphetamine is intense and expected to increase. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approval of products and manufacturing and marketing products. We compete against pharmaceutical companies that are developing or currently marketing therapies for addictive substances. In addition, we compete against biotechnology companies, universities, government agencies, and other research institutions in the development of substance abuse treatments, technologies and processes that are, or in the future may be, the basis for competitive commercial products. While we believe that our product candidates will offer advantages over many of the currently available competing therapies, our business could be negatively impacted if our competitors’ present or future offerings are more effective, safer or less expensive than ours, or more readily accepted by regulators, healthcare providers or third-party payers.
     Ovation Pharmaceuticals, Inc., which holds the North American rights to Sabril® as an adjunctive therapy for the treatment of epilepsy and as a primary treatment for West Syndrome, has recently announced the submission of NDAs for these indications with an FDA Action date of June 2008. Ovation also recently announced that they have been granted Fast Track status by the FDA with respect to Sabril® for the treatment of cocaine and methamphetamine addiction. Ovation has also has entered into a cooperative research and development agreement or CRADA with NIDA to study the use of Sabril® in the treatment of cocaine addiction and methamphetamine addiction. The CRADA contemplates in-kind contributions by Ovation with respect to NIDA’s clinical studies and is a three to five-year program through Phase II clinical trials. We believe, although there can be no assurance, that our development plan for CPP-109 will allow us to move our product development efforts more quickly than can generally be completed under a CRADA. Further, we believe that any commercialization by Ovation of Sabril® for this use would violate our licensed patents, and we have advised Ovation of our belief in that regard. We would vigorously assert our intellectual property rights if Ovation sought to market Sabril® for the treatment of cocaine addiction and methamphetamine addiction. There can be no assurance we would be successful in that regard.
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
     If we are successful in obtaining approval to commercialize CPP-109, we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. We currently have seven employees and nine consultants and conduct most of our operations through outsourcing arrangements. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

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
     Sales of pharmaceutical products in the United States depend largely on reimbursement of patients’ costs by private insurers, government health care programs including Medicare and Medicaid, and other organizations. These third-party payers control healthcare costs by limiting both coverage and the level of reimbursement for healthcare products. In particular, the rising costs of pharmaceutical products are a subject of considerable attention and debate. Third-party payers are increasingly altering reimbursement levels and challenging the price and cost-effectiveness of pharmaceutical products. The reimbursement status of newly approved pharmaceutical products in particular is generally uncertain. The levels at which government authorities and private health insurers reimburse physicians or patients for the price they pay for CPP-109 and other products we may develop could affect the extent to which we are able to commercialize our products successfully.
We have limited experience as a public company, and the obligations incident to being a public company will place significant demands on our management.
     From our inception until November 2006, we operated as a private company, not subject to the requirements applicable to public companies.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Based on current rules, we are required to comply with Section 404a of Sarbanes-Oxley, management’s assessment of the effectiveness of our company’s internal controls over financial reporting. Currently, we will be required to come into compliance with Section 404b requiring attestation of an independent registered public accounting firm on management’s assessment for the year ended December 31, 2008. However, the SEC is considering delaying the implementation of this requirement an additional year. If we are unable to conclude that we have effective internal control over our financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
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
     Our involvement in intellectual property litigation could result in significant expense to us. Some of our competitors have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from commercializing products. For example, Ovation, which holds rights in North America to Sabril® for the treatment of epilepsy, has indicated its intent to develop Sabril® for the treatment of cocaine addiction and methamphetamine addiction. We believe that Ovation would infringe our patent rights if they seek to commercialize Sabril® to treat cocaine addiction and/or methamphetamine addiction, and we have advised Ovation of our belief in that regard. We intend to vigorously pursue infringement claims against Ovation if it seeks to commercialize Sabril® for these indications. However, we, unlike Ovation and many of our other competitors, are a relatively small company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.
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

     The FDA and other regulatory authorities generally approve products for particular indications. While our current focus is on the development of CPP-109 as a treatment of cocaine addiction and methamphetamine addiction, we also intend to pursue CPP-109 as a treatment for addictions to other substances involving heightened dopamine levels, such nicotine, prescription pain medications, alcohol and marijuana, and related addictive disorders such as obesity and compulsive gambling. CPP-109 may not be approved for any or all of the indications that we request, which would limit the indications for which we can promote it and adversely impact our ability to generate revenues. We may be required to conduct costly, post-marketing follow-up studies if FDA requests additional information.
Our receipt of Fast Track status does not mean that our product development efforts will be accelerated.
     The FDA has granted Fast Track designation for CPP-109 to treat cocaine addiction. Fast Track designation means that the FDA recognizes cocaine addiction as a serious or life threatening condition for which there is an unmet medical need and consequently may initiate review of sections of an NDA before the application is complete. However, Fast Track designation does not accelerate the time needed to conduct clinical trials, nor does it mean that the regulatory requirements necessary to obtain an approval are less stringent. Our Fast Track designation does not guarantee that we will qualify for, or be able to take advantage of, priority review procedures following a submission of an NDA. Additionally, our Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data from our clinical development program, or if a competitor’s product is approved for the indication we are seeking.
If our pre-clinical or clinical trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.
     Before we can obtain regulatory approval for the sale of our product candidates, we will have to conduct, at our own expense, pre-clinical tests in animals order to support the safety of CPP-109. Pre-clinical testing is expensive, difficult to design and implement, can take several years to complete and is uncertain as to outcome. Our pre-clinical tests may produce negative or inconclusive results, and on the basis of such results, we may decide, or regulators may require us, to halt ongoing clinical trials or conduct additional pre-clinical testing.
     Additionally, we will need to conduct clinical trials demonstrating the efficacy and safety of CPP-109 in humans. In the United States, where vigabatrin is not currently approved for use, we commenced in July 2007 a Phase II clinical trial to assess the efficacy of using CPP-109 as a treatment for cocaine addiction and expect to commence in the second quarter of 2008 a Phase II clinical trial to assess the efficacy of using CPP-109 as a treatment for methamphetamine addiction. We will also be required to conduct one or more Phase I clinical trials for CPP-109. While the scope of the required Phase I clinical trials are currently uncertain, it is likely that we will be required to perform studies of pharmacokinetics, cardiac function, drug-drug interaction and/or the effect of the drug on special populations. We will also implement additional studies (including at least one U.S. Phase III clinical trial) in order to seek approval to commercialize CPP-109 for the treatment of cocaine addiction and methamphetamine addiction. However, even if the results of our upcoming clinical trials are promising, CPP-109 may subsequently fail to meet the safety and efficacy standards required to obtain regulatory approvals. Future clinical trials for CPP-109 may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the start of the trial, an inability to recruit clinical trial participants at the expected rate, failure to demonstrate safety and efficacy, unforeseen safety issues, or unforeseen governmental or regulatory delays.

     Our U.S. Phase II clinical trials or any other clinical trials we might develop and implement may not be completed in a timely manner or at all. CPP-109 may not be found to be safe and effective, and may not be approved by regulatory authorities for the proposed indication, especially in light of known side effects associated with the drug. Further, regulatory authorities and IRBs that must approve and monitor the safety of each clinical study may suspend a clinical study at any time if the patients participating in such study are deemed to be exposed to any unacceptable health risk. We may also choose to suspend clinical trials and studies if we become aware of any such risks. We might encounter problems in our U.S. Phase II clinical trials or in other future studies we may conduct, including problems associated with VFDs or other side effects that will cause us, regulatory authorities or IRBs to delay or suspend such trial or study.
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
     We may encounter difficulties in our clinical trials due to the nature of the addiction mechanism and our resulting target patient population. We do not know how long it will take to recruit patients for our Phase II clinical trials. Trial participants will be required to meet specific clinical standards for cocaine dependence and methamphetamine dependence, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Further, participants must meet DSM-IV criteria only with respect to cocaine dependence or methamphetamine dependence, and will not be eligible to participate in our study if they meet the DSM-IV criteria for dependence with respect to most other addictive substances. Because addicts are typically addicted to multiple substances, we may not be able to recruit a sufficient number of eligible participants within our anticipated timeframe or at all. In addition, due to the neurological and physiological mechanisms and implications of substance addiction, and as evidenced by the pilot studies of vigabatrin, it is likely that many of our clinical trial participants will not complete the trial. An unusually low rate of completion will present challenges, such as determining the statistical significance of trial results. Additionally, we compete for trial subjects with others conducting clinical trials testing other treatments for addictions. Finally, unrelated third parties, including Ovation and investigators in the academic community, have expressed interest in testing vigabatrin for the treatment of drug abuse. If these third-party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.
We have not conducted any pre-clinical testing for CPP-109 and we are not certain at this time which pre-clinical tests the FDA will require with respect to any NDA that we may file.
     The FDA will require us to submit data from pre-clinical testing for CPP-109 before approving our product. Some testing, such as carcinogenicity studies, which seek to identify the potential of a drug to cause tumors in animals and to assess the relevant risk in humans, will take, if required, several years to complete. We do not yet know what pre-clinical tests will be required or whether any pre-clinical tests will begin as planned, will need to be restructured or will be completed on schedule, if at all. We do not know whether the pre-clinical tests that we undertake, if conducted, will be acceptable to the FDA. The Company intends to initiate discussions with the FDA during 2008 to obtain agreement on the preclinical testing program they will require from us to support an NDA for CPP-109.

Our development of CPP-109 may require more than one U.S. Phase III clinical trial.
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
If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.
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
     If any of our contract manufacturers fail to achieve and maintain appropriate manufacturing standards, patients using our product candidates could be injured or die, resulting in product liability claims. Even absent patient inquiry, we may be subject to product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability.

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
     Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. These organizations have had to adapt to extensive and complex laws and regulations and judicial decisions governing activities including drug manufacturing and marketing. Additionally, the healthcare industry in recent years has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures. We believe that the industry will continue to be subject to increasing regulation, as well as political and legal action, as future proposals to reform the healthcare system are considered by Congress and state legislatures. Any new legislative initiatives, if enacted, may further increase government regulation of or other involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of all future changes in the healthcare industry in general, or the addiction treatment industry in particular, or what impact they may have on our results of operations, financial condition or business. Government regulations applicable to our proposed products or the interpretation thereof might change and thereby prevent us from marketing some or all of our products and services for a period of time or indefinitely.
Risks Related to Our Common Stock
We are highly dependent on our small number of key personnel and advisors.
     We are highly dependent on our officers, on our Board of Directors and on our scientific advisors. The loss of the services of any of these individuals could significantly impede the achievement of our scientific and business objectives. Other than employment agreements with Patrick J. McEnany, our Chairman, President and Chief Executive Officer, and Jack Weinstein, our Chief Financial Officer, with respect to their services, and the consulting agreements we have with one of our officers, one of our board members and several of our scientific advisors, we have no employment or retention agreements with our officers, directors or scientific advisors. If we lose the services of any of our existing officers, directors or scientific advisors, or if we were unable to recruit qualified replacements on a timely basis for persons who leave our employ, our efforts to develop CPP-109 or other products might be significantly delayed. We do not carry key-man insurance on any of our personnel.

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
We are effectively controlled by Patrick J. McEnany, who is able to significantly influence or exert control over the outcome of most stockholder actions, including the election of all directors. This control could lead to entrenchment of our directors and management.
     Our Chairman, President and Chief Executive Officer, Patrick J. McEnany, beneficially owns approximately 30% of our outstanding common stock. As a result, Mr. McEnany is in a position to significantly influence or exert control over the outcome of most stockholder actions, including the election of all directors. As a result, Mr. McEnany could take actions that might not be considered by other stockholders to be in their best interest.
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
     As of March 14, 2008 we had 12,564,437 shares of our common stock outstanding, of which 5,333,439 shares are restricted securities. We also intend to register for future sale the 2,188,828 shares of common stock that we may issue under our 2006 Stock Incentive Plan and the 2,352,254 shares of common stock underlying our outstanding stock options that were granted pursuant to written agreements. Sales of restricted shares or shares underlying stock options, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
     We currently operate our business in leased office space in Coral Gables, Florida and Upper Saddle River, New Jersey. We pay annual rent on our office space of approximately $74,000.

Item 3.	Legal Proceedings
     We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Securities Holders
     No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Restricted Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock has been traded on the Nasdaq Global Market since November 8, 2006 under the symbol CPRX. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2006
Fourth Quarter (from November 8, 2006)	$6.15	$4.25

Year Ended December 31, 2007
First Quarter	$6.83	$3.80
Second Quarter	$4.65	$3.48
Third Quarter	$4.00	$2.70
Fourth Quarter	$3.51	$2.50

Year Ended December 31, 2008
First Quarter (through March 14, 2008)	$3.87	$2.94
     The closing sale price for the common stock on March 14, 2008 was $3.57. As of March 14, 2008, there were approximately 77 holders of record of our common stock.
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

Performance Graph
     The following graph compares the cumulative total shareholder return on our common stock since November 8, 2006, which is the date that our common stock first began trading on the NASDAQ Global Market, to two indices, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 8, 2006. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
Among Catalyst Pharmaceutical Partners, Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	100 invested on 11/08/06 in stock or 10/31/06 in index including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data
     The selected statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the period from January 4, 2002 (inception) through December 31, 2007, and the balance sheet data as of December 31, 2007 and 2006, have been derived from our audited financial statements included elsewhere in this Form 10-K. The income statement data for 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this
Form 10-K.

						Cumulative
						period from
						inception
						(January 4,
						2002)
						through
	Year Ended December 31,					December 31,
	2007	2006	2005	2004	2003	2007
Statement of Operations Data:

Revenues	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	2,990,659	1,087,144	1,330,515	378,254	268,829	6,095,081
General and administrative	2,036,470	1,815,183	491,653	164,704	165,483	4,889,758

Total operating cost and expenses	5,027,129	2,902,327	1,822,168	542,958	434,312	10,984,839

(Loss) from operations	(5,027,129)	(2,902,327)	(1,822,168)	(542,958)	(434,312)	(10,984,839)
Interest income	887,636	172,873	16,788	3,138	5,697	1,086,132

Loss before income taxes	(4,139,493)	(2,729,454)	(1,805,380)	(539,820)	(428,615)	(9,898,707)
Provision for income taxes	—	—	—	—	—	—

Net loss	$(4,139,493)	$(2,729,454)	$(1,805,380)	$(539,820)	$(428,615)	$(9,898,707)

Net loss per share —basic and diluted	$(0.33)	$(0.36)	$(0.29)	$(0.18)	$(0.15)

Weighted average shares outstanding —basic and diluted	12,525,405	7,687,630	6,204,918	2,918,438	2,918,438

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:

Cash and cash equivalents	$15,943,896	$20,434,702	$771,127	$183,911	$416,262
Working capital	16,228,401	19,814,976	428,579	116,111	362,563
Total assets	16,679,922	20,619,479	789,450	185,376	416,262
Total liabilities	357,165	772,846	342,988	67,800	53,699
Stockholders’ equity	16,322,757	19,846,633	446,462	117,576	362,563

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     We are a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs for the treatment of drug addiction. Our initial product candidate is CPP-109, which has been confirmed to be bioequivalent to the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin.
     In November 2006, we completed an initial public offering (the “IPO”) in which we raised net proceeds of approximately $17.6 million. We are using these proceeds to complete clinical and non-clinical studies evaluating the use of CPP-109 to treat cocaine and methamphetamine addiction. We may also seek to conduct a proof-of-concept study evaluating the effectiveness of CPP-109 in treating certain eating disorders, although no such trial has been organized to this date.
     During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial in patients with cocaine addiction (see Recent Developments section). We intend to commence a U.S. Phase II clinical trial evaluating CPP-109 as a treatment for methamphetamine addiction in the second quarter of 2008.
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

     Research and development expenses, in the aggregate, represented approximately 60%, 38%, and 73% of our total operating expenses for the years ended December 31, 2007, 2006 and 2005, respectively. Research and development expenses consist primarily of costs incurred for and development costs related to CPP-109, personnel and related costs related to our product development activities, and outside professional fees related to clinical development and regulatory matters. We expect that our research and development expenses will substantially increase as a percentage of our total expenses due to the estimated expense of our two planned U.S. Phase II clinical trials, an anticipated U.S. Phase III clinical trial, and any required Phase I studies of CPP-109 that we determine are necessary.
     We currently estimate that we will require additional funding to complete the Phase III clinical trial that we believe will be required before we are in a position to file an NDA for CPP-109. There can be no assurance that such funding will be available when required or on terms acceptable to us. See “Liquidity and Capital Resources” below.
Basis of presentation
Revenues
     We are a development stage company and have had no revenues to date. We will not have revenues until such time as we receive approval of CPP-109, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.
Research and development expenses
     Our research and development expenses consist of costs incurred for company-sponsored research and development activities. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.
     Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional research and development expenses in future periods.

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
General and administrative expenses
     Our general and administrative expenses consist primarily of personnel expenses for accounting, corporate and administrative functions. Other costs include administrative facilities costs, regulatory fees, and professional fees for legal, information technology, accounting and consulting services.
Stock-based compensation
     We recognize costs related to the issuance of stock-based awards to employees and consultants by using the estimated fair value of the award at the date of grant, in accordance with SFAS 123R.
Income taxes
     We have incurred operating losses since inception. As of December 31, 2007 and 2006, we had net operating loss carryforwards of approximately $3,232,000 and $1,008,000, respectively. Our net deferred tax asset has a 100% valuation allowance as of December 31, 2007 and 2006, as we believe it is more likely than not that the deferred tax asset will not be realized. The net operating loss carry-forwards will expire at various dates beginning in 2023 through 2027. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation.
     We have adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following the audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48.
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
Stock-based compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, "Share-Based Payment”. We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Our expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. For the fiscal year ended December 31, 2007 and 2006, respectively, the assumptions used were an estimated annual volatility of 100%, average expected holding periods of four to five years, and risk-free interest rates ranging from 3.50% to 4.90% and 5.50%, respectively.
Results of Operations
     Revenues. We had no revenues for the years ended December 31, 2007, 2006, and 2005.
     Research and Development Expenses. Research and development expenses for the years ended December 31, 2007, 2006, and 2005 were $2,990,659, $1,087,144, and $1,330,515, respectively. Our expenses, excluding stock-based compensation, for research and development for the year ended December 31, 2007 grew significantly compared to amounts expended in the same period in 2006, as we paid for services related to the initiation of our Phase II clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction, paid for certain expenses in preparation for the initiation of our clinical trial evaluating CPP-109 for use in the treatment of methamphetamine addiction, raw materials and finished products for use in our upcoming clinical trials, made an unrestricted grant to the sponsor of a clinical trial that is being conducted in Mexico and conducted our bioequivalence study comparing CPP-109 to a version of Sabril® marketed in Europe by Sanofi-Aventis.

     In our research and development activities for 2007, 2006 and 2005, we recorded stock-based compensation relating to shares of our common stock issued to several of our consultants and scientific advisors for services rendered and the value of stock options granted to employee and non-employees. The amount of stock-based compensation recorded in 2007, 2006 and 2005 relating to our research and development activities was $365,107, $344,649 and $881,000, respectively. Further, the weighted average fair value of the stock options granted in 2007, 2006 and 2005 was $2.65, $5.05, and $1.14, respectively.
     We expect that research and development activities will continue to increase substantially now that we have initiated our U.S. Phase II cocaine clinical trial, are in the planning stages for the commencement of our contemplated U.S. Phase II methamphetamine clinical trial, and plan to expand our product development activities generally.
     Selling and Marketing Expenses. We had no selling and marketing expenses during the 2007, 2006, and 2005 fiscal years. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.
     General and Administrative Expenses. General and administrative expenses were $2,036,470, $1,815,183, and $491,653, respectively, for the years ended December 31, 2007, 2006, and 2005. Included in general and administrative expenses in each of these years was stock-based compensation expense of $191,236, $876,090, and $291,750, respectively. General and administrative expenses includes, among other expenses, office expenses, legal, accounting and consulting fees and travel expenses for our employees, consultants and members of our Scientific Advisory Board. The increase in general and administrative expenses for the year ended December 31, 2007 from the year ended December 31, 2006 is primarily due to the addition of several executives in early 2007 that were not previously employees and the administrative expenses related to our being a publicly held entity commencing in November 2006. These increased expenditures were partially offset by a decrease in stock-based compensation expense. We expect general and administrative efforts to further increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials and otherwise expend funds to continue to develop our business as described herein.
     Stock-Based Compensation. We issued (i) stock options to non-employee consultants in 2005, (ii) stock options to our Chief Executive Officer in 2005, (iii) shares of our common stock and stock options to several of our scientific advisors and consultants in 2007, 2006 and 2005, and (iv) stock options and restricted stock to employees in 2007 and 2006. See “Research and Development” above. The measurement date for all these equity instruments issued prior to 2006, other than options granted to our Chief Executive Officer, is based on the guidance of EITF 96-18, and accordingly the options are marked to their fair value at the end of each period until the performance commitment, as defined in EITF 96-18, is met. The options granted to our Chief Executive Officer were accounted for using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and accordingly have no compensation expense related to them because the fair value of our common stock at the grant date was equal to the exercise price of the options. For accounting purposes, we calculated stock-based compensation based on a fair value of $1.37 per common share as of December 31, 2005, $2.98 per share at June 30, 2006, $6.00 per share at September 30, 2006 and the quoted market value of our common stock on dates subsequent to our IPO in November 2006.

     Our belief as to the fair value of our securities in 2005 and 2006 (prior to our IPO) was determined as follows:
•	our belief as to the fair value of our securities issued in fiscal 2005 was based on our analysis of the fair value of similar entities, our perception of the investment community’s then view regarding companies seeking to develop pharmacologic treatments for substance abuse and the then stage of our product development efforts;
•	our belief as to the fair value of our securities issued in the first half of 2006 was based on the common-equivalent per share price paid by unrelated investors who purchased securities in our private placement that closed in July 2006;
•	our belief as to the fair value of our securities issued in the third quarter of 2006 was based on the proposed IPO offering price; and
•	our belief as to the fair value of our securities issued in the fourth quarter of fiscal 2006 and during 2007 was based on the market price of our common stock as quoted on the NASDAQ Global Market.
     Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements and our IPO. Interest income increased substantially in the year ended December 31, 2007 when compared to the same period in 2006 due to the investment of the proceeds of our IPO. Substantially all such funds were invested in short-term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.
     Income taxes. We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the net proceeds of private placements of our equity securities and through our IPO. At December 31, 2007, we had cash and cash equivalents of $15.9 million and working capital of $16.2 million.
Operating Capital and Capital Expenditure Requirements
     We have to date incurred operating losses, and we expect these losses to increase substantially in the future as we expand our product development programs and prepare for the commercialization of CPP-109. It may take several years to obtain the necessary regulatory approvals to commercialize CPP-109 in the United States.
     We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our projected operating requirements through the middle of 2009.
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
     At the present time, we estimate that we will require additional funding to complete the Phase III clinical trial that we believe we will be required to complete before we are in a position to file an NDA for CPP-109. We will also require additional working capital to support our operations in periods after the middle of 2009.
     We expect to raise any required additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.
Cash Flows
     Net cash used in operations was $4,424,934, $1,178,532, and $455,360, respectively, for 2007, 2006 and 2005. During the year ended December 31, 2007, net cash used in operating activities was primarily attributable to our net loss of $4,139,493, an increase in prepaid expenses and deposits of $465,696 and decreases of $228,206 in accounts payable and $185,721 in accrued expenses. This was offset in part by $572,104 of non-cash expenses and a decrease of $22,078 in interest receivable. Non-cash expenses include depreciation and stock-based compensation expense.
     Net cash used in investing activities was $65,872, $21,053, and $3,940, respectively, for 2007, 2006 and 2005. Such funds were used primarily for purchases of computer equipment, furniture and leasehold improvements
     Net cash provided by financing activities was $0, $20,863,160, and $1,046,516, respectively, for 2007, 2006 and 2005. Net cash from financing activities is comprised of the net proceeds of our IPO in November 2006 and the private placements that were completed in March 2005 and July 2006. Such funds have been used to fund our research and development costs and our general and administrative costs in 2007 and 2006.

Contractual Obligations
     As of December 31, 2007, we had contractual obligations as follows:

Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	Years
Long-term obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	330,016	73,687	127,594	128,735	—
Purchase obligations	—	—	—	—	—
Other long-term obligations reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$330,016	$73,687	$127,594	$128,735	$—

     We have entered into the following contractual arrangements:
•	Payments to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed product for certain of their patent-related expenses. We believe that such potential obligation is approximately $166,000 as of December 31, 2007. See “Dispute with Brookhaven” below.
•	Payments to our contract manufacturer. We estimate that we will pay our contract manufacturer approximately $830,000 with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At December 31, 2007, we had paid approximately $674,000 of this amount.
•	Payments to our CRO. We estimate that we will pay our CRO approximately $5,080,000 and $4,915,000, respectively, with respect to our U.S. Phase II cocaine trial and US Phase II methamphetamine trial, with payments to be based on the achievement of milestones relating to the agreed upon service agreement. At December 31, 2007, we had paid approximately $768,000 and $315,000, respectively, of these amounts. Of these payments, approximately $315,000 has been advanced to the CRO for future expenses and as such, have been included in prepaid expenses in the accompanying balance sheet at December 31, 2007.
•	Payments for laboratories and other trial related tests. We estimate that we will pay approximately $567,000, in connection with laboratories and other tests related to our U.S. Phase II cocaine trial during the next 13 months. At December 31, 2007, we had paid approximately $157,000 of this amount, $111,303 of which have been advanced upon signing of the contracts and as such have been included in prepaid expenses in the accompanying balance sheet as of December 31, 2007. In addition, we are obligated to pay approximately $274,000 during the next 12 months in connection with laboratories related to our U.S. Phase II methamphetamine trial.
•	Employment agreements. We have entered into employment agreements with two of our executive officers, which require aggregate base salary payments of $530,000 per year.

Dispute with Brookhaven.
     During November 2007, Brookhaven formally advised us that they believe that the amount potentially due for patent related expenses as of that date is approximately $1,000,000. We believe that we are potentially only liable to Brookhaven for approximately $166,000 as of December 31, 2007, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. We intend to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, the total amount of patent-related expenses due to Brookhaven under the license agreement is only payable upon our submission of an NDA for CPP-109.
Off-Balance Sheet Arrangements
     We currently have no debt. Capital lease obligations as of December 31, 2007 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. We intend to adopt EITF Issue 07-3 effective January 1, 2008. We do not expect the adoption of EITF Issue 07-3 to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in the value of market risk-sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
     Our exposure to interest rate risk is currently confined to our cash that is invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasized liquidity and preservation of principal over other portfolio considerations.

Item 8.	Financial Statements and Supplementary Data
     See the list of financial statements filed with this report under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

     Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     There have been no changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Form 10-K.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Item 9B.	Other Information
     Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders. Our Proxy Statement for the 2008 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2007 and is incorporated into this report by this reference.
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
     The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
     The information required by this item will be set forth in the Proxy Statement and is incorporated into this report this by this reference.

Item 13.	Certain Relationships and Related Transactions
     The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by this reference.

Item 14.	Principal Accounting Fees and Services
     The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report.
          1. The following financial statements of Catalyst Pharmaceutical Partners, Inc. and Report of Grant Thornton LLP, independent registered public accounting firm, are included in this report:
•	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2007 and 2006
•	Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and the period from inception (January 4, 2002) through December 31, 2007
•	Statement of Stockholders’ Equity for the period from inception (January 4, 2002) through December 31, 2007
•	Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and the period from inception (January 4, 2002) through December 31, 2007.
•	Notes to Financial Statements
          2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
          3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
     (b) Exhibits.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	By-laws (1)

4.1	Specimen stock certificate for common stock (1)

10.1	Employment Agreement between the Company and Patrick J. McEnany(2)

10.2	Employment Agreement between the Company and Jack Weinstein(2)

10.3	License Agreement, as amended, between the Company and Brookhaven National Laboratories(1)

10.4	Stock Option Agreement between the Company and Patrick J. McEnany(1)

Exhibit No.	Description of Exhibit

10.5	Stock Option Agreement between the Company and Hubert Huckel(1)

10.6	Stock Option Agreement between the Company and Jack Weinstein(1)

10.7	Stock Option Agreement between the Company and Charles O’Keeffe(1)

10.8	Stock Option Agreement between the Company and M. Douglas Winship(2)

10.9	2006 Stock Incentive Plan(1)

10.10	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation(1)

10.11	Consulting Agreement between the Company and Charles O’Keeffe(1)

10.12	Consulting Agreement between the Company and Donald R. Jasinski(1)

10.13	Agreement between the Company and Charles Gorodetzky(1)

10.14	Agreement between the Company and Pharmaceutics International, Inc.(1)

10.15	Stock Option Agreement between the Company and M. Douglas Winship (2)

10.16	Amendment No. 1 to Consulting Agreement between Charles O’Keeffe and the Company (3)

10.17	Lease Agreement between the Company and 335 Alhambra Plaza, Ltd. (4)

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

(1)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-136039)

(2)	Filed by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006

(3)	Filed by reference to the Company’s Current Report on Form 8-K dated January 3, 2007

(4)	Filed by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 25th day of March, 2008.

CATALYST PHARMACEUTICAL PARTNERS, INC.
By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2008

/s/ Jack Weinstein Jack Weinstein	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 25, 2008

/s/ Alicia Grande Alicia Grande	Corporate Controller/Chief Accounting Officer	March 25, 2008

/s/ Hubert E. Huckel, M.D. Hubert E. Huckel, M.D.	Director	March 25, 2008

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	March 25, 2008

/s/ Philip H. Coelho Philip H. Coelho	Director	March 25, 2008

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	March 25, 2008

/s/ Milton J. Wallace Milton J. Wallace	Director	March 25, 2008

INDEX TO FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006, and 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceutical Partners, Inc.
We have audited the accompanying balance sheets of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and the period from January 4, 2002 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and the period from January 4, 2002 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007. In addition, as discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment in 2006.
/s/ Grant Thornton LLP
GRANT THORNTON LLP

Miami, Florida
March 11, 2008

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$15,943,896	$20,434,702
Interest receivable	63,709	85,787
Prepaid expenses	524,081	67,333

Total current assets	16,531,686	20,587,822
Property and equipment, net	127,788	20,157
Deposits	20,448	11,500

Total assets	$16,679,922	$20,619,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$219,866	$448,072
Accrued expenses and other liabilities	83,419	324,774

Total current liabilities	303,285	772,846

Accrued expenses and other liabilities, non-current	53,880	—

Total liabilities	357,165	772,846

Commitments and contingencies	—	—

Stockholders equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series “A” Preferred Stock, no shares issued and outstanding, at December 31, 2007 and 2006	—	—
Series “B” Preferred Stock, no shares issued and outstanding, at December 31, 2007 and 2006	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at December 31, 2007 and 2006, 12,527,564 shares and 12,516,620 shares issued and outstanding at December 31, 2007 and 2006, respectively	12,528	12,517
Additional paid-in capital	26,208,936	25,593,330
Deficit accumulated during the development stage	(9,898,707)	(5,759,214)

Total stockholders’ equity	16,322,757	19,846,633

Total liabilities and stockholders’ equity	$16,679,922	$20,619,479

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

				Cumulative
				period from
				January 4,
				2002 (date of
				inception)
				through
	Year Ended December 31,			December 31,
	2007	2006	2005	2007
Revenues	$—	$—	$—	$—
Operating costs and expenses:
Research and development	2,990,659	1,087,144	1,330,515	6,095,081
General and administrative	2,036,470	1,815,183	491,653	4,889,758

Total operating costs and expenses	5,027,129	2,902,327	1,822,168	10,984,839

Loss from operations	(5,027,129)	(2,902,327)	(1,822,168)	(10,984,839)
Interest income	887,636	172,873	16,788	1,086,132

Loss before income taxes	(4,139,493)	(2,729,454)	(1,805,380)	(9,898,707)
Provision for income taxes	—	—	—	—

Net loss	$(4,139,493)	$(2,729,454)	$(1,805,380)	$(9,898,707)

Net loss per share — basic and diluted	$(0.33)	$(0.36)	$(0.29)

Weighted average shares outstanding — basic and diluted	12,525,405	7,687,630	6,204,918

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from January 4, 2002 (date of inception) through December 31, 2007

				Paid-In	Deficit
	Preferred	Preferred		And	Accumulated
	Stock	Stock		Additional	During the
	Series	Series	Common	Paid-In	Development
	“A”	“B”	Stock	Capital	Stage	Total
Balance at January 4, 2002 (date of inception)	$—	$—	$21,888	$78,112	$—	$100,000
Issuance of common stock	—	—	7,296	117,704	—	125,000
Issuance of stock options for services	—	—	—	75,833	—	75,833
Net loss	—	—	—	—	(255,945)	(255,945)

Balance at December 31, 2002	—	—	29,184	271,649	(255,945)	44,888
Issuance of preferred stock	700	—	—	669,757	—	670,457
Issuance of stock options for services	—	—	—	75,833	—	75,833
Net loss	—	—	—	—	(428,615)	(428,615)

Balance at December 31, 2003	700	—	29,184	1,017,239	(684,560)	362,563
Issuance of stock options for services	—	—	—	294,833	—	294,833
Net loss	—	—	—	—	(539,820)	(539,820)

Balance at December 31, 2004	700	—	29,184	1,312,072	(1,224,380)	117,576
Issuance of common stock	—	—	39,545	1,006,971	—	1,046,516
Issuance of common stock and stock options for services	—	—	146	1,087,604	—	1,087,750
Net loss	—	—	—	—	(1,805,380)	(1,805,380)

Balance at December 31, 2005	700	—	68,875	3,406,647	(3,029,760)	446,462
Change in par value	(630)	—	(61,988)	62,618	—	—
Issuance of preferred stock Series “B”, net	—	8	—	3,225,132	—	3,225,140
Issuance of common stock (IPO), net	—	—	3,350	17,634,670	—	17,638,020
Conversion of preferred stock Series “A” into common stock, upon closing of IPO	(70)	—	1,022	(952)	—	—
Conversion of preferred stock Series “B” into common stock, upon closing of IPO	—	(8)	1,116	(1,108)	—	—
Issuance of common stock and stock options for services	—	—	142	1,266,323	—	1,266,465
Net loss	—	—	—	—	(2,729,454)	(2,729,454)

Balance at December 31, 2006	—	—	12,517	25,593,330	(5,759,214)	19,846,633
Issuance of common stock and stock options for services	—	—	11	579,676	—	579,687
Amortization of restricted stock for services	—	—	—	35,930	—	35,930
Net loss	—	—	—	—	(4,139,493)	(4,139,493)

Balance at December 31, 2007	$—	$—	$12,528	$26,208,936	$(9,898,707)	$16,322,757

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

				Cumulative period
				from January 4,
				2002 (date of
	Year Ended December 31,			inception) through
	2007	2006	2005	December 31, 2007
Operating Activities:
Net loss	$(4,139,493)	$(2,729,454)	$(1,805,380)	$(9,898,707)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	15,761	4,927	1,374	22,428
Stock-based compensation	556,343	1,220,739	1,172,750	3,436,331
Decrease (increase) in interest receivable	22,078	(85,787)	—	(63,709)
(Increase) in other prepaid expenses and deposits	(465,696)	(64,541)	(14,292)	(544,529)
(Decrease) increase in accounts payable	(228,206)	380,319	37,019	219,865
(Decrease) increase in accrued expenses	(185,721)	95,265	153,169	79,780

Net cash used in operating activities	(4,424,934)	(1,178,532)	(455,360)	(6,748,541)

Investing Activities:
Capital expenditures	(65,872)	(21,053)	(3,940)	(92,696)

Net cash used in investing activities	(65,872)	(21,053)	(3,940)	(92,696)

Financing Activities:
Proceeds from issuance of common stock, net	—	17,638,020	1,046,516	18,789,536
Proceeds from issuance of preferred stock, net	—	3,225,140	—	3,895,597

Net cash provided by financing activities	—	20,863,160	1,046,516	22,685,133

Net (decrease) increase in cash and cash equivalents	(4,490,806)	19,663,575	587,216	15,843,896
Cash and cash equivalents — beginning of period	20,434,702	771,127	183,911	100,000

Cash and cash equivalents — end of period	$15,943,896	$20,434,702	$771,127	$15,943,896

Supplemental disclosure of non-cash investing and financing activities:
Non-cash incentive received from lessor	$52,320	$—	$—	$52,320
The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
1.	Organization and Description of Business
     Catalyst Pharmaceutical Partners, Inc. (the “Company”) is a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs for the treatment of drug addiction. The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation which commenced operations in January 2002.
     The Company has incurred operating losses in each period from inception through December 31, 2007. The Company has been able to fund its cash needs to date through an initial funding from its founders, four subsequent private placements and an initial public offering (“IPO”) of its common stock.
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
     Shares of CPP-Florida common and preferred stock had a par value of $0.01 per share. Shares of the Company’s common and preferred stock have a par value of $0.001 per share. An adjustment was made to capital stock and additional paid-in capital during 2006 to reflect this change.
Capital Resources
     At the present time, the Company estimates that it will require additional funding to complete the Phase III clinical trial that its management believes the Company will be required to complete before the Company is in a position to file a new drug application, or “NDA” for our product initial candidate, CPP-109. The Company will also require additional working capital to support its operations in periods after the middle of 2009.

1.	Organization and Description of Business (continued)
     The Company expects to raise any required additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may also seek to raise additional capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.
2.	Basis of Presentation and Significant Accounting Policies
a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s primary focus is on the development and commercialization of CPP-109, which is the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin, as a potential treatment for drug addiction, including cocaine addiction, methamphetamine addiction, and certain obsessive compulsive disorders.

b.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits periodically throughout the year.

d.	PREPAID EXPENSES. Prepaid expenses consist primarily of advances under research and development contracts, including advances to the Contract Research Organization (“CRO”) that is overseeing the Company’s U.S. Phase II cocaine and methamphetamine clinical trials. Such advances are recorded as expense as the related goods are received or the related services are performed.

2.	Basis of Presentation and Significant Accounting Policies (continued)
e.	PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Useful lives generally range from three years for computer equipment to five to seven years for furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever shorter. Expenditures for repairs and maintenance are charged to expenses as incurred.

f.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, interest receivable, accounts payables and accrued liabilities. At December 31, 2007 the fair value of these instruments approximated their carrying value.

g.	RESEARCH AND DEVELOPMENT. Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research for the Company.

h.	STOCK BASED COMPENSATION. Through July 2006, the Company did not have a formal stock option plan. During periods prior to July 2006, the Company granted options pursuant to written agreements to purchase an aggregate of 2,352,261 shares of common stock. In July 2006 the Company adopted the 2006 Stock Incentive Plan (the “Plan”). The Plan provides for the Company to issue options, restricted stock, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. Under the Plan, 2,188,828 shares of the Company’s Common Stock have been reserved for issuance.

As of December 31, 2007 there were outstanding options to purchase 2,568,149 shares of common stock, including options to purchase 215,888 shares granted under the Plan, of which options to purchase 2,320,781 shares were exercisable as of December 31, 2007.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded stock compensation expense as follows:

	2007	2006	2005
Research and development	$365,107	$344,649	$881,000
General & administrative	191,236	876,090	291,750

Total stock-based compensation	$556,343	$1,220,739	$1,172,750

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

2.	Basis of Presentation and Significant Accounting Policies (continued)
The Company elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes, if any, will be recognized as a financing activity rather than an operating activity as in the past. Pursuant to the requirements of SFAS No. 123R, the Company will continue to present the pro forma information for periods prior to the adoption date.

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

The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Due to the Company’s short history as a public entity, the Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated life of the stock options awards. For the periods ended December 31, 2007 and 2006 the assumptions used were an estimated annual volatility of 100%, expected average holding periods of five years, and risk-free interest rates ranging from 3.50% to 4.90% and 5.50%, respectively. The expected dividend rate is zero and no forfeiture rate was applied, as it was not considered material.

Had compensation cost for the stock-based compensation plans been determined based on the fair value method at the grant dates for awards of employee stock options consistent with the method of SFAS No. 123, pro forma net loss and loss per share would be as follows:

2.	Basis of Presentation and Significant Accounting Policies (continued)

Year Ended
December 31, 2005
Net loss, as reported	$(1,805,380)
Stock-based compensation expense determined under the fair value based method, net of $0 tax	(507,917)

Net loss, pro forma	$(2,313,297)

Loss per share — basic and diluted, as reported	$(0.29)

Loss per share — basic and diluted, pro forma	$(0.37)

The Company has recognized in the statement of operations the costs related to employee and consultant services in share-based payment transactions by using the estimated fair value of the stock at the date of grant, in accordance with SFAS No. 123.

i.	DEFERRED COMPENSATION. Prior to July 2006, the Company had an agreement with one of the executive officers to defer payment of a portion of compensation due to him until the Company had completed an equity financing raising gross proceeds of at least $2.0 million. This contingency was satisfied at the closing of a private placement in July 2006 (See Note 10) and the full amount due to this executive officer for services has been recognized in the statement of operations for each period for which compensation was accrued subject to the contingency (See Note 8). All such deferred compensation was paid in full in 2006.

j.	CONCENTRATION OF CREDIT RISK. The financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with high-credit quality financial institutions.

k.	INCOME TAXES. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48.

2.	Basis of Presentation and Significant Accounting Policies (continued)
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2003. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.
l.	COMPREHENSIVE INCOME (LOSS). SFAS No. 130, Reporting Comprehensive Income (Loss), requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net loss.

m.	EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options and restricted stock units. For all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive. Potentially dilutive common stock equivalents as of December 31, 2007 include (i) stock options to purchase up to 2,568,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 and (ii) 25,484 shares of restricted common stock that will vest over the next 2 years. Potentially dilutive common stock equivalents as of December 31, 2006 include stock options to purchase up to 2,374,149 shares of common stock at exercise prices ranging from $0.69 to $6.00.

n.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment which is the development and commercialization of pharmaceutical products.

o.	RECENT ACCOUNTING PRONOUNCEMENTS.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial statements.

2.	Basis of Presentation and Significant Accounting Policies (continued)
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial statements.
In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the entity to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the entity would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The Company does not expect the adoption of EITF Issue 07-3 to have a material impact on the Company’s financial statements.
p.	RECLASSIFICATIONS. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.
3.	Prepaid Expenses

Prepaid expenses consist of the following as of December 31:

	2007	2006
Advances to CRO	$314,503	$—
Prepaid clinical research fees	121,303	—
Prepaid insurance	82,162	66,183
Prepaid rent	5,043	1,150
Other	1,070	—

Total prepaid expenses	$524,081	$67,333

4.	Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2007	2006
Computer equipment	$25,866	$18,368
Furniture and equipment	44,175	8,457
Leasehold improvements	80,176	—

	150,217	26,825
Less: Accumulated depreciation	(22,429)	(6,668)

Total property and equipment, net	$127,788	$20,157

4.	Property and Equipment (continued)
     Depreciation and amortization expense was $15,761, $4,927 and $1,374, for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, approximately $52,000 of tenant build-out costs were funded, and paid by the landlord, directly through lease incentives and therefore, excluded from the cash flow statement as a non-cash investing and financing activity. The lease incentive will be amortized over the term of the lease as a reduction of rent expense.
5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following as of December 31 :

	2007	2006
Deferred rent and lease incentive	$9,470	$—
Accrued compensation and benefits	40,831	21,198
Accrued professional fees	10,000	72,571
Common Stock issuable	—	59,274
Other (See notes 13)	23,118	171,731

Current accrued expense and other liabilities	83,419	324,774

Deferred rent & lease incentive- non-current	53,880	—

Non-current accrued expense and other liabilities	53,880	—

Total accrued expenses and other liabilities	$137,299	$324,774

6.	Commitments
     The Company has contracted with a CRO, various drug manufacturers, and other vendors to assist in clinical trial work, analysis, and the filing of an NDA with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.
     The Company has executed noncancellable operating lease agreements for its corporate offices. Certain of these leases have free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. As of December 31, 2007, future minimum lease payments under the noncancellable operating lease agreements are as follows:

2008	$73,687
2009	62,860
2010	64,734
2011	66,296
2012	62,439

$330,016

6.	Commitments (continued)
     During the quarter ended March 31, 2007, the Company entered into a new lease for its corporate offices in Coral Gables, Florida. The lease provides for fixed increases in minimum annual rent payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The differences between rent expense recorded and the amount paid is credited or charged to accrued expenses in the accompanying balance sheet. Rent expense was $44,169, $18,977, and $16,041 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company’s leases expire on various dates from December 2008 to November 2012.
     Obligations under capital leases are not significant.
     For commitments related to the Company’s license agreement with Brookhaven see Note 7.
7.	Agreements
a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (“Brookhaven”), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine and other addictions. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2021. The Company paid a fee to obtain the license in the amount of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval of CPP-109, $250,000 in each of the second and third year following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of December 31, 2007 it had a contingent liability of approximately $166,000, related to this obligation. Of these costs approximately $69,000 will become payable in six equal monthly installments at the time the Company submits a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven, which is when the last patent expires.

During November 2007, Brookhaven formally advised the Company that they believe that the amount potentially due for patent related expenses as of that date was approximately $1,000,000. The Company believes that it is potentially only liable to Brookhaven for the approximately $166,000 described above, and it has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. The Company intends to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, the total amount of patent-related expenses due to Brookhaven under the license agreement is only payable upon the submission by the Company of an NDA for CPP-109. As the Company has not filed an NDA for CPP-109, no amounts are accrued for these matters in the accompanying December 31, 2007 balance sheet.

7.	Agreements (continued)
b.	AGREEMENT WITH CONTRACT MANUFACTURER. The Company has entered into an agreement with a contract manufacturer under which such manufacturer has developed for the Company its version of vigabatrin for use by the Company in its clinical trials. The contract manufacturer is progress billing the Company under this agreement pursuant to a schedule of payments running concurrently with the work they are performing. The payments are due 30 days from the time of invoicing of the scheduled procedure. During the years ended December 31, 2007 and 2006, the Company paid approximately $467,000 and $207,000, respectively, of costs due under this agreement, which was recorded as research and development costs in the statement of operations.

c.	AGREEMENT WITH CONTRACT RESEARCH ORGANIZATION. The Company has entered into an agreement with a CRO to oversee the Company’s U.S. Phase II cocaine and methamphetamine clinical trials. The agreements require certain advances as well as payments based on the achievement of milestones. During the year ended December 31, 2007, the Company paid approximately $1,083,000 of costs due under this agreement. Of these payments $314,503 has been advanced for future expenses and as such has been included in prepaid expenses in the accompanying balance sheet at December 31, 2007.
8.	Related Party Transactions
     Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and members of the Company’s Scientific Advisory Board, a portion of which were with related parties under common ownership and control. During the years ended December 31, 2007, 2006 and 2005, the Company paid approximately $56,000, $170,000, and $203,000, respectively, in consulting fees to related parties. In addition, as of December 31, 2006, the Company accrued $59,274 related to common stock issuable under certain of these consulting agreements for 10,944 shares, which were issued in March 2007. Fair values ranging from $2.98 to $6.00 per share were used to determine the related expense in 2006. These fair values were based on internal valuations performed by Company management based on the fair value of similar entities and current market conditions. In addition, 65,665 shares of common stock were issued in July 2006 for services performed from January 1, 2006 through June 30, 2006.
     Prior to its IPO, the Company had a consulting agreement with its Chief Financial Officer, which required a bonus payment upon the completion of a U.S. initial public offering raising at least $10 million. The Company paid the required bonus in the amount of $140,575 in November 2006 upon the successful completion of the IPO, which was recorded as general and administrative costs in the statement of operations for the year ended December 31, 2006.
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
     As of December 31, 2007 and 2006, the Company had deferred tax assets of approximately $3,112,000 and $1,521,000, respectively, of which approximately $2,541,000 and $1,017,000 represent net operating loss carryforwards and start-up costs. The remaining temporary differences represent nondeductible stock option and equity expense. The related deferred tax asset has a 100% valuation allowance as of December 31, 2007 and 2006, as the Company believes it is more likely than not that the deferred tax asset will not be realized. The change in valuation allowance was approximately $1,591,000, $1,032,000 and $278,000 in 2007, 2006 and 2005, respectively. There are no other significant temporary differences. The net operating loss carry-forwards of $3,232,000 as of December 31, 2007 will expire at various dates beginning in 2023 and expiring in 2027. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation.
     The effective tax rate of 0% in all periods presented differs from the statutory rate of 35% due to the valuation allowance and because the Company had no taxable income.
10.	Stockholder’s Equity
Stock split
     On October 3, 2006, the Company’s board of directors approved an approximate 1.4592-to-one stock split (effected in the form of a stock dividend). All stock value, common shares outstanding and per share amounts set forth in these financial statements were adjusted retroactively to reflect this split.
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
Common Stock
     The Company has 100,000,000 shares of authorized common stock with a par value of $0.001 per share. At December 31, 2007 and 2006, 12,527,564 and 12,516,620 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
     On November 13, 2006, the Company closed its IPO. In the IPO, the Company sold 3,350,000 shares of its common stock at an initial public offering price of $6.00 per share. The Company received net proceeds from the offering of approximately $17,638,000 (gross proceeds of $20,100,000 less a 7% underwriting discount aggregating $1,407,000 and offering expenses of approximately $1,055,000). At the closing of the IPO, all of the Company’s then outstanding Series A Preferred Stock and Series B Preferred Stock automatically converted into an aggregate of 2,136,860 shares of the Company’s common stock. Costs related to the IPO were charged to paid-in-capital at the successful completion of the IPO.

10.	Stockholder’s Equity (continued)
Preferred Stock
     The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share at December 31, 2007 and 2006. No shares of preferred stock were outstanding at December 31, 2007 and 2006.
11.	Stock Compensation Plans
     Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. During July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). The Plan provides for the Company to issue options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors and consultants of the Company (see Note 2). The measurement date for all these equity instruments issued prior to 2006, other than the options granted to the Company’s Chief Executive Officer in 2002 and 2005, is based on the guidance of EITF 96-18, and accordingly the options are marked to their fair value at the end of each period until the non-employee is fully vested in the award. Share awards generally vest over a period of 3 to 4 years of continuous service and have contractual terms with a maximum of 10 years. Certain awards provide for accelerated vesting if there is a change in control.
     The number of shares available for future issuance under the Plan at December 31, 2007 was 1,947,456 shares. The Company issues new shares as shares are required to be delivered upon exercise of all outstanding stock options.
Stock Options
     The Company has granted stock options to employees, officers, directors and scientific advisors generally at exercise prices equal to the market price of the stock at grant date. The options generally vest ratably over three or four years, based on continued employment, with a maximum term of five to 10 years. During the years ended December 31, 2007, 2006 and 2005 the Company recorded non-cash stock-based compensation related to stock options totaling $520,413, $948,090 and $1,067,750, respectively.
     Stock option activity under the Company’s written stock option agreements and the Plan for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,374,149	$1.19	2,188,828	$1.02	948,492	$0.97
Granted	194,000	4.20	185,321	3.19	1,240,336	1.06
Exercised	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	—	—

Outstanding at end of year	2,568,149	$1.42	2,374,149	$1.19	2,188,828	$1.02

Exercisable at end of year	2,320,781	$1.15	2,201,961	$1.02	2,042,906	$0.88

11.	Stock Compensation Plans (continued)
     The following table summarizes information about the Company’s options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.69- $1.37	2,060,417	4.73	$0.89	2,060,417	$0.89
$2.98	291,844	3.98	$2.98	182,402	$2.98
$3.60- $4.00	154,000	4.96	$3.74	70,666	$3.81
$6.00	61,888	5.18	$6.00	7,296	$6.00

	2,568,149	4.66	$1.42	2,320,781	$1.15

     The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2007 was $5,219,223 and $5,326,209, respectively. The weighted-average grant-date fair value of stock options granted during 2007, 2006 and 2005 was $2.65, $5.05 and $1.14, respectively. The total fair value of vested stock options during 2007, 2006 and 2005 was $433,736, $410,451 and $1,246,516, respectively.
     As of December 31, 2007, there was approximately $718,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of approximately 1.16 years.
Restricted Stock Units
     Under the Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity during 2007 was as follows:

	Number of	Weighted-
	Restricted Stock	Average Grant
	Units	Date Fair Value
Nonvested balance at December 31, 2006	—	$—
Granted	25,484	3.61
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2007	25,484	$3.61

     During the years ended December 31, 2007, 2006 and 2005, the Company recorded non-cash stock-based compensation related to restricted stock units totaling $35,930, $0 and $0, respectively. As of December 31, 2007, there was $56,077 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.7 years.

12.	Benefit Plan
     During 2007, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, all eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. Commencing in 2008, the Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary.
13.	Quarterly Financial Information (unaudited)
     The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2007 and December 31, 2006:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007 (2)	2007
Revenues	$—	$—	$—	$—
Loss from operations	(1,497,146)	(1,436,988)	(950,426)	(1,142,569)
Net loss	(1,252,078)	(1,208,130)	(734,347)	(944,938)
Loss per share — basic and diluted	$(0.10)	$(0.10)	$(0.06)	$(0.08)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006 (1)	2006
Revenues	$—	$—	$—	$—
Loss from operations	(317,997)	(356,960)	(1,342,219)	(885,151)
Net loss	(312,829)	(353,996)	(1,321,388)	(741,241)
Loss per share — basic and diluted	$(0.05)	$(0.05)	$(0.19)	$(0.07)

(1)	$828,818 of stock-based compensation was recorded in the quarter ended September 30, 2006

(2)	During the quarter ended September 30, 2007, the Company revised its estimate of accrued license fees, and as a result research and development expenses were reduced by approximately $166,000.
     Quarterly basic and diluted net loss per common share were computed independently for each quarter and do not necessarily total to the full year basic and diluted net loss per common share.