Form 10-Q
period 2008-03-31
Catalyst Pharmaceutical Partners, Inc.
filed 2008-05-15
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Registrant’s telephone number, including area code: (305) 529-2522
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,567,226 shares of common stock, $0.001 par value per share, were outstanding as of May 9th, 2008.

CATALYST PHARMACEUTICAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$14,716,512	$15,943,896
Interest receivable	41,167	63,709
Prepaid expenses	585,185	524,081

Total current assets	15,342,864	16,531,686
Property and equipment, net	120,926	127,788
Deposits	25,448	20,448

Total assets	$15,489,238	$16,679,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$316,578	$219,866
Accrued expenses and other liabilities	121,503	83,419

Total current liabilities	438,081	303,285

Accrued expenses and other liabilities, non-current	51,053	53,880

Total liabilities	489,134	357,165

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized: none outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized 12,567,226 shares and 12,527,564 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	12,567	12,528
Additional paid-in capital	26,470,291	26,208,936
Deficit accumulated during the development stage	(11,482,754)	(9,898,707)

Total stockholders’ equity	15,000,104	16,322,757

Total liabilities and stockholders’ equity	$15,489,238	$16,679,922

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

			Cumulative Period
			from January 4,
			2002 (date of
			inception) to
	For the Three Months Ended March 31,		March 31,
	2008	2007	2008
Revenues	$—	$—	$—

Operating costs and expenses:
Research and development	1,084,359	812,520	7,229,440
General and administrative	639,673	684,626	5,479,431

Total operating costs and expenses	1,724,032	1,497,146	12,708,871

Loss from operations	(1,724,032)	(1,497,146)	(12,708,871)
Interest income	139,985	245,068	1,226,117

Loss before income taxes	(1,584,047)	(1,252,078)	(11,482,754)
Provision for income taxes	—	—	—

Net loss	$(1,584,047)	$(1,252,078)	$(11,482,754)

Net loss per share — basic and diluted	$(0.13)	$(0.10)

Weighted average shares outstanding — basic and diluted	12,552,944	12,518,809

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
For the three months ended March 31, 2008

				Deficit
				Accumulated
				During the
	Preferred	Common	Additional	Development
	Stock	Stock	Paid-in Capital	Stage	Total
Balance at December 31, 2007	$—	$12,528	$26,208,936	$(9,898,707)	$16,322,757
Issuance of stock options for services	—	—	152,676	—	152,676
Amortization of restricted shares for services	—	—	12,927	—	12,927
Issuance of restricted stock units, net of cancellations	—	39	95,752	—	95,791
Net loss	—	—	—	(1,584,047)	(1,584,047)

Balance at March 31, 2008	$—	$12,567	$26,470,291	$(11,482,754)	$15,000,104

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

			Cumulative Period
			from January 4,
			2002 (date of
	For the Three Months Ended		inception) through
	March 31,		March 31,
	2008	2007	2008
Operating Activities:
Net loss	$(1,584,047)	$(1,252,078)	$(11,482,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,207	2,090	30,635
Stock-based compensation	263,404	200,368	3,699,735
Change in assets and liabilities
Decrease (increase) in interest receivable	22,542	(443)	(41,167)
(Increase) in other prepaid expenses and deposits	(66,104)	(126,360)	(610,633)
(Decrease) increase in accounts payable	96,712	(135,607)	316,577
(Decrease) increase in accrued expenses and other liabilities	35,257	(53,619)	115,037

Net cash used in operating activities	(1,224,029)	(1,365,649)	(7,972,570)
Investing Activities:
Capital expenditures	(1,345)	(4,113)	(94,041)

Net cash used in investing activities	(1,345)	(4,113)	(94,041)
Financing Activities:
Proceeds from issuance of common stock	—	—	18,789,536
Proceeds from issuance of preferred stock	—	—	3,895,597
Payment of employee withholding tax related to RSUs	(2,010)	—	(2,010)

Net cash (used in) provided by financing activities	(2,010)	—	22,683,123

Net (decrease) increase in cash	(1,227,384)	(1,369,762)	14,616,512
Cash and cash equivalents at beginning of period	15,943,896	20,434,702	100,000

Cash and cash equivalents at end of period	$14,716,512	$19,064,940	$14,716,512

Supplemental disclosure of non-cash investing and financing activities:
Non-cash incentive received from lessor	$—	$—	$52,320

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1.	Organization and Description of Business.
     Catalyst Pharmaceutical Partners, Inc. (the “Company”) is a development-stage biopharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction and obsessive compulsive disorders. The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.
     The Company has incurred operating losses in each period from inception through March 31, 2008. The Company has been able to fund its cash needs to date through an initial funding from its founders, four subsequent private placements and an initial public offering (“IPO”) of its common stock.
Capital Resources
     At the present time, the Company estimates that it will require additional funding to complete the Phase III clinical trial that its management believes the Company will be required to complete before the Company is in a position to file a new drug application, or “NDA” for our initial product candidate, CPP-109. The Company will also require additional working capital to support its operations in periods after the middle of 2009.
     The Company expects to raise required additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may also seek to raise additional capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.
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

2. Basis of Presentation and Significant Accounting Policies. (continued)
In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or for the full 2008 fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	COMPREHENSIVE INCOME (LOSS). SFAS No. 130, “Reporting Comprehensive Income (Loss)”, requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net loss.

e.	EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as unvested restricted common stock and stock options. Due to the net loss for all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive.

Potentially dilutive common stock equivalents as of March 31, 2008 include (i) stock options to purchase up to 2,627,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,241 shares of restricted common stock that will vest over the next two years.

Potentially dilutive common stock equivalents as of March 31, 2007 include (i) stock options to purchase up to 2,458,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,000 shares of unvested restricted common stock.

f.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits periodically throughout the period.

g.	PREPAID EXPENSES. Prepaid expenses consist primarily of advances under research and development contracts, including advances to the Contract Research Organization (“CRO”) that is overseeing the Company’s U.S. Phase II cocaine and methamphetamine clinical trials. Such advances are recorded as expense as the related goods are received or the related services are performed.

h.	STOCK COMPENSATION PLANS. Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. In July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). See Note 8.

2.	Basis of Presentation and Significant Accounting Policies. (continued)
As of March 31, 2008, there were outstanding stock options to purchase 2,627,149 shares of common stock (including options to purchase 329,791 shares granted under the Plan), of which stock options to purchase 2,374,780 shares of common stock were exercisable as of March 31, 2008. Additionally, as of March 31, 2008 there were 55,484 shares of restricted common stock granted under the Plan, of which 40,243 were vested.

For the three month periods ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense as follows:

	2008	2007
Research and development	$174,556	$78,393
General and administrative	88,848	121,975

Total stock-based compensation	$263,404	$200,368

i.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases”. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations or financial condition. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective for the Company beginning January 1, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s results of operations or financial position.

2.	Basis of Presentation and Significant Accounting Policies. (continued)
In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is applied prospectively to new contracts entered into on or after December 15, 2007. The Company adopted EITF Issue 07-3 effective January 1, 2008. The adoption of EITF Issue 07-3 did not have a material impact on the Company’s results of operations or financial condition.
3.	Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2008	December 31, 2007
Advances to CRO	$226,599	$314,503
Prepaid clinical research fees	170,416	121,303
Prepaid insurance	150,697	82,162
Other	37,473	6,113

Total prepaid expenses	$585,185	$524,081

4.	Property and Equipment.

Property and equipment, net consists of the following:

	March 31, 2008	December 31, 2007
Computer equipment	$27,211	$25,866
Furniture and equipment	44,175	44,175
Leasehold improvements	80,176	80,176

	151,562	150,217
Less: Accumulated depreciation	(30,636)	(22,429)

Total property and equipment, net	$120,926	$127,788

     Depreciation expense was $8,207 and $2,090, respectively, for the three month periods ended March 31, 2008 and 2007.
5.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2008	December 31, 2007
Deferred rent and lease incentive	$9,966	$9,470
Accrued compensation and benefits	20,237	40,831
Accrued professional fees	77,500	10,000
Other	13,800	23,118

Current accrued expenses and other liabilities	121,503	83,419

Deferred rent and lease incentive- non-current	51,053	53,880

Non-current accrued expense and other liabilities	51,053	53,880

Total accrued expenses and other liabilities	$172,556	$137,299

6.	Commitments.
     The Company has contracted with a CRO, various drug manufacturers, and other vendors to assist in clinical trial work, analysis, and the filing of an NDA with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.
     The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (“Brookhaven”), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine and other addictions. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2021. The Company paid a fee to obtain the license in the amount of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of March 31, 2008 it had a contingent liability of approximately $166,000, related to this obligation. Of these costs, approximately $69,000 will become payable in six equal monthly installments at the time the Company submits a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.
     During November 2007, Brookhaven formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for patent related expenses as of that date was approximately $1,000,000. The Company believes that it is potentially only liable to Brookhaven for the approximately $166,000 described above, and it has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. The Company intends to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not filed yet an NDA for CPP-109, no amounts are accrued relating to this matter in the accompanying March 31, 2008 and December 31, 2007 condensed balance sheets.
7.	Income Taxes.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2003. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.
8.	Stock Compensation.
Stock Options
     The Company granted 59,000 and 84,000 common stock options to employees, officers, directors and consultants, generally at exercise prices equal to the market value of the stock at the date of grant, during the quarters ended March 31, 2008 and 2007, respectively. The Company recorded stock-based compensation related to stock options totaling $152,676 and $195,330, respectively, during the three months ended March 31, 2008 and 2007. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $3.23 and $2.73, respectively. The total fair value of vested stock options for the three months ended March 31, 2008 and 2007 was $160,941 and $129,753, respectively.

8.	Stock Compensation (continued)
     The calculated value of the employee stock options was determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2008	2007
Risk free interest rate	2.84 to 2.98%	4.57%
Expected term	4 to 5 years	4 to 5 years
Expected volatility	80%	100%
Expected dividend yield	—%	—%
Expected forfeiture rate	—%	—%
     As of March 31, 2008, there was approximately $649,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 1.10 years.
Restricted Stock Units
     During the quarters ended March 31, 2008 and 2007, the Company granted 30,000 and 15,000 restricted stock units, respectively. The Company recorded stock-based compensation related to restricted stock units totaling $110,728 and $5,038, respectively, during the three month periods ended March 31, 2008 and 2007. As of March 31, 2008, there was $43,152 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.05 years.
9.	Related Party Transactions.
     Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. During the three month periods ended March 31, 2008 and 2007, the Company paid approximately $112,000 and $13,000, respectively, in consulting fees to related parties.
10.	Reclassifications
     Certain prior period amounts in the condensed financial statements have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report and the information incorporated by reference into it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our product development efforts, including the anticipated timing of receipt of results from our clinical trials, our financing plans and trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by our forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials required for us to file a new drug application for CPP-109, our version of vigabatrin, our ability to complete such trials on a timely basis and within the budgets we establish for such trials, our ability to protect our intellectual property, whether others develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
     We are a development-stage biopharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction and obsessive compulsive disorders. Our initial product candidate is CPP-109.
     In November 2006, we completed an initial public offering in which we raised net proceeds of approximately $17.6 million. We are using these proceeds to complete clinical and non-clinical studies evaluating the use of CPP-109 to treat cocaine and methamphetamine addiction and to conduct proof-of-concept studies for other indications including alcohol and nicotine addiction and certain eating disorders.
     During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial in patients with cocaine addiction (see Recent Developments section below). We expect to commence a U.S. Phase II clinical trial evaluating CPP-109 as a treatment for methamphetamine addiction during the second quarter of 2008.
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

     We currently estimate that we will require additional funding to complete the Phase III clinical trial that we believe will be required before we are in a position to file an NDA, or new drug application, for CPP-109. We also expect to require additional funding to support our operations in periods after the middle of 2009. There can be no assurance that such funding will be available when required or on terms acceptable to us. See “Liquidity and Capital Resources” below.
Recent Developments
Status of U.S. Phase II clinical trial for cocaine addiction
     During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the Contract Research Organization (CRO) to oversee the trial on our behalf. We estimate that the cost of this trial will be approximately $6,000,000.
     The trial is expected to enroll 180 cocaine addicted patients at not less than 11 addiction treatment clinical centers in the United States. Patients will be treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use and craving. To be eligible to participate in this trial, participants must meet specific clinical standards for cocaine dependence, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants cannot meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies will be conducted on all trial participants before and after the trial to determine the extent of visual field defects that may occur as a result of the trial among such participants, if any. We began enrolling patients in our trial in January 2008 after the protocol for our trial was accepted by the U.S. Food and Drug Administration (“FDA”). Based on currently available information, we expect to have initial top-line results from this trial in the fourth quarter of 2008. However, the date we obtain the results from our study will ultimately depend on the timing of patient enrollment into our study, which cannot be predicted with absolute certainty. Additional information about our trial can be found at www.clinicaltrials.gov.
Status of U.S. Phase II clinical trial for methamphetamine addiction
     We expect to initiate a similar 180 patient randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction during the second quarter of 2008. We currently estimate that the cost of this trial will be approximately $5,900,000. Based on currently available information, we expect to have initial top-line results from this trial during the third quarter of 2009.
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
Contemplated pilot clinical trials
     We hope to initiate during 2008 a Phase II clinical trial evaluating CPP-109 for the treatment of binge eating disorder or BED. BED, which impacts a subset of the obese population, affects approximately four million people in the United States. Those afflicted with BED frequently eat large amounts of food while feeling a loss of control over their eating. Catalyst is very interested in BED for several reasons. First, we are advised that Brookhaven National Laboratories, our exclusive licensing partner, intends to publish in the near future positive results from a series of animal studies that they have conducted evaluating the use of vigabatrin to treat obesity. In addition, research conducted by scientists sponsored by the National Institute on Drug Abuse (NIDA) has shown that addiction and compulsive eating both involve impaired impulse control and distorted valuation of the rewards to be derived from a certain behavior—i.e., drug-taking or eating. Finally, the neurological overlap between addiction and eating disorders is one of the key factors that is driving us to undertake this trial.
     We are also contemplating and hope to launch during 2008 additional Phase II proof-of-concept trials evaluating the use of CPP-109 for the treatment of other addictions, including addictions to alcohol and nicotine.
Appointment of Dr. Frank Greenway to our Scientific Advisory Board
     We recently appointed Frank Greenway, M.D., Professor—Chief of Outpatient Clinic of the Pennington Biomedical Research Center in Baton Rouge, Louisiana to our Scientific Advisory Board. Dr Greenway is one of the world’s foremost experts in the areas of obesity treatment, including diets, herbal supplements, obesity surgery and obesity drug development. We currently expect that Dr. Greenway will be the principal investigator for our contemplated BED study.
Ongoing Discussions with strategic partners
     We continue to have discussions with potential strategic partners interested in working with us on the development of CPP-109. These discussions are very preliminary and may not result in relationships that we determine to pursue, and no agreements have been entered into to date with any potential strategic partners. However, we are pleased with the interest we have received to date. In that regard, we recently retained Andrew Forman as a business development and investor relations consultant. Mr. Forman has 11 years of Wall Street experience, having served as a specialty pharmaceutical analyst with W.R. Hambrecht & Co., Advest, Friedman Billings Ramsey and UBS Warburg/Dillon Read. He also spent nine years as a business development executive in the pharmaceutical industry with Cygnus and Dupont. Our consulting agreement with Mr. Forman is attached as Exhibit 10.1 to this Form 10-Q.
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
General and administrative expenses
     Our general and administrative expenses consist primarily of salaries, personnel expenses for accounting, corporate and administrative functions. Other costs include administrative facility costs, regulatory fees, and professional fees for legal, information technology, accounting and consulting services.
Stock-based compensation
     We recognize costs related to the issuance of stock-based awards to employees and consultants by using the estimated fair value of the award at the date of grant, in accordance with SFAS 123R, “Share-Based Payment” (“SFAS 123R”).
Income taxes
     We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2008 and December 31, 2007, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following the audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     The list below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, or GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our condensed financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures as required by GAAP.

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
Stock-based compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Our expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. For the three months ended March 31, 2008 and 2007, respectively, the assumptions used were an estimated annual volatility of 80% and 100%, average expected holding periods of four to five years, and risk-free interest rates ranging from 2.84% to 2.98% and 4.57%, respectively.
Results of Operations
     Revenues. We had no revenues for the three months periods ended March 31, 2008 and 2007.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2008 and 2007 were $1,084,359 and $812,520, respectively, including stock-based compensation expense in each of the three month periods of $174,556 and $78,393, respectively. Research and development expenses, in the aggregate, represented approximately 63% and 54% of total operating costs and expenses, respectively, for the three months ended March 31, 2008 and 2007. The stock-based compensation is non-cash and relates to the expense of stock options awards and restricted stock awards to our employees, officers, directors and scientific advisors. Our cash expenses for research and development for the three months ended March 31, 2008 grew significantly compared to amounts expended in the same period in 2007 as we paid for services related to the initiation of our Phase II clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction, paid for certain expenses in preparation for the initiation of our clinical trial evaluating CPP-109 for use in the treatment of methamphetamine addiction and paid for raw materials and finished products for use in our current and upcoming clinical trials. In addition, payroll expenses and benefits increased for the quarter ended March 31, 2008 as compared to the same period in 2007, as we expanded our research and development staff.
     We expect that research and development activities will continue to increase substantially now that we have initiated our U.S. Phase II cocaine clinical trial, are in the planning stages for the commencement of our contemplated U.S. Phase II methamphetamine clinical trial, and plan to expand our product development activities generally.
     Selling and Marketing Expenses. We had no selling and marketing expenses during the three months ended March 31, 2008 and 2007. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.

     General and Administrative Expenses. General and administrative expenses were $639,673 and $684,626, respectively, for the three months ended March 31, 2008 and 2007. These expenses include $88,848 and $121,975, respectively, in stock-based compensation expense relating to the vesting of stock options and restricted stock grants. General and administrative expenses represented 37% and 46%, respectively, of total operating costs and expenses, for the three months ended March 31, 2008 and 2007. The decrease of $44,953 in general and administrative expenses for the three months ended March 31, 2008 when compared to the same period in 2007 is due primarily to decreases in stock-based compensation expense, franchise taxes and professional fees offset by increases in payroll expenses and benefits, rent and depreciation, as we expanded our administrative staff and facilities. General and administrative expenses include among other expenses, office expenses, legal and accounting fees and travel expenses for our employees, consultants, directors and members of our Scientific Advisory Board. We expect general and administrative efforts to increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials and otherwise expend funds to continue to develop our business as described herein and in our Annual Report on Form 10-K for 2007.
     Stock-Based Compensation. Total stock based compensation for the three months ended March 31 2008 and 2007 was $263,404 and $200,368, respectively. As of March 31, 2008, we had outstanding stock options to purchase 2,627,149 shares of our common stock, of which options to purchase 2,374,780 shares were vested and options to purchase 252,369 shares were unvested. We also have granted 55,484 shares of restricted common stock as of March 31, 2008, of which 40,243 of these shares were vested at that date.
     Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements and IPO. The decrease in interest income in the three month period ended March 31, 2008 when compared to the same period in 2007 is due to lower interest rates and lower investment amounts as we use the proceeds from our IPO to fund our operations. All such funds were invested in money market funds, short term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.
     Income taxes. We have incurred net operating losses since inception. For the three month periods ended March 31, 2008 and 2007, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the net proceeds of private placements of our equity securities and through our IPO. At March 31, 2008, we had cash and cash equivalents of $14.7 million and working capital of $14.9 million. At December 31, 2007 we had cash and cash equivalents of $15.9 million and working capital of $16.2 million. At March 31, 2008, the Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits periodically throughout the quarter.
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
     We expect to raise any required additional funds through public or private equity offerings, corporate collaborations or other means. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.
Cash Flows
     Net cash used in operations was $1,224,029 and $1,365,649, respectively, for the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2008, net cash used in operating activities was primarily attributable to our net loss of $1,584,047 and an increase in prepaid expenses and deposits of $66,104. This was offset in part by $271,611 of non-cash expenses, a decrease of $22,542 in accrued interest, and increases of $96,712 in accounts payable and $35,257 in accrued expenses and other liabilities. Non-cash expenses include depreciation and stock-based non-cash compensation expense. During the three months ended March 31, 2007, net cash used in operating activities was primarily attributable to our net loss of $1,252,078, an increase of $126,360 in prepaid expenses and deposits, and decreases of $135,607 in accounts payable and $53,619 in accrued expenses and other liabilities, offset in part by $202,458 of non-cash expenses.
     Net cash used in investing activities was $1,345 and $4,113, respectively, for the three months ended March 31, 2008 and 2007. Such funds were used primarily for purchases of computer equipment and furniture.
     Net cash used in financing activities for the three months ended March 31, 2008 was $2,010. Such funds were used for the payment of employee withholding tax related to vesting of restricted stock units. No cash was provided by (used in) financing activities for the three months ended March 31, 2007.

Contractual Obligations
     We have entered into the following contractual arrangements:
•	Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such potential obligation is approximately $166,000 at March 31, 2008 and December 31, 2007. See “Dispute with Brookhaven” below.

•	Payments to our contract manufacturer. We estimate that we will pay our contract manufacturer approximately $1,050,000, with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At March 31, 2008, we had paid approximately $696,000 of this amount.

•	Payments to our CRO. We estimate that we will pay our CRO approximately $5,376,000 and $4,915,000, respectively, for our U.S. Phase II cocaine trial and U.S. Phase II methamphetamine trial, with payments to be based on the achievement of milestones relating to the agreed upon service agreement. At March 31, 2008, we had paid approximately $1,194,000 and $315,000 of these amounts, respectively. Of these payments, approximately $227,000 had been advanced to the CRO for future expenses and as such, have been included in prepaid expenses in the accompanying condensed balance sheet at March 31, 2008.

•	Payments for laboratories and other trial related tests. We estimate that we will pay approximately $601,000, in connection with laboratories and other tests related to our U.S. Phase II cocaine clinical trial. At March 31, 2008, we had paid approximately $170,000 of this amount, $92,918 of which have been advanced upon signing of the contracts and as such have been included in prepaid expenses in the accompanying condensed balance sheet at March 31, 2008. In addition, we estimate we will pay approximately $274,000 in connection with laboratories related to our U.S. Phase II methamphetamine trial. At March 31, 2008, we have paid approximately $55,000 of this amount, $29,856 of which have been advanced upon signing of the contracts and as such have been included in prepaid expenses in the accompanying condensed balance sheet at March 31, 2008.

•	Employment agreements. We have entered into employments agreements with two of our executive officers that require us to make aggregate base salary payments of $515,000 per annum.

•	Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $6,000 per month.
Dispute with Brookhaven
     During November 2007, Brookhaven formally advised us that they believe that the amount potentially due for patent related expenses as of that date was approximately $1,000,000. We believe that we are potentially only liable to Brookhaven for the approximately $166,000 described above, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. We intend to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not filed an NDA for CPP-109, no amounts are accrued relating to this matter in the accompanying March 31, 2008 and December 31, 2007 balance sheets.

Off-Balance Sheet Arrangements
     We currently have no debt. Capital lease obligations as of March 31, 2008 and December 31, 2007 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases”. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our financial statements. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is applied prospectively to new contracts entered into on or after December 15, 2007. We adopted EITF Issue 07-3 effective January 1, 2008. The adoption of EITF Issue 07-3 did not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this section.
ITEM 4. CONTROLS AND PROCEDURES
a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is not a party to any legal proceedings.
ITEM 1A. RISK FACTORS
     There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2007, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

10.1	Consulting Agreement between the Company and Andrew Forman, dated April 30, 2008

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceutical Partners, Inc.
By:	/s/ Jack Weinstein
Jack Weinstein
Chief Financial Officer

Date: May 15, 2008

Exhibit Index

Exhibit
Number	Description
10.1	Consulting Agreement between the Company and Andrew Forman, dated April 30, 2008

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002