Form 10-Q
period 2008-06-30
Catalyst Pharmaceutical Partners, Inc.
filed 2008-08-14
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Registrant’s telephone number, including area code: (305) 529-2522
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,572,053 shares of common stock, $0.001 par value per share, were outstanding as of August 8, 2008.

CATALYST PHARMACEUTICAL PARTNERS, INC.

Item 1. CONDENSED FINANCIAL STATEMENTS
CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$13,084,108	$15,943,896
Interest receivable	24,167	63,709
Prepaid expenses	288,318	524,081

Total current assets	13,396,593	16,531,686
Property and equipment, net	112,694	127,788
Deposits	25,448	20,448

Total assets	$13,534,735	$16,679,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$181,276	$219,866
Accrued expenses and other liabilities	558,867	83,419

Total current liabilities	740,143	303,285

Accrued expenses and other liabilities, non-current	48,720	53,880

Total liabilities	788,863	357,165

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized: none outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized 12,567,226 shares and 12,527,564 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	12,567	12,528
Additional paid-in capital	26,593,499	26,208,936
Deficit accumulated during the development stage	(13,860,194)	(9,898,707)

Total stockholders’ equity	12,745,872	16,322,757

Total liabilities and stockholders’ equity	$13,534,735	$16,679,922

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

					Cumulative
					Period from
					January 4, 2002
	For the Three Months Ended		For the Six Months Ended		(date of inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
Revenues	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	1,902,144	1,002,780	2,986,503	1,815,300	9,131,584
General and administrative	561,533	434,208	1,201,206	1,118,834	6,040,964

Total operating costs and expenses	2,463,677	1,436,988	4,187,709	2,934,134	15,172,548

Loss from operations	(2,463,677)	(1,436,988)	(4,187,709)	(2,934,134)	(15,172,548)
Interest income	86,237	228,858	226,222	473,926	1,312,354

Loss before income taxes	(2,377,440)	(1,208,130)	(3,961,487)	(2,460,208)	(13,860,194)
Provision for income taxes	—	—	—	—	—

Net loss	$(2,377,440)	$(1,208,130)	$(3,961,487)	$(2,460,208)	$(13,860,194)

Loss per share — basic and diluted	$(0.19)	$(0.10)	$(0.32)	$(0.20)

Weighted average shares outstanding — basic and diluted	12,567,226	12,527,564	12,560,085	12,523,210

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
For the six months ended June 30, 2008

				Deficit
				Accumulated
				During the
	Preferred	Common	Additional	Development
	Stock	Stock	Paid-in Capital	Stage	Total
Balance at December 31, 2007	$—	$12,528	$26,208,936	$(9,898,707)	$16,322,757
Issuance of stock options for services	—	—	262,956	—	262,956
Amortization of restricted shares for services	—	—	25,855	—	25,855
Issuance of restricted stock units, net of cancellations	—	39	95,752	—	95,791
Net loss	—	—	—	(3,961,487)	(3,961,487)

Balance at June 30, 2008	$—	$12,567	$26,593,499	$(13,860,194)	$12,745,872

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

			Cumulative Period
			from January 4,
			2002 (date of
	For the Six Months Ended		inception) through
	June 30,		June 30,
	2008	2007	2008
Operating Activities:
Net loss	$(3,961,487)	$(2,460,208)	$(13,860,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,440	4,670	38,868
Stock-based compensation	386,612	382,601	3,822,943
Change in assets and liabilities
Decrease (increase) in interest receivable	39,542	7,270	(24,167)
Decrease (increase) in other prepaid expenses and deposits	247,757	(439,721)	(296,772)
(Decrease) increase in accounts payable	(38,589)	(301,689)	181,276
Increase in accrued expenses and other liabilities	470,286	6,613	550,066

Net cash used in operating activities	(2,839,439)	(2,800,464)	(9,587,980)
Investing Activities:
Capital expenditures	(1,345)	(34,068)	(94,041)

Net cash used in investing activities	(1,345)	(34,068)	(94,041)
Financing Activities:
Proceeds from issuance of common stock	—	—	18,789,536
Payment of shelf registration costs	(16,994)	—	(16,994)
Proceeds from issuance of preferred stock	—	—	3,895,597
Payment of employee withholding tax related to RSUs	(2,010)	—	(2,010)

Net cash (used in) provided by financing activities	(19,004)	—	22,666,129

Net (decrease) increase in cash	(2,859,788)	(2,834,532)	12,984,108
Cash and cash equivalents at beginning of period	15,943,896	20,434,702	100,000

Cash and cash equivalents at end of period	$13,084,108	$17,600,170	$13,084,108

Supplemental disclosure of non-cash operating activity:
Non-cash incentive received from lessor	$—	$—	$52,320

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
     The Company has incurred operating losses in each period from inception through June 30, 2008. The Company has been able to fund its cash needs to date through an initial funding from its founders, four subsequent private placements and an initial public offering (“IPO”) of its common stock.
Capital Resources
     At the present time, the Company estimates that it will require additional funding to complete the Phase III clinical trial that its management believes the Company will be required to complete before the Company is in a position to file a new drug application, or “NDA,” for its initial product candidate, CPP-109. The Company will also require additional working capital to support its operations in periods after the second quarter of 2009. To that end, in June 2008 the Company filed a shelf registration statement on Form S-3 in order to be able to sell up to $30,000,000 of its authorized but unissued common stock in various offerings. See Note 8.
     The Company expects to raise required additional funds through public or private equity offerings (which may involve the use of the shelf registration statement described above), debt financings, corporate collaborations or other means. The Company may also seek to raise additional capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.
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
In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or for the full 2008 fiscal year.

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

Potentially dilutive common stock equivalents as of June 30, 2008 include (i) stock options to purchase up to 2,667,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,241 shares of restricted common stock that will vest over the next two years.

Potentially dilutive common stock equivalents as of June 30, 2007 include (i) stock options to purchase up to 2,568,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,000 shares of restricted common stock, none of which were vested.

f.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits periodically throughout the period.

g.	PREPAID EXPENSES. Prepaid expenses consist primarily of advances under research and development contracts, including advances to the Contract Research Organization (“CRO”) that is overseeing the Company’s U.S. Phase II cocaine and methamphetamine clinical trials. Such advances are recorded as expense as the related goods are received or the related services are performed.

h.	STOCK COMPENSATION PLANS. Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. In July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). See Note 9.

2.	Basis of Presentation and Significant Accounting Policies. (continued)
As of June 30, 2008, there were outstanding stock options to purchase 2,667,149 shares of common stock (including options to purchase 369,791 shares granted under the Plan), of which stock options to purchase 2,374,780 shares of common stock were exercisable as of June 30, 2008. Additionally, as of June 30, 2008 there were 55,484 shares of restricted common stock granted under the Plan, of which 40,243 were vested.

For the three and six month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense as follows:

	For the three months		For the six months ended
	ended June 30,		June 30,
	2008	2007	2008	2007
Research and development	$99,532	$161,320	$274,088	$239,713
General and administrative	23,676	20,913	112,524	142,888

Total stock-based compensation	$123,208	$182,233	$386,612	$382,601

i.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which scopes out leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations or financial condition. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on its financial statements.
3.	Prepaid Expenses.

Prepaid expenses consist of the following:

	June 30, 2008	December 31, 2007
Advances to CRO	$—	$314,503
Prepaid clinical research fees	119,483	121,303
Prepaid insurance	105,611	82,162
Other	63,224	6,113

Total prepaid expenses	$288,318	$524,081

4.	Property and Equipment.

Property and equipment, net consists of the following:

	June 30, 2008	December 31, 2007
Computer equipment	$27,211	$25,866
Furniture and equipment	44,175	44,175
Leasehold improvements	80,176	80,176

	151,562	150,217
Less: Accumulated depreciation	(38,868)	(22,429)

Total property and equipment, net	$112,694	$127,788

     Depreciation expense was $8,233 and $16,440, and $2,580 and $4,670, respectively, for the three and six month periods ended June 30, 2008 and 2007.

5.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	June 30, 2008	December 31, 2007
Deferred rent and lease incentive	$9,966	$9,470
Accrued compensation and benefits	76,139	40,831
Accrued professional fees	160,500	10,000
Accrued clinical trial expense	292,503	—
Other	19,759	23,118

Current accrued expenses and other liabilities	558,867	83,419

Deferred rent and lease incentive- non-current	48,720	53,880

Non-current accrued expense and other liabilities	48,720	53,880

Total accrued expenses and other liabilities	$607,587	$137,299

6.	Commitments.
     The Company has contracted with a CRO, various drug manufacturers, and other vendors to assist in the execution of the Company’s clinical trials, analysis, and the preparation of material necessary for the filing of an NDA with the U.S. Food and Drug Administration (“FDA”). The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any costs incurred through the date of termination.
     The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (“Brookhaven”), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine and other addictions. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2021. The Company paid a fee to obtain the license in the amount of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of the approval of an NDA for CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of June 30, 2008 it had a contingent liability of approximately $166,000, related to this obligation. Of these costs, approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the FDA, and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.
     During November 2007, Brookhaven formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for patent related expenses as of that date was approximately $1,000,000. The Company believes that it is potentially only liable to Brookhaven for the approximately $166,000 described above, and it has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. The Company intends to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not filed yet an NDA for CPP-109, no amounts are accrued relating to this matter in the accompanying June 30, 2008 and December 31, 2007 condensed balance sheets.

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
8.	Stockholders’ Equity.
     On June 2, 2008, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. Under this registration statement, the Company may sell shares of common stock periodically to provide additional funds for its operations. The number of shares that the Company can sell and the amount of the gross proceeds that the Company can raise are limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules.
     In addition, on June 2, 2008 the Company filed two registration statements on Form S-8 to register: (i) shares of restricted common stock and shares of common stock underlying stock options issued under its 2006 Stock Incentive Plan, and (ii) shares of common stock underlying the stock options granted by the Company prior to its initial public offering.
9.	Stock Compensation.
Stock Options
     During the three and six months periods ended June 30, 2008, respectively, the Company granted 40,000 and 99,000 common stock options to employees, officers, directors and consultants, generally at exercise prices equal to the market value of the stock at the date of grant, with a weighted-average grant date fair value of $2.35 and $2.87, respectively. During the three and six months ended June 30, 2007, respectively, the Company granted 110,000 and 194,000 common stock options, with a weighted-average grant date fair value of $2.59 and $2.65, respectively. The Company recorded stock-based compensation related to stock options totaling $110,280 and $177,195 and $262,956 and $372,525, respectively, during the three months and six months ended June 30, 2008 and 2007. The total fair value of vested stock options during the three and six months ended June 30, 2008 and 2007 was $85,322 and $85,322 and $246,263 and $215,075, respectively.
     The calculated value of the employee stock options was determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.11%	4.57%	2.84 to 3.11%	4.57%
Expected term	4 to 5 years	4 to 5 years	4 to 5 years	4 to 5 years
Expected volatility	80%	100%	80%	100%
Expected dividend yield	—%	—%	—%	—%
Expected forfeiture rate	—%	—%	—%	—%
     As of June 30, 2008, there was approximately $627,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 0.89 years.

9.	Stock Compensation. (continued)
Restricted Stock Units
     No restricted stock units were granted during the three months ended June 30, 2008 and 2007. During the six months ended June 30, 2008 and 2007, the Company granted 30,000 and 15,000 restricted stock units, respectively. The Company recorded stock-based compensation related to restricted stock units totaling $12,928 and $5,038 and $123,656 and $10,076, respectively, during the three and six month periods ended June 30, 2008 and 2007. As of June 30, 2008, there was $30,224 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.50 years.
10.	Related Party Transactions.
     Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. During the three and six month periods ended June 30, 2008 and 2007, the Company paid approximately $14,000 and $14,000, and $126,000 and $27,000, respectively, in consulting fees to related parties.
11.	Reclassifications.
     Certain prior period amounts in the condensed financial statements have been reclassified to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our product development efforts, including the anticipated timing of receipt of results from our clinical trials, our financing plans and trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by our forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials required for us to file a new drug application, or NDA, for CPP-109, our version of vigabatrin, our ability to complete such trials on a timely basis and within the budgets we establish for such trials, our ability to protect our intellectual property, whether others develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
     We are a development-stage biopharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction and obsessive compulsive disorders. Our initial product candidate is CPP-109.
     In November 2006, we completed an initial public offering in which we raised net proceeds of approximately $17.6 million. We are using these proceeds to complete clinical and non-clinical studies evaluating the use of CPP-109 to treat cocaine and methamphetamine addiction and where feasible to conduct proof-of-concept studies for other indications, such as alcohol and nicotine addiction and certain eating disorders.
     During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial in patients with cocaine addiction. During June 2008, we initiated a similar U.S. Phase II clinical trial evaluating CPP-109 as a treatment for methamphetamine addiction (see Recent Developments section below).
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

     We currently estimate that we will require additional funding to complete the Phase III clinical trial that we believe will be required before we are in a position to file an NDA for CPP-109. We also expect to require additional funding to support our operations in periods after the second quarter of 2009. There can be no assurance that such funding will be available when required or on terms acceptable to us. See “Liquidity and Capital Resources” below.
Recent Developments
Status of U.S. Phase II clinical trial for cocaine addiction
     During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the Contract Research Organization (CRO) to oversee the trial on our behalf. We currently estimate that the cost of this trial will be approximately $6,100,000.
     The trial is expected to enroll 180 cocaine addicted patients at not less than 11 addiction treatment clinical centers in the United States. Patients will be treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use and craving. To be eligible to participate in this trial, participants must meet specific clinical standards for cocaine dependence, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants cannot meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies will be conducted on all trial participants before and after the trial to determine the extent of visual field defects that may occur as a result of the trial among such participants, if any. We began enrolling patients in our trial in January 2008 after the protocol for our trial was accepted by the U.S. Food and Drug Administration (“FDA”). Based on currently available information, we expect to have initial top-line results from this trial in the first quarter of 2009. However, the date we obtain the results from our study will ultimately depend on the timing of patient enrollment into our study, which cannot be predicted with absolute certainty. Additional information about our cocaine trial can be found at www.clinicaltrials.gov.
Status of U.S. Phase II clinical trial for methamphetamine addiction
     During June 2008, we initiated a similar randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction. We have retained Health Decisions, Inc. as the CRO to oversee the trial on our behalf. We currently estimate that the cost of this trial will be approximately $7,300,000.
     The trial is expected to enroll 180 methamphetamine addicted patients at 15 addiction treatment clinical centers in the United States. Patients will be treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be methamphetamine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of methamphetamine use and craving. To be eligible to participate in this trial, participants must meet specific clinical standards for methamphetamine dependence, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants cannot meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies will be conducted on all trial participants before and after the trial to determine the extent of visual field defects that may occur as a result of the trial among such participants, if any. Based on currently available information, we expect to have initial top-line results from this trial during the third quarter of 2009. However, the date we obtain the results from our study will ultimately depend on the timing of patient enrollment into our study, which cannot be predicted with absolute certainty. Additional information about our methamphetamine trial can be found at www.clinicaltrials.gov.

Contemplated pilot clinical trials
     We are seeking to conduct a Phase II clinical trial evaluating CPP-109 for the treatment of Binge Eating Disorder. Binge eating disorder, or BED, which impacts a subset of the obese population, affects approximately four million people in the United States. Those afflicted with binge eating disorder frequently eat large amounts of food while feeling a loss of control over their eating. Catalyst is very interested in BED for several reasons. First, we are advised that Brookhaven National Laboratories, our exclusive licensing partner, intends to publish in the near future positive results from a series of animal studies that they have conducted evaluating the use of vigabatrin to treat obesity. In addition, research conducted by scientists sponsored by the National Institute on Drug Abuse (NIDA) has shown that addiction and compulsive eating both involve impaired impulse control and distorted valuation of the rewards to be derived from a certain behavior—i.e., drug-taking or eating. Studies have indicated that there is a neurological overlap between addiction and eating disorders.
     We are also hoping to conduct, subject to the availability of funds, additional pilot studies evaluating the use of CPP-109 for the treatment of other addictions, which may include addictions to alcohol and nicotine.
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
     Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and the CRO overseeing our clinical trials. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional research and development expenses in future periods. Clinical trial activities require significant up front expenditures. We anticipate paying significant portions of a trial’s cost before it begins, and incurring additional expenditures as the trial progresses and reaches certain milestones.

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
Income taxes
     We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of June 30, 2008 and December 31, 2007, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following the audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48, and none have been identified subsequent to our implementation of FIN 48.
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

Pre-clinical study and clinical trial expenses
     Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are based on actual and estimated costs of the services received and efforts expended pursuant to contracts with multiple research institutions and the CRO that oversees our clinical trials. The financial terms of these agreements are subject to negotiation and will vary from contract to contract and may result in uneven payment flows. Generally, these agreements will set forth the scope of the work to be performed at a fixed fee or unit price. Payments under these contracts will depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would be required to modify our estimates accordingly on a prospective basis.
Stock-based compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, "Share-Based Payment”. We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Our expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. For the three and six months ended June 30, 2008 and 2007, respectively, the assumptions used were an estimated annual volatility of 80% and 100% and 80% and 100%, average expected holding periods of four to five years, and risk-free interest rates of 3.11% and 4.57%, and 2.84% to 3.11% and 4.57%, respectively.
Results of Operations
     Revenues. We had no revenues for the three and six month periods ended June 30, 2008 and 2007.
     Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2008 and 2007 were $1,902,144 and $1,002,780 and $2,986,503 and $1,815,300, respectively, including stock-based compensation expense in each of the three and six month periods of $99,532 and $161,320, and $274,088 and $239,713, respectively. Research and development expenses, in the aggregate, represented approximately 77% and 70% and 71% and 62% of total operating costs and expenses, respectively, for the three and six months ended June 30, 2008 and 2007. The stock-based compensation is non-cash and relates to the expense of stock options awards and restricted stock awards to our employees, officers and scientific advisors. Our expenses for research and development for the three and six months ended June 30, 2008 grew significantly compared to amounts expended in the same periods in 2007 as we incurred expenses for services related to the initiation of our Phase II clinical trials evaluating CPP-109 for use in the treatment of cocaine addiction and methamphetamine addiction and incurred expenses for raw materials and finished products for use in our current clinical trials. In addition, payroll expenses and benefits increased for the three and six months ended June 30, 2008 as compared to the same periods in 2007, as we expanded our research and development staff.
     We expect that research and development activities will continue to increase substantially now that we have initiated our U.S. Phase II cocaine and methamphetamine clinical trials, and plan to expand our product development activities generally.
     Selling and Marketing Expenses. We had no selling and marketing expenses during the three and six months ended June 30, 2008 and 2007. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.

     General and Administrative Expenses. General and administrative expenses were $561,533 and $434,208, and $1,201,206 and $1,118,834 respectively, for the three and six months ended June 30, 2008 and 2007. These expenses include $23,676 and $20,913 and $112,524 and $142,888, respectively, in stock-based compensation expense relating to the vesting of stock options and restricted stock grants. General and administrative expenses represented 23% and 30% and 29% and 34%, respectively, of total operating costs and expenses, for the three and six months ended June 30, 2008 and 2007. The increase of $82,372 in general and administrative expenses for the six months ended June 30, 2008 when compared to the same period in 2007 is due primarily to increases in payroll expenses and benefits, professional fees, rent and depreciation, as we expanded our administrative staff and facilities, offset by a decrease in franchise taxes. The increase of $127,325 for the three months ended June 30, 2008 from the same period in 2007 is primarily due to increases in payroll expenses and benefits, professional fees, rent and depreciation, as we expanded our administrative staff and facilities, offset by a decrease in stock-based compensation and franchise taxes. General and administrative expenses include among other expenses, office expenses, legal and accounting fees and travel expenses for our employees, consultants, directors and members of our Scientific Advisory Board. We expect general and administrative efforts to increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials and otherwise expend funds to continue to develop our business as described herein and in our Annual Report on Form 10-K for 2007.
     Stock-Based Compensation. Total stock based compensation for the three and six months ended June 30 2008 and 2007 was $123,208 and $182,233 and $386,612 and $382,601, respectively. As of June 30, 2008, we had outstanding stock options to purchase 2,667,149 shares of our common stock, of which options to purchase 2,374,780 shares were vested and options to purchase 292,369 shares were unvested. We also have granted 55,484 shares of restricted common stock as of June 30, 2008, of which 40,243 had vested at that date.
     Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements and IPO. The decrease in interest income in the three and six month period ended June 30, 2008 when compared to the same periods in 2007 is due to lower interest rates and lower investment amounts as we use the proceeds from our IPO to fund our operations. All such funds were invested in bank savings accounts, money market funds, short term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.
     Income taxes. We have incurred net operating losses since inception. For the three and six month periods ended June 30, 2008 and 2007, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the net proceeds of private placements of our equity securities and through our IPO. At June 30, 2008, we had cash and cash equivalents of $13.1 million and working capital of $12.7 million. At December 31, 2007 we had cash and cash equivalents of $15.9 million and working capital of $16.2 million. At June 30, 2008, the Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits periodically throughout the quarter.
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
     We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our projected operating requirements through the second quarter of 2009.

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
     At the present time, we estimate that we will require additional funding to complete the Phase III clinical trial that we believe we will be required to complete before we are in a position to file an NDA for CPP-109. We will also require additional working capital to support our operations in periods after the second quarter of 2009.
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
     On June 2, 2008, we filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. Under this shelf registration statement, shares may be sold periodically to provide additional funds for our operations. The number of shares we can sell and the amount of proceeds we can raise from the sale of such shares are limited to 20% of the number of shares of outstanding common stock and 33% of our public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules. There can be no assurance that we will be able to successfully sell shares under our shelf registration statement.
Cash Flows
     Net cash used in operations was $2,839,439 and $2,800,464, respectively, for the six months ended June 30, 2008 and 2007. During the six months ended June 30, 2008, net cash used in operating activities was primarily attributable to our net loss of $3,961,487, and decreases in prepaid expenses and deposits of $247,757 and in accounts payable of $38,589. This was offset in part by $403,052 of non-cash expenses, a decrease of $39,542 in interest receivable, and an increase of $470,286 in accrued expenses and other liabilities. Non-cash expenses include depreciation and stock-based non-cash compensation expense. During the six months ended June 30, 2007, net cash used in operating activities was primarily attributable to our net loss of $2,460,208, an increase in prepaid expenses and deposits of $439,721 and a decrease of $301,689 in accounts payable. This was offset in part by $387,271 of non-cash expenses, a decrease of $7,270 in interest receivable and an increase of $6,613 in accrued expenses.

     Net cash used in investing activities was $1,345 and $34,068, respectively, for the six months ended June 30, 2008 and 2007. Such funds were used primarily for purchases of computer equipment and furniture.
     Net cash used in financing activities for the six months ended June 30, 2008 was $19,004. Of these funds, $16,994 were used for the payment of shelf registration costs and $2,010 for the payment of employee withholding tax related to vesting of restricted stock units. No cash was provided by (used in) financing activities for the six months ended June 30, 2007.
Contractual Obligations
     We have entered into the following contractual arrangements:
•	Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such potential obligation is approximately $166,000 at June 30, 2008 and December 31, 2007. See “Dispute with Brookhaven” below.

•	Payments to our contract manufacturer. We estimate that we will pay our contract manufacturer approximately $1,092,000, with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At June 30, 2008, we had paid approximately $893,000 of this amount.

•	Payments to our CRO. We estimate that we will pay our CRO approximately $5,376,000 and $6,466,000, respectively, for our U.S. Phase II cocaine trial and U.S. Phase II methamphetamine trial, with payments to be based on the achievement of milestones relating to the agreed-upon service agreements. This includes estimated payments to be made to sites conducting these clinical trials on our behalf. At June 30, 2008, we had paid approximately $1,613,000 and $486,000 of these amounts, respectively.

•	Payments for laboratories and other trial related tests. We estimate that we will pay approximately $627,000, in connection with laboratories and other tests related to our U.S. Phase II cocaine clinical trial. At June 30, 2008, we had paid approximately $229,000 of this amount, $61,000 of which have been advanced upon signing of the contracts and as such have been included in prepaid expenses in the accompanying condensed balance sheet at June 30, 2008. In addition, we estimate we will pay approximately $662,000 in connection with laboratories related to our U.S. Phase II methamphetamine trial. At June 30, 2008, we have paid approximately $138,000 of this amount, $58,000 of which have been advanced upon signing of the contracts and as such have been included in prepaid expenses in the accompanying condensed balance sheet at June 30, 2008.

•	Employment agreements. We have entered into employments agreements with two of our executive officers that require us to make aggregate base salary payments of $515,000 per annum.

•	Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $6,000 per month.
Dispute with Brookhaven
     During November 2007, Brookhaven formally advised us that they believe that the amount potentially due for patent related expenses as of that date was approximately $1,000,000. We believe that we are potentially only liable to Brookhaven for the approximately $166,000 described above, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. We intend to consult with Brookhaven in an effort to resolve this dispute. However, there can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not filed an NDA for CPP-109, no amounts are accrued relating to this matter in the accompanying June 30, 2008 and December 31, 2007 balance sheets.

Off-Balance Sheet Arrangements
     We currently have no debt. Capital lease obligations as of June 30, 2008 and December 31, 2007 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases.” In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our financial statements. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this section.
ITEM 4T. CONTROLS AND PROCEDURES
a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any legal proceedings.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     At our Annual Meeting of Stockholders held on June 18, 2008, our stockholders elected six directors (P. McEnany, P. Coelho, H. Huckel, C. O’Keeffe, D. Tierney and M. Wallace) to serve a term of one year or until their successors are elected and qualified, or until their earlier death, resignation or removal. The security holders elected all nominated Directors with votes cast as follows: Mr. McEnany: 9,823,498 shares for and 108,917 shares withheld; Mr. Coelho: 9,827,698 shares for and 104,717 shares withheld; Dr. Huckel: 9,872,098 shares for and 60,317 shares withheld; Mr. O’Keeffe: 9,823,498 shares for and 108,917 shares withheld; Dr. Tierney: 9,872,098 shares for and 60,317 shares withheld; and Mr. Wallace: 9,873,098 shares for and 59,317 shares withheld. There were no abstentions or broker non-votes applicable to the election of Directors.
ITEM 5. OTHER INFORMATION
     None.
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
Jack Weinstein
Chief Financial Officer

Date: August 14, 2008

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