Form 10-K
period 2008-12-31
Catalyst Pharmaceutical Partners, Inc.
filed 2009-03-26
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33057

CATALYST PHARMACEUTICAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State of jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle, Suite 1370 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 529-2522

Securities Registered Pursuant to Section 12(b) of the Act.

Common Stock, par value $0.001 per share	Nasdaq Global Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act.: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

As of June 30, 2008, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting, and non-voting common equity held by non-affiliates was $25,273,273.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,165,385 shares of common stock, $0.001 par value per share, were outstanding as of March 20, 2009.

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders. The proxy statement with respect to the 2009 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008.

CATALYST PHARMACEUTICAL PARTNERS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

PART I

You are urged to read this Annual Report on Form 10-K (“Form 10-K”) in its entirety. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the projected results discussed in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below and in Item 1A, “Risk Factors.” “We,” “our,” “ours,” “us,” or “the Company” when used herein, refers to Catalyst Pharmaceutical Partners, Inc., a Delaware corporation.

Forward-Looking Statements

Certain statements made in this Form 10-K and the information incorporated into this Form 10-K by reference contain “forward-looking statements,” including statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “proposes,” “plans,” “expects,” “intends,” “may” and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Form 10-K are based on current expectations that involve numerous risks and uncertainties, including but not limited to the following:

•

our ability to successfully complete the non-clinical and clinical trials required for us to file a new drug application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our product candidate CPP-109 for use in the treatment of cocaine addiction;

•	our ability to complete such trials on a timely basis and within the budgets we establish for such trials;

•	our ability to protect our intellectual property;

•	whether others develop and commercialize products competitive to our products;

•	changes in the regulations affecting our business;

•	our ability to attract and retain skilled employees;

•	our having sufficient financial resources to complete the clinical and non-clinical trials required to file and obtain approval of an NDA for CPP-109 and for working capital in our business; and

•	changes in general economic conditions and interest rates.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of prescription drugs for the treatment of addiction and obsessive-compulsive disorders. Our initial product candidate is CPP-109, which is our version of the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin. We are currently conducting two clinical trials of CPP-109, one evaluating its use in the treatment of cocaine addiction, and a second evaluating its use in the treatment of methamphetamine addiction. We also believe that CPP-109 has the potential to treat other addictions, including addictions to nicotine, prescription pain medications, alcohol, and marijuana, as well as obsessive-compulsive disorders such as obesity and compulsive gambling. We intend to develop CPP-109 to treat other forms of addiction, such as those described above, subject to the availability of funding for such purposes.

In 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the Contract Research Organization (CRO) to oversee this trial on our behalf. We estimate that the cost of this trial will be approximately $7,708,000, of which approximately $6,083,000 has been incurred through December 31, 2008. We have completed enrollment for this trial, having enrolled 186 cocaine addicted patients at 11 addiction treatment clinical centers in the United States. Patients are being treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use and craving. To be eligible to participate in this trial, participants had to meet specific clinical standards for cocaine addiction, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants could not meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies are being conducted on all trial participants before and after the trial to determine the extent of visual field defects among such participants, if any. We expect to have initial top-line results from this trial at the end of the second quarter of 2009. Additional detailed information about our cocaine trial can be found at www.clinicaltrials.gov.

During June 2008, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction. We have retained Health Decisions, Inc. as the CRO to oversee the trial on our behalf. We had planned to enroll 180 methamphetamine addicted patients at 15 addiction treatment clinical centers in the United States. However, on March 3, 2009 we announced that we had decided to halt enrollment in this trial and to convert it to a proof-of-concept study evaluating the results obtained from the 57 patients who had already been randomized into the trial when we made this decision. We made this decision to conserve cash in light of current economic conditions. The patients we enrolled will be treated for a period of 12 weeks. Consistent with this study now being a proof-of-concept study, we will evaluate data related to endpoints based on abstinence and reductions of methamphetamine use and craving for evidence of potential efficacy. We estimate that the cost of this proof-of-concept study will be approximately $3,926,000, of which approximately $2,183,000 has been incurred through December 31, 2008. We expect to have initial top-line results from this proof-of-concept study during the third quarter of 2009. Additional information about our methamphetamine trial can be found at www.clinicaltrials.gov.

We are also hoping to conduct, subject to the availability of funds, a larger Phase II clinical trial evaluating the use of CPP-109 to treat methamphetamine addiction and additional Phase II pilot studies evaluating the use of CPP-109 for the treatment of other addictions, such as alcohol and nicotine, and obsessive-compulsive disorders, such as Binge Eating Patterns (which impacts a subset of the obese population and affects more than four million people in the United States).

Depending on the results of our cocaine trial, and subject to the availability of funding, we intend to conduct the follow-on “pivotal” U.S. Phase III clinical trial for cocaine addiction that we believe will be required before we can file a NDA for CPP-109. We will also, during this same period, and subject to the availability of funding, complete the non-clinical testing of CPP-109 that will be required to file an NDA. However, there can be no assurance that the FDA will not require additional trials, including one or more additional Phase III trials, or that we will ever receive an approval for any NDA that we may file in the future for CPP-109.

Based on an analysis of our current financial condition and forecasts of available cash, we believe that our current resources, after the conversion of the methamphetamine trial to a proof-of-concept study, will allow us to complete our current U.S. Phase II cocaine trial and our methamphetamine proof-of-concept study and to continue our operations through the end of 2010 without the need to obtain additional funding.

Our Strategy

Our goal is to be a leading biopharmaceutical company focused on the in-licensing and development of proprietary product candidates in the field of addiction and obsessive-compulsive disorders. Our near-term strategy is to focus on the regulatory approval of CPP-109 for the treatment of cocaine addiction. Our long-term strategy is to gain approvals for additional indications for CPP-109, including methamphetamine addiction, seek approvals for CPP-109 internationally and to in-license other product candidates to treat addiction. Specifically, we intend to:

•

Focus on CPP-109 for cocaine addiction. During the third quarter of 2007, we initiated a U.S. Phase II clinical trial evaluating the use of CPP-109 as a treatment for cocaine addiction and commenced enrollment for the trial in January 2008. Enrollment for this trial was completed during January 2009. A treatment for cocaine addiction addresses a significant unmet medical need, and we believe that our receipt of Fast Track status from the FDA for CPP-109 for cocaine addiction may facilitate the regulatory approval process.

•

Develop additional indications for CPP-109. The mechanism of action of CPP-109 makes it suitable as a potential treatment for addiction and obsessive-compulsive disorder states that share the common element of heightened dopamine levels. Our research indicates that CPP-109 is a platform technology with the potential to treat other conditions involving heightened dopamine levels such as addictions to methamphetamine, nicotine, prescription pain medications, alcohol, marijuana, and obsessive-compulsive disorders, including binge eating patterns and compulsive gambling. We hope to develop CPP-109 for one or more of these additional indications, subject to the availability of funding.

•

Seek funding opportunities available as a result of the American Recovery and Reinvestment Act of 2009 (ARRA). We intend to seek governmental grants from the National Institutes of Health (“NIH”), the National Institute on Drug Abuse (“NIDA”), or other appropriate agencies that operate under the NIH umbrella, for a portion of the required funding for our clinical and non-clinical trials. With the recent passage of the ARRA, such funding appears to now be available for drug development projects. However, there can be no assurance that we or the clinical collaborators working with us will receive any government grants to support our research.

•

Develop second generation of CPP-109. Subject to the availability of additional funding, we hope to develop a new form of CPP-109. If we are successful, we intend to initially seek approval for this new form in Europe, where we may be able to obtain exclusive marketing rights. Subsequently, we may seek approval for this new form in the United States.

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

•

Identify and initiate strategic partnering discussions for specific indications in the U.S. and Europe. We believe that there may be several potential pharmaceutical partners interested in jointly developing and marketing CPP-109 in the U.S. and Europe. We have held preliminary discussions with several parties regarding potential transactions, but no agreements have been entered into to date.

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

Industry Background — Substance Abuse and Addiction

Addiction is a worldwide health problem that affects millions of people and has wide-ranging negative social consequences. In 2007, an estimated 19.9 million people in the United States aged 12 or over suffered from dependence on illicit drugs, according to the National Survey on Drug Use and Health, published by SAMHSA, which we refer to as the SAMHSA survey. According to the Office of National Drug Control Policy, costs of drug abuse to society were an estimated $180 billion in 2002 in the United States.

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

Cocaine Addiction. According to the SAMHSA survey, an estimated 2.1 million people had used cocaine in the month preceding the survey. Additionally, in 2007, approximately 906,000 people aged 12 or over had used cocaine for the first time within the preceding 12 months, an average of approximately 2,482 new users per day. According to the same study, approximately 809,000 patients received treatment for cocaine abuse in 2007. According to NIDA, there are no pharmacologic treatments for cocaine addiction currently approved for marketing by the FDA. We believe that other therapies being developed for the treatment of cocaine addiction, but not yet approved for marketing, suffer from the significant limitations discussed earlier which have not been exhibited to date by CPP-109.

Other Addictions. According to the SAMHSA survey, in 2007 an estimated 6.9 million people aged 12 or over took prescription drugs for non-medical purposes, including approximately 5.2 million who abused prescription pain relievers in the month preceding the survey. Further, according to the SAMHSA survey, approximately 17 million people aged 12 or over in the United States were classified as heavy drinkers. Additionally, according to the SAMHSA survey there are approximately 14.5 million persons aged 12 or over who used marijuana in the month preceding the survey and approximately 936,000 persons who sought treatment for marijuana abuse in 2007. Finally, obsessive-compulsive disorders such as binge eating patterns and compulsive gambling have been shown to have similar dopamine-related mechanisms of action to drug addiction and affect millions of persons in the United States and around the world.

Our Platform Technology

Mechanism of Action of CPP-109. We believe that our product candidate, CPP-109, will be an effective addiction treatment because it dampens the perception of pleasure and reward associated with the use of dopamine-enhancing drugs and behavior. Addictive drugs have been shown to block or overwhelm mechanisms involved in the removal of dopamine from synaptic clefts in the mesolimbic pathways of the brain, resulting in highly elevated levels of dopamine available to stimulate receptors and a dramatically heightened sense of pleasure or reward.

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

CPP-109 is a GABA analog that inhibits GABA-T. The drug is readily absorbed and promptly available to the central nervous system, producing effects that last for many hours after a single dose. Therefore, administration of CPP-109 results in significantly elevated GABA levels. This dampens the perception of pleasure and reward resulting from dramatic increases in dopamine levels caused by cocaine and/or methamphetamine use. CPP-109 administration does not appear to affect the baseline levels of dopamine, nor those variations in dopamine levels caused by normal stimuli.

History and Side Effect Profile. Vigabatrin has been marketed over the past decade in over 30 countries by Sanofi-Aventis and its predecessors under the brand names Sabril®, Sabrilex® and Sabrilan® (hereinafter referred to as “Sabril®”) as a secondary treatment for adult epilepsy and as a primary treatment for the management of infantile spasms, known as West Syndrome. The composition of matter patents for Sabril® expired in 1993. No forms of vigabatrin, including Sabril®, have been approved in the United States for any indication. However, Ovation Pharmaceuticals, Inc., which holds the North American rights to Sabril® as an adjunctive therapy for the treatment of epilepsy and as a primary treatment for West Syndrome, has recently submitted NDAs for these indications. Such NDAs are currently pending, and FDA panels that were convened in January 2009 to discuss these NDAs have recently recommended that both of those NDAs be approved.

In chronic use for the treatment of epilepsy, vigabatrin has been generally well tolerated. The most common side effects reported have been drowsiness and fatigue. However, one clearly established adverse side effect is the development, with increasing cumulative dosage levels of vigabatrin approaching 1,500 grams, of peripheral visual field defects, or VFDs, in approximately 33% of users. These VFDs are manifest as a constriction of the peripheral field of vision, or the loss of vision at the extreme left and right edges of the field of vision. While the exact cause of these VFDs is unknown, they are believed to be irreversible, with the resultant requirement that recipients of vigabatrin must receive regular visual tests while using the drug.

Prior research has indicated that VFDs occur at doses far higher than the total dosage amount we anticipate will be used for addiction treatment. However, we have not completed the testing necessary to determine whether this is the case.

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

Our Clinical Research

In 2004, the FDA accepted our IND for CPP-109 for the treatment of cocaine addiction. We have been granted Fast Track status for CPP-109 from the FDA for cocaine addiction. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, the FDA is directed to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast Track designation emphasizes communication between us and the FDA and affords us benefits that may help to expedite the approval process. For example, Fast Track designation affords us the potential to submit an NDA for CPP-109 on a rolling, or modular, basis, allowing the FDA to review sections of the NDA in advance of receiving our full submission. The designation also means that we may have increased communications with the FDA regarding the design of our clinical studies, which we hope will expedite the development and review of our application for the approval of CPP-109 for cocaine addiction and provide greater certainty overall in the regulatory pathway. There can be no assurance that our receipt of Fast Track status will assist us in the regulatory process for CPP-109.

During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the CRO to oversee the trial on our behalf. We estimate that the cost of this trial will be approximately $7,708,000, of which approximately $6,083,000 has been incurred as of December 31, 2008. We have completed enrollment for this trial, having enrolled 186 cocaine addicted patients at 11 addiction treatment clinical centers in the United States. Patients are being treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use and craving. To be eligible to participate in this trial, participants had to meet specific clinical standards for cocaine addiction, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants could not meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies are being conducted on all trial participants before and after the trial to determine the extent of visual field defects among such participants, if any. We expect to have initial top-line results from this trial at the end of the second quarter of 2009. Additional detailed information about our trial can be found at www.clinicaltrials.gov.

During June 2008, we initiated a randomized, double-blind, placebo controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction. We have retained Health Decisions, Inc. as the CRO to oversee the trial on our behalf. We had estimated that the cost of this trial would be approximately $7,636,000. We had planned to enroll 180 methamphetamine addicted patients at 15 addiction treatment clinical centers in the United States. However, on March 3, 2009 we announced that we had decided to halt enrollment in this trial and to convert it to a proof-of-concept study evaluating the results obtained from the 57 patients who had already been randomized into the trial when we made this decision. We made this decision to conserve cash in light of current economic conditions. The patients we enrolled will be treated for a period of 12 weeks. Consistent with this study now being a proof-of-concept study, we will evaluate data related to endpoints based on abstinence and reductions of methamphetamine use and craving for evidence of potential efficacy. We estimate that the cost of this proof-of-concept study will be approximately $3,926,000, of which approximately $2,183,000 has been incurred as of December 31, 2008. We expect to have initial top-line results from this proof-of-concept study during the third quarter of 2009. Additional information about our methamphetamine trial can be found at www.clinicaltrials.gov.

Clinical Studies That We Support

The primary focus of our product development efforts is on our clinical trials. However, we have in the past supported and will continue in the future to support clinical studies of the use of vigabatrin for the treatment of addiction by academic investigators, including members of our Scientific Advisory Board and the academic institutions with which they are affiliated. In some cases, we may provide unrestricted sponsorship funds for such studies. In other cases, we may provide alternative assistance to the investigator. We expect to continue to support investigator studies in the future to the extent that they meet criteria acceptable to us. Such criteria include research on the use of vigabatrin to treat addiction, to assist investigators in designing their studies so that such studies are most appropriately conducted and, to the extent possible, to make sure that these investigator studies potentially complement, and do not adversely impact our activities.

In December 2007, we were advised of the positive top-line results from an investigator-initiated Phase II, randomized double-blind, placebo-controlled trial, in which vigabatrin met its primary efficacy endpoint of abstinence during the last three weeks of treatment for cocaine addiction. One hundred and three (103) community-based, non-hospitalized cocaine addicted individuals participated in this trial conducted at a single site in Mexico City, Mexico. Of the 103 participants in the trial, 50 were treated with vigabatrin and 53 received placebo. A total of 50 subjects completed the 9 week treatment period. Twice-weekly urine screening tests were obtained from each subject in order to objectively evaluate each subject’s cocaine use. All subjects were also offered one group counseling session per week. The primary outcome measure of the trial was no positive urine tests for cocaine use during the last three weeks of the nine-week trial.

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

Patents and Intellectual Property Rights

Brookhaven license agreement

We have been granted an exclusive, worldwide license from Brookhaven to nine patents in the United States and 21 foreign patents and 48 pending foreign patent applications outside of the United States relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions, with expiration dates for the issued patents occurring between 2018 and 2023. Additionally, we received approval from the European Union with respect to one of our principal patents, which has allowed us to seek registration for this patent in 18 EU member states.

The license agreement, which is dated as of April 30, 2006 and which supersedes a previous license agreement that was entered into in 2002, grants us an exclusive worldwide license, including the right to sublicense, to make, have made, use, and/or sell licensed products and practice the licensed process with respect to the medical application in humans of vigabatrin under certain patent rights. These rights are subject to the United States government’s rights to practice the licensed process for its own use. The purpose of this agreement is to permit us to commercialize products upon the receipt of government regulatory approval for the use of vigabatrin for the treatment of human drug addiction and addiction-related behavior. In exchange for such rights, we paid Brookhaven an initial fee of $50,000 and have agreed to pay a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the last patent expires. In addition, upon the filing of an NDA for CPP-109 and the approval of an NDA for CPP-109 we will be obligated to reimburse Brookhaven for certain expenses it incurs in connection with the filing, prosecution and maintenance of all patents and patent applications included in the patent rights we have licensed.

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

Brookhaven has advised us that they believe that the amount due to them for reimbursement of patent related expenses as of December 31, 2008 is approximately $1.2 million. We believe that we are potentially only liable to Brookhaven for approximately $166,000 as of December 31, 2008, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, any amounts of patent-related expenses due to Brookhaven under the license agreement become payable at the earliest upon our submission of an NDA for CPP-109.

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

Manufacturing, Marketing and Reimbursement

Since the composition of matter patent for vigabatrin has previously expired, we will not, to our knowledge, violate any patents if we commercialize CPP-109. We have acquired a sufficient quantity of the active pharmaceutical ingredient used in vigabatrin to supply our current U.S. Phase II, bioequivalence and non-clinical trial requirements. We also have an agreement with a contract manufacturer, Pharmaceutics International, Inc. (“PII”), to formulate and manufacture CPP-109 for use in our current and upcoming clinical trials. We also intend in the future to contract with PII and/or another contract manufacturer to manufacture commercial quantities of CPP-109 if the FDA approves an NDA for CPP-109.

Under our current agreement with PII, they manufactured CPP-109 for us in quantities that we believe will be sufficient to conduct our U.S. Phase II clinical trials evaluating CPP-109 for the treatment of cocaine addiction and methamphetamine addiction, along with a matching placebo.

Our contract with PII contains no renewal provisions. Pursuant to the agreement, we agreed to make payments to PII, aggregating approximately $1,095,000 based on achievement of milestones related to the schedule of work PII has agreed to perform for us. Approximately $923,000 of this amount had been paid through December 31, 2008. Under our contract with PII, we have agreed to indemnify PII against: (i) costs relating to any potential injury suffered by persons who take CPP-109 that PII manufactures; (ii) any losses arising from our negligence in labeling, handling or storing CPP-109; (iii) any specifications which we give them that are incorrect or do not meet FDA-approved standards; (iv) any misrepresentation or breach by us of the agreement; and (v) any patent infringement claims that may result from the use of CPP-109.

Further, PII has agreed to indemnify us against any losses related to its negligence or willful misconduct in the manufacture of CPP-109; any misrepresentation by PII in the agreement; and any claims by third parties that PII infringed or misappropriated any intellectual property in its manufacture of CPP-109.

The contract with PII can be terminated by us at any time with thirty days written notice. However, if we choose to terminate the contract, we will be responsible for paying all costs PII incurs relating to its manufacture of CPP-109 up to the date of such termination. PII may terminate the contract only if we are in breach of our material obligations, after giving thirty days’ notice and an opportunity to cure; such time period being reduced to ten days if the breach relates to a breach of our monetary obligations.

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

•

Dopamine ß-hydroxylase inhibitors. These compounds block the enzyme that converts dopamine to norepinephrine, which raises dopamine levels in the CNS. We believe that this strategy is designed to address withdrawal, rather than craving and euphoria. This approach, to our knowledge, has yet to show any efficacy.

•

Addiction vaccines. These vaccines are designed to block cocaine or methamphetamine transport into the brain. They do not address issues relating to craving or other behaviors associated with cocaine or methamphetamine addiction. We also believe that they can be overwhelmed by increasing dosages.

Finally, Ovation Pharmaceuticals, Inc., which holds the North American rights to Sabril® as an adjunctive therapy for the treatment of epilepsy and as a primary treatment for West Syndrome, has submitted NDAs for both of these indications. These NDAs are currently pending. Recently, in January 2009, FDA advisory panels convened to evaluate these NDAs and recommended their approval. Ovation also recently announced that they have been granted Fast Track status by the FDA with respect to Sabril® for the treatment of cocaine and methamphetamine addiction. Ovation has also entered into a cooperative research and development agreement, or CRADA, with NIDA to study the use of Sabril® in the treatment of cocaine addiction and methamphetamine addiction. The CRADA contemplates in-kind contributions by Ovation with respect to NIDA’s clinical studies and is a three to five-year program through Phase II clinical trials. Although Ovation would be required to conduct clinical trials to support addiction indications, they may not need to conduct the non-clinical and Phase I clinical trials that we may have to conduct if the results of such studies are in the Ovation NDAs. Further, if Sabril® is approved for the treatment of epilepsy, no law would prohibit doctors from using Sabril® for other indications, including addiction. However, physicians seeking to treat patients “off label” would still need to comply with all the conditions of any restrictions placed by the FDA on the marketing or distribution of the drug.

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

Our Competitive Strengths

We believe that the key strengths that distinguish us from our competitors include:

•

CPP-109, if approved, will offer potentially significant advantages over, or additive to, current treatments for drug addiction. As set forth above, relapse rates for traditional counseling treatments are very high, while clinical studies of vigabatrin to date have shown low relapse rates among the patients who completed treatment. There can be no assurance, however, that the relapse rates over wider studies or in general use will remain as low.

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

Government Regulation

The FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FFDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves non-clinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Non-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the non-clinical tests must comply with federal regulations and requirements including good laboratory practices. The results of non-clinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all non-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, for which the Company anticipates qualifying for a waiver from having to pay as a small business submitting its first NDA for approval, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it often follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

The Hatch-Waxman Act

The approval process described above is premised on the applicant being the owner of, or having obtained a right of reference to, all of the data required to prove the safety and effectiveness of a drug product. This type of marketing application, sometimes referred to as a “full” or “stand-alone” NDA, is governed by Section 505(b)(1) of the FFDCA. A Section 505(b)(1) NDA contains full reports of investigations of safety and effectiveness, which includes the results of non-clinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, in addition to other information. We intend to submit a Section 505(b)(1) application for CPP-109 for cocaine addiction.

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of a 505(b)(2) application or an abbreviated new drug application, or ANDA. A 505(b)(2) or an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. These applicants are not required to conduct or submit results of clinical or non-clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years of marketing exclusivity following approval of a drug containing no previously approved active ingredients (or salts and esters thereof), during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph 4 challenge to a listed patent, in which case the submission may be made four years following the original product approval. In January 2009, an FDA Advisory Committee recommended approval of Ovation’s NDAs for vigabatrin tablets for the treatment of refractory complex partial seizures and for vigabatrin sachets for the treatment of infantile spasms (West’s Syndrome). If the FDA approves one, or both, of these NDAs, one of them will be granted the five year exclusivity described above and that exclusivity will not be available to CPP-109 if it is approved at a later date.

Federal law provides for the extension of up to five years of a patent’s expiration date if that patent is listed in the FDA’s Orange Book, was not previously extended for any other approved product, and if that patent covers a product containing an active ingredient that was not previously approved in any other product. If the FDA approves one, or both, of Ovation’s NDAs (described previously), any patents listed in the Orange Book for CPP-109 would not be eligible for a patent term extension due to the fact that vigabatrin will have been previously approved in Ovation’s NDAs. For the purposes of implementing this federal law, a separate enantiomer of a previously approved chemical entity is considered a new chemical entity. Therefore, should Catalyst pursue the development of a next generation product containing s-vigabatrin and list a patent in the Orange Book, that patent would be eligible for up to five years of patent term extension.

Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug for the same new dosage form, route of administration or combination, or new use. Non-patent exclusivity under the Hatch-Waxman Act does not prevent a competitor from submitting, or the FDA from approving, a full 501(b)(1) NDA. Furthermore, this three year period of exclusivity does not prevent an applicant from filing an ANDA or 505(b)(2) application prior to the expiration of the exclusivity, and in which the applicant is requesting approval after the expiration of this three year period of exclusivity.

Other Regulatory Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. The FDA may also require as a condition of approval for drugs with significant safety issues, implementation of a Risk Evaluation and Mitigation Strategy (REMS). Such strategy may include “Black Box” warnings, limitations on promotion and distribution, and periodic testing of patients on the drug to monitor whether administration of the drug continues to be safe and effective for the patient.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, risk minimization action plans, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Priority Review

Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is submitted, if the drug candidate is intended for the treatment, diagnosis or prevention of a serious or life-threatening condition, demonstrates the potential to address an unmet medical need, or provides a significant improvement compared to marketed drugs.

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

Health Care Reform

There are currently ongoing initiatives in Congress to reform the healthcare system, including the cost, delivery and availability of pharmaceutical products to patients, and these efforts are expected to be actively supported by President Obama. There can be no assurance as to how – or if – these initiatives will pass and as to whether they will affect our business. Further, recent efforts by Congress and President Obama to pass stimulus legislation in an attempt to help the economy include funding for research projects through NIH. While there can be no assurance, these efforts may help companies like us or our competitors obtain the funding for some of our studies.

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

Employees

As of March 20, 2009 we had seven employees. We also utilize the services of consultants including a member of our Board of Directors, our Chief Medical Officer and several members of our Scientific Advisory Board. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

Our Scientific Advisory Board

We rely on prominent scientists and physicians to advise us on our pipeline of drug candidates and the clinical development of CPP-109. All of our advisors are employed by organizations other than ours and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. Our Scientific Advisory Board currently consists of the following members:

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

Jonathan Brodie, Ph.D., M.D. is the Marvin Stern Professor of Psychiatry at New York University School of Medicine. Dr. Brodie completed his B.S. in Chemistry as a Ford Foundation Scholar and his Ph.D. in Physiological Chemistry (Organic Chemistry minor) at the University of Wisconsin-Madison. He was a NIH postdoctoral Fellow in Biochemistry at Scripps Clinic and Research Foundation and a tenured associate professor of Biochemistry at the School of Medicine at SUNY at Buffalo. He then received his M.D. at New York University School of Medicine and joined the faculty after completing his residency in psychiatry at NYU/ Bellevue Medical Center. He is a member of the Promotions and Tenure Committee of the School of Medicine as well as a member of the Executive Advisory Committee of the General Clinical Research Center and the Protocol Review Committee of the Center for Advanced Brain Imaging (CABI) of Nathan Kline Institute. For 15 years, he was the NYU Director of the Brookhaven National Laboratory/ NYUSOM collaboration investigating the use of positron emitters and PET in neuroscience and psychiatry. Additionally, Dr. Brodie serves as a psychopharmacology instructor to psychiatry residents. As a clinician, he treats patients in general issues of adult psychiatry including anxiety and depression. Dr. Brodie is a co-inventor of Brookhaven’s patents for substance addiction, including Brookhaven’s patents covering the use of vigabatrin to treat addiction.

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

Robert D. Fechtner, M.D. is Professor of Ophthalmology and Director, Glaucoma Division at the Institute of Ophthalmology and Visual Science UMDNJ — New Jersey Medical School, Newark, New Jersey. Dr. Fechtner received his B.S. in Biomedical Science and his medical degree from the University of Michigan School of Medicine. He completed his residency at Albert Einstein College of Medicine in New York. This was followed by a fellowship in glaucoma at the University of California, San Diego under a National Research Service Award from the NIH. Dr. Fechtner has published over 100 articles, book chapters and abstracts. He is on the editorial board of the Journal of Glaucoma and is on the Medical Advisory Board of the Glaucoma Foundation.

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

Thomas Kosten, M.D., is Waggoner Professor of Psychiatry and Neuroscience at Baylor College of Medicine and a former Professor and Chief of Psychiatry at Yale University and at the Veterans Administration (VA) Hospital in Connecticut. Dr. Kosten is also Research Director of the VA National Substance Use Disorders Quality Enhancement Research Initiative (QUERI) based at the Houston VA and the founder of the Division of Substance Abuse at Baylor, where he directs their NIH Medications Development Center for Substance Abuse. In addition, Dr. Kosten is the current Acting Mental Health Line Care Executive at the Houston VA Medical Center. Dr. Kosten has been supported by a Research Scientist Award from the NIH since 1987 and has served on national and international review groups for medications development in substance abuse. Dr. Kosten is the founding Vice Chair for Added Qualifications in Addiction Psychiatry of the American Board of Psychiatry and Neurology. He is a Distinguished Fellow in the

American Psychiatric Association and fellow of the American College of Neuropsychopharmacology, Past President of the American Academy of Addiction Psychiatry, and President of the College on Problems of Drug Dependence. He has several major awards for clinical research, and is editor of two major journals in substance abuse and has been on the American Journal of Psychiatry board. His recent work includes serving on the National Academy of Sciences’ Institute of Medicine committee on vaccines for substance abuse. From his studies in substance dependence, post-traumatic stress disorder, and neuroimaging, he has published over 450 papers, books, and reviews. His neuroimaging research includes detecting and treating cocaine-induced cerebral perfusion defects, and using functional MRI to predict pharmacotherapy outcome. He has been involved in clinical trials involving such products as a vaccine to treat cocaine addiction, immunotherapy for hallucinogens, buprenorphine for opioid dependence, disulfiram for cocaine dependence, vasodilators for cocaine-induced cerebral perfusion defects, and combing medications with contingency management for opioid and cocaine dependence.

Richard A. Rawson, Ph.D. is a member of the University of California, Los Angeles Department of Psychology and is currently a Professor-in-Residence. He also serves as the Associate Director of the UCLA Integrated Substance Abuse Programs in the UCLA School of Medicine, where he oversees a portfolio of addiction research ranging from brain imaging studies to numerous clinical trials on pharmacological and psychosocial addiction treatments to the study of how new treatments are applied in the treatment system. During the past decade, Dr. Rawson has worked with the U.S. State Department on large substance abuse research and treatment projects, exporting U.S. technology and addiction science to Mexico, Thailand, Israel, Egypt, South Africa and the Palestinian Authority. He also directs the capacity building and training component of the United Nations International Network of Drug Treatment and Rehabilitation Resource Centers, and is currently principal investigator of the Pacific Southwest Addiction Technology Center and the NIDA Methamphetamine Clinical Trials Group. Dr. Rawson has published two books, 20 book chapters and over 175 professional papers. He also conducts more than 50 workshops annually, as well as paper presentations and training sessions. Dr. Rawson earned his Ph.D. in experimental psychology from the University of Vermont.

Available Information

We make available free of charge on or through our Internet website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Our Internet address is www.catalystpharma.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this Form 10-K.

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

We have had no revenues from operations to date, currently have no products available for commercial sale, and have never had any products available for commercial sale. We expect to incur losses at least until we can commercialize CPP-109. Our net loss was $10,564,597 for the year ended December 31, 2008, and as of December 31, 2008 we had a deficit accumulated during the development stage of $20,463,304. We may never obtain approval of an NDA for CPP-109 and we may never achieve profitability.

Our business will require additional capital.

Our business goals include developing CPP-109 for use in treating various addictions. Our primary focus is on seeking approval of an NDA that will allow us to market CPP-109 for the treatment of cocaine addiction. At the present time, we will require additional funding to complete the Phase III clinical trial that we believe we will be required to complete before we are in a position to file an NDA for CPP-109 for cocaine addiction. We will also require additional funding to complete the non-clinical trials of CPP-109 that will be required before we can file an NDA for CPP-109 for cocaine addiction. Further, we will require additional working capital to support our operations during periods after 2010. Finally, we hope to develop clinical trials to seek commercialization of CPP-109 to treat methamphetamine addiction and to commercialize CPP-109 for sale in Europe. We do not presently have the funds needed to complete all the necessary trials to gain such U.S. and foreign approvals. Other than the U.S. Phase II cocaine and methamphetamine trials described herein, these other trials have not yet been developed, we cannot estimate the ultimate costs of these trials, and we will need additional funding to pay such costs.

We expect to raise any required additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations, governmental research grants from NIH, NIDA or other appropriate agencies that operate under the NIH umbrella, or other means. In that regard, with the recent passage of the American Recovery and Reinvestment Act of 2009, such funding appears to now be available for drug development projects, although there can be no assurance such funding will be available to us or our clinical collaborators. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, further reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

There is currently limited clinical evidence supporting the use of vigabatrin to treat addiction.

There is currently limited clinical evidence indicating that CPP-109 will be a safe and effective treatment for any addiction in humans. To date, one double-blind, placebo controlled trial and two open-label clinical studies have been completed in Mexico relating to the use of vigabatrin in the treatment of cocaine addiction and methamphetamine addiction. Only 76 persons receiving vigabatrin completed these trials in the aggregate. Further, these studies were conducted in Mexico and were not subject to FDA oversight in any respect, including study design and protocol. For these reasons, there can be no assurance that the results of subsequent clinical trials in the United States will corroborate the results of these pilot studies. The results of these studies are not necessarily predictive of results that will be obtained in later stages of clinical testing in the United States or ensure success in later stage clinical trials and neither study provided enough evidence regarding safety or efficacy to support an NDA filing with the FDA.

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

We will only obtain regulatory approval to commercialize CPP-109 if we can demonstrate to the satisfaction of the FDA (or the equivalent foreign regulatory authorities) in adequate and well-controlled clinical studies that the drug is safe and effective for its intended use and that it otherwise meets approval requirements. A failure of one or more clinical or non-clinical studies can occur at any stage of product development. We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for or commercializing CPP-109, including but not limited to:

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

•	we may have to suspend or terminate one or more of our clinical trials if we, regulators, or IRBs determine that the participants are being subjected to unreasonable health risks;

•	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•	our tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional testing; and

•	the costs of our clinical and/or non-clinical trials may be greater than we anticipate.

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

When used long-term as a treatment for epilepsy, a formulation of vigabatrin known as Sabril® has been found to cause the development of peripheral visual field defects, known as VFDs, which increase progressively with continuing drug treatment. We intend to include a standardized evaluation of each patient’s visual fields as part of our clinical studies and trials. We do not yet know whether our ultimate formulation for and dosing of vigabatrin will cause VFDs or how the potential for this known side effect will affect our ability to obtain marketing approval for CPP-109.

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

These known side effects, as well as other side effects that may be discovered during our clinical trials, may cause the FDA or other governmental agencies to halt clinical trials prior to their completion, prevent the initiation of further clinical trials, or deny the approval of CPP-109 as a treatment for addiction. These known side effects may also cause the FDA to require as a condition of approval, implementation of a Risk Evaluation and Mitigation Strategy (REMS). Such strategy may include “Black Box” warnings, limitations on promotion and distribution, and/or testing of patients on drug to monitor whether the administration of the drug continues to be safe and effective for the patient.

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

Ovation Pharmaceuticals, Inc., which holds the North American rights to Sabril® as an adjunctive therapy for the treatment of epilepsy and as a primary treatment for West Syndrome, has recently submitted NDAs for these indications. These NDAs are currently pending. Recently, in January 2009, FDA advisory panels convened to evaluate these NDAs and recommended their approval. Ovation also recently announced that they have been granted Fast Track status by the FDA with respect to Sabril® for the treatment of cocaine and methamphetamine addiction. Ovation has also has entered into a cooperative research and development agreement or CRADA with NIDA to study the use of Sabril® in the treatment of cocaine addiction and methamphetamine addiction. The CRADA contemplates in-kind contributions by Ovation with respect to NIDA’s clinical studies and is a three to five-year program through Phase II clinical trials. Although Ovation would be required to conduct clinical trials to support addiction indications, they may not need to conduct the non-clinical and Phase I clinical trials that we may have to conduct if the results of such studies are in the Ovation NDAs. Further, if Sabril® is approved for the treatment of epilepsy, no law would prohibit doctors from using Sabril® for other indications, including addiction. However, physicians seeking to treat patients “off label” would still need to comply with all the conditions of any restrictions placed by the FDA on the marketing or distribution of the drug.

Notwithstanding, we believe that any commercialization by Ovation of Sabril® for the treatment of addiction would violate our licensed patents, and we have advised Ovation of our belief in that regard. We would vigorously assert our intellectual property rights if Ovation sought to market Sabril® for the treatment of cocaine addiction and/or methamphetamine addiction. There can be no assurance we would be successful in that regard.

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

If we are successful in obtaining approval to commercialize CPP-109, we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. We currently have seven employees and conduct much of our operations through outsourcing arrangements. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

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

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and sale of CPP-109. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of pharmaceutical products. Liability claims may be expensive to defend and result in large judgments against us. We currently carry liability insurance with an aggregate annual coverage limit of $5,000,000 per claim and $5,000,000 in the aggregate, with a deductible of $10,000 per occurrence. Our insurance may not reimburse us, or the coverage may not be sufficient to cover claims made against us. We cannot predict all of the possible harms or side effects that may result from the use of CPP-109 or any of our other future products and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over our financial reporting as required by Section 404(a), investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Further, commencing with the 2009 fiscal year, our auditors will be required, under Section 404(b) of Sarbanes-Oxley, to report on the effectiveness of our internal control over financial reporting.

Risks Related to Our Intellectual Property

We are dependent on our relationship and license agreement with Brookhaven, and we rely upon the patents granted to us pursuant to the license agreement.

All of our patent rights are derived from our license agreement with Brookhaven. Pursuant to this license agreement, we have licensed rights under nine patents in the United States, and 21 foreign patents and 48 pending foreign patent applications outside of the United States, that were filed and obtained by Brookhaven relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions and obsessive-compulsive disorders. The nine issued patents expire between 2018 and 2023. We also have the right to future patents obtained by Brookhaven relating to the use of vigabatrin in treating addiction. See “Business — Patents and Intellectual Property Rights” for more information about our license with Brookhaven and our licensed patents and patent applications. These rights are subject to the right of the U.S. government, under limited circumstances, to practice the covered inventions for or on its own behalf. We may lose our rights to these patents and patent applications if we breach our obligations under the license agreement, including, without limitation, our financial obligations to Brookhaven. If we violate or fail to perform any term or covenant of the license agreement, Brookhaven may terminate the license agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the license agreement, whether by us or by Brookhaven, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the license agreement, we would not be able to commercialize CPP-109, and our business, results of operations, financial condition and prospects would be materially adversely affected.

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

The FDA and other regulatory authorities generally approve products for particular indications. While our current focus is on the development of CPP-109 as a treatment of cocaine addiction and methamphetamine addiction, we also intend to pursue CPP-109 as a treatment for addictions to other substances involving heightened dopamine levels, such as nicotine, prescription pain medications, alcohol and marijuana, and related addictive disorders such as obesity and compulsive gambling. CPP-109 may not be approved for any or all of the indications that we request, which would limit the indications for which we can promote it and adversely impact our ability to generate revenues. We may be required to conduct costly, post-marketing follow-up studies if FDA requests additional information.

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

If our non-clinical or clinical trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.

Before we can obtain regulatory approval for the sale of our product candidates, we will have to conduct, at our own expense, non-clinical tests in animals order to support the safety of CPP-109. Non-clinical testing is expensive, difficult to design and implement, can take several years to complete and is uncertain as to outcome. Our non-clinical tests may produce negative or inconclusive results, and on the basis of such results, we may decide, or regulators may require us, to halt ongoing clinical trials or conduct additional non-clinical testing.

Additionally, we will need to conduct clinical trials demonstrating the efficacy and safety of CPP-109 in humans. In the United States, where vigabatrin is not currently approved for use, we commenced in July 2007 a Phase II clinical trial to assess the efficacy of using CPP-109 as a treatment for cocaine addiction and commenced in the second quarter of 2008 a Phase II clinical trial to assess the efficacy of using CPP-109 as a treatment for methamphetamine addiction. We will also be required to conduct one or more Phase I clinical trials for CPP-109. While the scope of the required Phase I clinical trials are currently uncertain, it is likely that we will be required to perform studies of pharmacokinetics, cardiac function, drug-drug interaction and/or the effect of the drug on special populations. We will also implement additional trials (including at least one U.S. Phase III clinical trial) in order to seek approval to commercialize CPP-109 for the treatment of cocaine addiction. However, even if the results of our clinical trials are promising, CPP-109 may subsequently fail to meet the safety and efficacy standards required to obtain regulatory approvals. Future clinical trials for CPP-109 may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the start of the trial, an inability to recruit clinical trial participants at the expected rate, failure to demonstrate safety and efficacy, unforeseen safety issues, or unforeseen governmental or regulatory delays.

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

We may encounter difficulties in our future clinical trials recruiting patients due to the nature of the addiction mechanism and our resulting target patient population. Because addicts are typically addicted to multiple substances, we may not be able to recruit a sufficient number of eligible participants within our anticipated timeframe or at all. In addition, due to the neurological and physiological mechanisms and implications of substance addiction, it is likely that many of our clinical trial participants will not complete the trial. An unusually low rate of completion will present challenges, such as determining the statistical significance of trial results. Additionally, we compete for trial subjects with others conducting clinical trials testing other treatments for addictions. Finally, unrelated third parties, including Ovation and investigators in the academic community, have expressed interest in testing vigabatrin for the treatment of drug abuse. If these third-party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.

We have not conducted any non-clinical testing for CPP-109 and we are not certain at this time which non-clinical tests the FDA will require with respect to any NDA that we may file.

The FDA will require us to submit data from non-clinical testing for CPP-109 before approving our product. Some testing, such as carcinogenicity studies, which seek to identify the potential of a drug to cause tumors in animals and to assess the relevant risk in humans, will take, if required, several years to complete. We do not yet know what non-clinical tests will be required or whether any non-clinical tests will begin as planned, will need to be restructured or will be completed on schedule, if at all. We do not know whether the non-clinical tests that we undertake, if conducted, will be acceptable to the FDA. We have initiated discussions with the FDA to obtain agreement on the non-clinical testing program they will require from us to support an NDA for CPP-109. However, no agreements have been reached in that regard.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	reliance on the continued financial viability of the third parties;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

If any of our contract manufacturers fail to achieve and maintain appropriate manufacturing standards, patients using our product candidates could be injured or die, resulting in product liability claims. Even absent patient injury, we may be subject to product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability.

Post-approval marketing of our products will be subject to substantial government regulation. Failure to comply with these regulations could result in fines and withdrawal of approvals.

Even if our products receive regulatory approvals, we will be subject to extensive ongoing government regulation. The FDA or other regulatory authorities may impose strict limitations on the distribution, marketing, and use for a product, impose a Risk Evaluation and Mitigation Strategy (REMS), that could include further restrictions on distribution and use, subsequently withdraw approval or take other actions against us or our products for many reasons, including subsequent discoveries of previously unknown problems or safety issues with the product. Also, based on subsequent events or other circumstances that may come to our attention, we may voluntarily take action to limit the marketing or use of one or more of our products. We may also be required to conduct additional post-approval non-clinical or clinical studies.

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

If any Ovation NDA is approved, they will likely not be required to submit the same quantity of information to the FDA for approval of addiction that we will be required to submit.

An FDA approval of Sabril® for the treatment of epilepsy or infantile spasms will indicate that sufficient non-clinical studies, and Phase I studies such as pharmacokinetics, cardiac function, drug-drug interaction and/or the effect of the drug in special populations were contained in that NDA. Ovation would likely rely on those same studies for approval of Sabril® for the treatment of addiction. However, we would be required to conduct those non-clinical and clinical studies at our own expense and will not be permitted to rely on the studies of Sabril contained in Ovation’s NDA. Further, an FDA approval of Sabril® for the treatment of epilepsy or infantile spasms will indicate that Ovation has satisfied FDA GMP requirements for that product. We would have to provide independent evidence that our product meets GMP requirements.

Substantial and changing healthcare regulations by state and federal authorities in the U.S. could reduce or eliminate our commercial opportunity in the addiction treatment market.

Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. These organizations have had to adapt to extensive and complex laws and regulations and judicial decisions governing activities including drug manufacturing and marketing. Additionally, the healthcare industry in recent years has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures. We believe that the industry will continue to be subject to increasing regulation, as well as political and legal action, as future proposals to reform the healthcare system are considered by Congress and state legislatures. This is particularly so in light of the recent election of President Obama and a Democratic Congress. Any new legislative initiatives, if enacted, may further increase government regulation of or other government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of all future changes in the healthcare industry in general, or the addiction treatment market in particular, or what impact they may have on our results of operations, financial condition or business. Government regulations applicable to our proposed products or the interpretation thereof might change and thereby prevent us from marketing some or all of our products and services for a period of time or indefinitely.

Risks Related to Our Common Stock

We are highly dependent on our small number of key personnel and advisors.

We are highly dependent on our officers, on our Board of Directors and on our scientific advisors. The loss of the services of any of these individuals could significantly impede the achievement of our scientific and business objectives. Other than an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer with respect to his services, and the consulting agreements we have with one of our officers, one of our board members and several of our scientific advisors, we have no employment or retention agreements with our officers, directors or scientific advisors. If we lose the services of any of our existing officers, directors or scientific advisors, or if we were unable to recruit qualified replacements on a timely basis for persons who leave our employ, our efforts to develop CPP-109 or other products might be significantly delayed. We do not carry key-man insurance on any of our personnel.

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

Our Chairman, President and Chief Executive Officer, Patrick J. McEnany, beneficially owns approximately 23.0% of our outstanding common stock. As a result, Mr. McEnany is in a position to significantly influence or exert control over the outcome of most stockholder actions, including the election of all directors. As a result, Mr. McEnany could take actions that might not be considered by other stockholders to be in their best interest.

The trading price of the shares of our common stock could be highly volatile.

The trading price of the shares could be highly volatile in response to various factors, many of which are beyond our control, including:

•	developments concerning our clinical studies and trials;

•	announcements of product development failures and successes by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses (particularly our license from Brookhaven), research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	changes in the market valuations of similar companies;

•	changes in economic conditions; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.

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

As of March 20, 2009 we had 14,165,385 shares of our common stock outstanding, of which 5,428,936 shares were held by affiliates. We have also registered for future sale: (i) 2,188,828 shares of common stock that we may issue under our 2006 Stock Incentive Plan and (ii) 2,352,254 shares of common stock underlying our outstanding stock options that were granted pursuant to written agreements. Sales of restricted shares or shares underlying stock options, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

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

	High	Low
Year Ended December 31, 2007
First Quarter	$6.83	$3.80
Second Quarter	$4.65	$3.48
Third Quarter	$4.00	$2.70
Fourth Quarter	$3.51	$2.50

Year Ended December 31, 2008
First Quarter	$3.87	$2.94
Second Quarter	$3.74	$3.20
Third Quarter	$4.44	$2.63
Fourth Quarter	$2.94	$1.34

Year ended December 31, 2009
First Quarter (through March 20, 2009)	$2.75	$1.25

The closing sale price for the common stock on March 20, 2009 was $1.60. As of March 20, 2009, there were approximately 74 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others.

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

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
11/06 11/06 12/06 1/07 2/07 3/07 4/07 5/07 6/07 7/07 8/07 9/07 10/07 11/07 12/07 1/08 2/08 3/08 4/08 5/08 6/08 7/08 8/08 9/08 10/08 11/08 12/08
Catalyst Pharmaceutical Partners, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 11/8/06 in stock or 10/31/06 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2008, 2007 and 2006 and for the cumulative period from inception (January 4, 2002) through December 31, 2008, and the balance sheet data as of December 31, 2008 and 2007, have been derived from our audited financial statements included elsewhere in this Form 10-K. The income statement data for 2005 and 2004 and the balance sheet data as of December 31, 2005 and 2004 have been derived from financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004	Cumulative period from inception (January 4, 2002) through December 31, 2008
Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	8,710,441	3,040,659	1,087,144	1,330,515	378,254	14,855,522
General and administrative	2,183,504	1,986,470	1,815,183	491,653	164,704	7,023,262

Total operating cost and expenses	10,893,945	5,027,129	2,902,327	1,822,168	542,958	21,878,784

(Loss) from operations	(10,893,945)	(5,027,129)	(2,902,327)	(1,822,168)	(542,958)	(21,878,784)
Interest income	329,348	887,636	172,873	16,788	3,138	1,415,480

Loss before income taxes	(10,564,597)	(4,139,493)	(2,729,454)	(1,805,380)	(539,820)	(20,463,304)
Provision for income taxes	—	—	—	—	—	—

Net loss	$(10,564,597)	$(4,139,493)	$(2,729,454)	$(1,805,380)	$(539,820)	$(20,463,304)

Net loss per share —basic and diluted	$(0.81)	$(0.33)	$(0.36)	$(0.29)	$(0.18)

Weighted average shares outstanding —basic and diluted	13,013,041	12,525,405	7,687,630	6,204,918	2,918,438

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:

Cash and cash equivalents	$11,766,629	$15,943,896	$20,434,702	$771,127	$183,911
Working capital	10,485,039	16,228,401	19,814,976	428,579	116,111
Total assets	12,032,968	16,679,922	20,619,479	789,450	185,376
Total liabilities	1,472,753	357,165	772,846	342,988	67,800
Stockholders’ equity	10,560,215	16,322,757	19,846,633	446,462	117,576

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a development-stage biopharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction and obsessive-compulsive disorders. Our initial product candidate is CPP-109.

In November 2006, we completed an initial public offering in which we raised net proceeds of approximately $17.6 million. We also raised net proceeds of approximately $4.1 million in a registered direct offering we completed in September 2008. We are using these proceeds to complete the U.S. Phase II cocaine clinical trial, the methamphetamine proof-of-concept study and for working capital.

The successful development of CPP-109 or any other product we may develop, acquire, or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows, if any, are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and our other product development activities;

•

the results of future clinical trials, and the number of clinical trials (and the scope of such trials) that will be required to seek and obtain approval of an NDA for CPP-109 for use in the treatment of cocaine addiction; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We currently estimate that we will require additional funding to complete the Phase III clinical trial that we believe will be required before we are in a position to file an NDA, or new drug application, for CPP-109. We also will need funding to complete the non-clinical trials for CPP-109 that are ultimately required before we can file an NDA for CPP-109. Further, we will need to require additional funding to support our operations in periods after 2010. There can be no assurance that such funding will be available when required or on terms acceptable to us. See “Liquidity and Capital Resources” below.

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

Income taxes

We have incurred operating losses since inception. As of December 31, 2008 and 2007, we had net operating loss carryforwards of approximately $11,016,000 and $3,232,000, respectively. Our net deferred tax asset has a 100% valuation allowance as of December 31, 2008 and 2007, as we believe it is more likely than not that the deferred tax asset will not be realized. The net operating loss carry-forwards will expire at various dates beginning 2023 through 2028. If an ownership change, as defined under Internal Revenue Code 382, occurs, the use of these carry-forwards may be subject to limitations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Non-clinical study and clinical trial expenses

Research and development expenditures are charged to operations as incurred. Our expenses related to non-clinical and clinical trials are based on actual and estimated costs of the services received and efforts expended pursuant to contracts with multiple research institutions, laboratories and the CRO that conduct and manage our non-clinical and clinical trials. The financial terms of these agreements are subject to negotiation and will vary from contract to contract and may result in uneven payment flows. Generally, these agreements will set forth the scope of the work to be performed at a fixed fee or unit price. Payments under these contracts will depend on factors such as the successful enrollment of patients or the completion of trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would be required to modify our estimates accordingly on a prospective basis.

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment.” We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Our expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. For the years ended December 31, 2008, 2007 and

2006, the assumptions used were an estimated annual volatility of 80%, 100% and 100%, average expected holding periods of three to five years, four to five years, and four to five years, and risk-free interest rates of 1.55% to 3.23%, 3.50% to 4.90% and 5.50%, respectively.

Results of Operations

Revenues. We had no revenues for the years ended December 31, 2008, 2007, and 2006.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2008, 2007, and 2006 were $8,710,441, $3,040,659, and $1,087,144, respectively. Our expenses, excluding stock-based compensation, for research and development for the year ended December 31, 2008 grew significantly compared to amounts expended in the same period in 2007, as we incurred expenses for services related to the initiation of our Phase II clinical trials evaluating CPP-109 for the use in the treatment of cocaine addiction and methamphetamine addiction and incurred expenses for raw materials and finished products for use in our current clinical trial and proof-of-concept study. In addition, payroll expenses and benefits increased for the year ended December 31, 2008 as compared to the same periods in 2007 and 2006, as we expanded our research and development staff. We expect that research and development expenses will continue to be substantial in 2009 as we complete our currently ongoing U.S. Phase II cocaine clinical trial and methamphetamine proof-of-concept study.

In our research and development activities for 2008, 2007 and 2006, we recorded stock-based compensation relating to shares of our common stock issued to several of our consultants and scientific advisors for services rendered and the value of stock options granted to employees and non-employees. The amount of stock-based compensation recorded in 2008, 2007 and 2006 relating to our research and development activities was $458,289, $365,107, and $344,649, respectively. Further, the weighted average fair value of the stock options granted in 2008, 2007 and 2006 was $1.67, $2.65, and $5.05, respectively.

Selling and Marketing Expenses. We had no selling and marketing expenses during the 2008, 2007, and 2006 fiscal years. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.

General and Administrative Expenses. General and administrative expenses were $2,183,504, $1,986,470, and $1,815,183, respectively, for the years ended December 31, 2008, 2007, and 2006. Included in general and administrative expenses in each of these years was stock-based compensation expense of $259,279, $191,236, and $876,090, respectively. General and administrative expenses includes, among other expenses, office expenses, legal, accounting and consulting fees and travel expenses for our administrative employees, consultants and members of our Scientific Advisory Board. The increase in general and administrative expenses for the year ended December 31, 2008 from the year ended December 31, 2007 is primarily due to increases in payroll expenses, benefits, depreciation and professional fees. The increase in general and administrative expenses for the year ended December 31, 2007 from the year ended December 31, 2006 is primarily due to the addition of several executives in early 2007 that were not previously employees and the administrative expenses related to our being a publicly held entity commencing in November 2006. These increased expenditures were partially offset by a decrease in stock-based compensation expense. We expect general and administrative efforts to further increase in future periods as we incur general non-research expenses relating to the monitoring and oversight of our clinical trials and otherwise expend funds to continue to develop our business as described herein.

Stock-Based Compensation. We issued (i) shares of our common stock and stock options to several of our scientific advisors and consultants in 2008, 2007 and 2006, and (ii) stock options and restricted stock to employees in 2008, 2007 and 2006. See “Research and Development” above. Total stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 was $717,568, $556,343, and $1,220,739, respectively.

Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements, our IPO and our registered direct offering. The decrease in interest income for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was due to lower interest rates and lower investment amounts as the proceeds from the IPO and registered direct offering were used to fund our clinical trial expenses and our operations. Interest income increased substantially in the year ended December 31, 2007 when compared to the same period in 2006 due to the investment of the proceeds of our November 2006 IPO. Substantially all such funds were invested in short-term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.

Income taxes. We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds of our private placements, the IPO and the Shelf Offering. At December 31, 2008, we had cash and cash equivalents of $11,766,629 and working capital of $10,485,039. At December 31, 2008, substantially all of our cash and cash equivalents were deposited with one financial institution. Throughout 2008, we periodically had cash balances at certain financial institutions in excess of federally insured limits.

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

Based on our analysis of our current financial condition and forecasts of available cash, we believe that our existing cash and cash equivalents will be sufficient to complete our U.S. Phase II cocaine trial and methamphetamine proof-of-concept study and to meet our projected operating general and administrative requirements through 2010.

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

At the present time, we estimate that we will require additional funding to complete: (i) the Phase III clinical trial that we believe we will be required to complete before we are in a position to file an NDA for CPP-109, and (ii) the non-clinical testing of CPP-109 that we believe we will be required before we can file an NDA for CPP-109. We will also require additional working capital to support our operations in periods after 2010.

We expect to raise any required additional funds through public or private equity offerings, corporate collaborations or other means. We also intend to seek governmental grants for a portion of the required funding for our clinical trials and non-clinical trials.

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

On June 2, 2008, we filed a shelf registration statement with the SEC to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. The number of shares we can sell and the amount of proceeds we can raise from the sale of such shares are limited to 20% of outstanding common stock and 33% of our public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules. There can be no assurance that we will be able to successfully sell shares under this shelf registration.

On September 12, 2008, we filed a prospectus supplement and offered for sale to institutional investors 1,488,332 shares of our common stock at $3.00 per share pursuant to the registration statement, and the prospectus. We received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000.

As of December 31, 2008, we had approximately $25.5 million of authorized but unissued common stock available for future offerings under the shelf registration. However, there can be no assurance that we will be able to sell additional shares under our shelf registration statement.

Cash Flows

Net cash used in operations was $8,260,412, $4,424,934 and $1,178,532, respectively, for the years ended December 31, 2008, 2007 and 2006. During the year ended December 31, 2008, net cash used in operating activities was primarily attributable to our net loss of $10,564,597, offset by decreases of $386,719 in prepaid expenses and deposits and $51,556 in interest receivable, and increases of $112,841 in accounts payable and $1,002,744 in accrued expenses and other liabilities. The loss was further offset by $750,325 of non-cash expenses. Non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities was $1,345, $65,872 and $21,053, respectively, for 2008, 2007 and 2006. Such funds were used primarily for purchases of computer equipment, furniture and leasehold improvements.

Net cash provided by financing activities was $4,084,490, $0 and $20,863,160, respectively, for 2008, 2007 and 2006. During 2008, net cash from financing activities was comprised of the net proceeds from the sale of shares of common stock pursuant to the shelf registration and prospectus supplement of $4,087,900, offset by $3,410 for the payment of employee withholding tax related to the vesting of restricted stock units. No cash was provided by financing activities in 2007. During 2006, net cash from financing activities is comprised of the net proceeds of our IPO in November 2006 and the private placement that was completed in July 2006. Such funds have been used to fund our research and development costs and our general and administrative costs in 2008, 2007 and 2006.

Contractual Obligations

As of December 31, 2008, we had contractual obligations as follows:

Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	270,589	76,313	131,840	62,436	—
Purchase obligations	—	—	—	—	—
Other long-term obligations reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$270,589	$76,313	$131,840	$62,436	$—

We have entered into the following contractual arrangements:

•

Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such potential obligation is approximately $166,000 at December 31, 2008 and 2007. See “Dispute with Brookhaven” below.

•

Payments to our contract manufacturer. We estimate that we will pay our contract manufacturer approximately $1,095,000, with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At December 31, 2008, we had paid approximately $923,000 of this amount.

•

Payments to our CRO. We estimate that we will pay our CRO approximately $6,581,000 and $3,264,000, respectively, for our U.S. Phase II cocaine trial and methamphetamine proof-of-concept study, with payments to be based on the achievement of milestones relating to the agreed upon service agreement. At December 31, 2008, we had paid approximately $3,587,000 and $1,526,000 of these amounts, respectively.

•

Payments for laboratory and other trial related tests. We estimate that we will pay approximately $627,000, in connection with laboratory and other tests related to our U.S. Phase II cocaine clinical trial. At December 31, 2008, we had paid approximately $433,000 of this amount. In addition, we estimate we will pay approximately $662,000 in connection with laboratory and other tests related to our methamphetamine proof-of-concept study. At December 31, 2008, we have paid approximately $311,000 of this amount, $35,000 of which has been advanced upon signing of the contracts and as such has been included in prepaid expenses in the accompanying balance sheet at December 31, 2008.

•	Employment agreements. We have entered an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $341,000 per annum.

•	Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $6,000 per month.

Dispute with Brookhaven

Brookhaven has formally advised us that they believe that the amount due them for patent related expenses as of December 31, 2008 was approximately $1.2 million. We believe that we are potentially only liable to Brookhaven for the approximately $166,000 described above, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses become due to Brookhaven under the license agreement until our submission of an NDA for CPP-109. As we have not filed an NDA for CPP-109, no amounts are accrued relating to this matter in the accompanying December 31, 2008 and December 31, 2007 balance sheets.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of December 31, 2008 and 2007 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which scopes out leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our financial statements. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our financial statements but do not expect it to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective for the Company beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our results of operations or financial condition.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is applied prospectively to new contracts entered into on or after December 15, 2007. We adopted EITF Issue 07-3 effective January 1, 2008. The adoption of EITF Issue 07-3 did not have a material impact on our results of operations or financial condition.

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements”(“EITF Issue No. 07-1”). EITF 07-1 requires certain income statement presentation of transactions with third parties and of payments between parties to the arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 on January 1, 2009 had no impact on our results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 was effective on November, 2008. The adoption of SFAS No. 162 did not have a material impact on our financial statements.

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

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Exchange Act Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

There have been no changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Form 10-K.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders. Our Proxy Statement for the 2009 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2008 and is incorporated into this report by this reference.

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

1. The following financial statements of Catalyst Pharmaceutical Partners, Inc. and Report of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

•	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2008 and 2007

•	Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and the period from inception (January 4, 2002) through December 31, 2008

•	Statement of Stockholders’ Equity for the period from inception (January 4, 2002) through December 31, 2008

•	Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and the period from inception (January 4, 2002) through December 31, 2008.

•	Notes to Financial Statements

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	By-laws (1)

4.1	Specimen stock certificate for common stock (1)

10.1 +	Employment Agreement between the Company and Patrick J. McEnany(2)

10.2 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(5)

10.3	License Agreement, as amended, between the Company and Brookhaven National Laboratory(1)

10.4 +	Stock Option Agreement between the Company and Patrick J. McEnany(1)

10.5 +	Stock Option Agreement between the Company and Hubert Huckel(1)

10.6 +	Stock Option Agreement between the Company and Jack Weinstein(1)

10.7 +	Stock Option Agreement between the Company and Charles O’Keeffe(1)

10.8 +	Stock Option Agreement between the Company and M. Douglas Winship(2)

10.9 +	2006 Stock Incentive Plan(1)

10.10	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation(1)

10.11 +	Consulting Agreement between the Company and Charles O’Keeffe(1)

10.12 +	Consulting Agreement between the Company and Donald R. Jasinski(1)

10.13 +	Agreement between the Company and Charles Gorodetzky(1)

10.14	Agreement between the Company and Pharmaceutics International, Inc.(1)

10.15 +	Stock Option Agreement between the Company and M. Douglas Winship (2)

10.16 +	Amendment No. 1 to Consulting Agreement between Charles O’Keeffe and the Company (3)

10.17	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd. (4)

10.18 +	Letter Agreement between the Company and Jack Weinstein (5)

Exhibit No.	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

(1) Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-136039).
(2) Filed by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(3) Filed by reference to the Company’s Current Report on Form 8-K dated January 3, 2007.
(4) Filed by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(5) Filed by reference to the Company’s Current Report on Form 8-K dated December 23, 2008.
* Filed herewith
+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 26th day of March, 2009.

CATALYST PHARMACEUTICAL PARTNERS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2009
Patrick J. McEnany

/s/ Jack Weinstein	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 26, 2009
Jack Weinstein

/s/ Alicia Grande	Corporate Controller/Chief Accounting Officer	March 26, 2009
Alicia Grande

/s/ Hubert E. Huckel, M.D.	Director	March 26, 2009
Hubert E. Huckel, M.D.

/s/ Charles B. O’Keeffe	Director	March 26, 2009
Charles B. O’Keeffe

/s/ Philip H. Coelho	Director	March 26, 2009
Philip H. Coelho

/s/ David S. Tierney, M.D.	Director	March 26, 2009
David S. Tierney, M.D.

/s/ Milton J. Wallace	Director	March 26, 2009
Milton J. Wallace

INDEX TO FINANCIAL STATEMENTS

Years ended December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceutical Partners, Inc.

We have audited the accompanying balance sheets of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and the period from January 4, 2002 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and the period from January 4, 2002 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007. In addition, as discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No.123(R), Share-Based Payment in 2006.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Miami, Florida

March 23, 2009

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,766,629	$15,943,896
Interest receivable	12,153	63,709
Prepaid expenses	136,374	524,081

Total current assets	11,915,156	16,531,686
Property and equipment, net	96,376	127,788
Deposits	21,436	20,448

Total assets	$12,032,968	$16,679,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$332,707	$219,866
Accrued expenses and other liabilities	1,097,410	83,419

Total current liabilities	1,430,117	303,285

Accrued expenses and other liabilities, non-current	42,636	53,880

Total liabilities	1,472,753	357,165

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series “A”, no shares issued and outstanding, at December 31, 2008 and 2007	—	—
Series “B”, no shares issued and outstanding, at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 14,060,385 shares and 12,527,564 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	14,060	12,528
Additional paid-in capital	31,009,459	26,208,936
Deficit accumulated during the development stage	(20,463,304)	(9,898,707)

Total stockholders’ equity	10,560,215	16,322,757

Total liabilities and stockholders’ equity	$12,032,968	$16,679,922

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	Year Ended December 31,			Cumulative period from January 4, 2002 (date of inception) through December 31, 2008
	2008	2007	2006
Revenues	$—	$—	$—	$—
Operating costs and expenses:
Research and development	8,710,441	3,040,659	1,087,144	14,855,522
General and administrative	2,183,504	1,986,470	1,815,183	7,023,262

Total operating costs and expenses	10,893,945	5,027,129	2,902,327	21,878,784

Loss from operations	(10,893,945)	(5,027,129)	(2,902,327)	(21,878,784)
Interest income	329,348	887,636	172,873	1,415,480

Loss before income taxes	(10,564,597)	(4,139,493)	(2,729,454)	(20,463,304)
Provision for income taxes	—	—	—	—

Net loss	$(10,564,597)	$(4,139,493)	$(2,729,454)	$(20,463,304)

Net loss per share - basic and diluted	$(0.81)	$(0.33)	$(0.36)

Weighted average shares outstanding - basic and diluted	13,013,041	12,525,405	7,687,630

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 4, 2002 (date of inception) through December 31, 2008

	Preferred Stock Series “A”	Preferred Stock Series “B”	Common Stock	Paid-In And Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance at January 4, 2002 (date of inception)	$—	$—	$21,888	$78,112	$—	$100,000
Issuance of common stock	—	—	7,296	117,704	—	125,000
Issuance of stock options for services	—	—	—	75,833	—	75,833
Net loss	—	—	—	—	(255,945)	(255,945)

Balance at December 31, 2002	—	—	29,184	271,649	(255,945)	44,888
Issuance of preferred stock	700	—	—	669,757	—	670,457
Issuance of stock options for services	—	—	—	75,833	—	75,833
Net loss	—	—	—	—	(428,615)	(428,615)

Balance at December 31, 2003	700	—	29,184	1,017,239	(684,560)	362,563
Issuance of stock options for services	—	—	—	294,833	—	294,833
Net loss	—	—	—	—	(539,820)	(539,820)

Balance at December 31, 2004	700	—	29,184	1,312,072	(1,224,380)	117,576
Issuance of common stock	—	—	39,545	1,006,971	—	1,046,516
Issuance of common stock and stock options for services	—	—	146	1,087,604	—	1,087,750
Net loss	—	—	—	—	(1,805,380)	(1,805,380)

Balance at December 31, 2005	700	—	68,875	3,406,647	(3,029,760)	446,462
Change in par value	(630)	—	(61,988)	62,618	—	—
Issuance of preferred stock Series “B”, net	—	8	—	3,225,132	—	3,225,140
Issuance of common stock (IPO), net	—	—	3,350	17,634,670	—	17,638,020
Conversion of preferred stock Series “A” into common stock, upon closing of IPO	(70)	—	1,022	(952)	—	—
Conversion of preferred stock Series “B” into common stock, upon closing of IPO	—	(8)	1,116	(1,108)	—	—
Issuance of common stock and stock options for services	—	—	142	1,266,323	—	1,266,465
Net loss	—	—	—	—	(2,729,454)	(2,729,454)

Balance at December 31, 2006	—	—	12,517	25,593,330	(5,759,214)	19,846,633
Issuance of common stock and stock options for services	—	—	11	579,676	—	579,687
Amortization of restricted stock for services	—	—	—	35,930	—	35,930
Net loss	—	—	—	—	(4,139,493)	(4,139,493)

Balance at December 31, 2007	—	—	12,528	26,208,936	(9,898,707)	16,322,757
Issuance of stock options for services	—	—	—	583,836	—	583,836
Issuance of restricted stock units for services, net	—	—	44	130,275	—	130,319
Issuance of common stock, net	—	—	1,488	4,086,412	—	4,087,900
Net loss	—	—	—	—	(10,564,597)	(10,564,597)

Balance at December 31, 2008	$—	$—	$14,060	$31,009,459	$(20,463,304)	$10,560,215

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Cumulative period from January 4, 2002 (date of inception) through December 31, 2008
	2008	2007	2006
Operating Activities:
Net loss	$(10,564,597)	$(4,139,493)	$(2,729,454)	$(20,463,304)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	32,757	15,761	4,927	55,186
Stock-based compensation	717,568	556,343	1,220,739	4,153,899
Decrease (increase) in interest receivable	51,556	22,078	(85,787)	(12,153)
Decrease (increase) in prepaid expenses and deposits	386,719	(465,696)	(64,541)	(157,810)
(Decrease) increase in accounts payable	112,841	(228,206)	380,319	332,706
(Decrease) increase in accrued expenses and other liabilities	1,002,744	(185,721)	95,265	1,082,523

Net cash used in operating activities	(8,260,412)	(4,424,934)	(1,178,532)	(15,008,953)

Investing Activities:
Capital expenditures	(1,345)	(65,872)	(21,053)	(94,041)

Net cash used in investing activities	(1,345)	(65,872)	(21,053)	(94,041)

Financing Activities:
Proceeds from issuance of common stock, net	4,087,900	—	17,638,020	22,877,436
Proceeds from issuance of preferred stock, net	—	—	3,225,140	3,895,597
Payment of employee withholding tax related to restricted stock units	(3,410)	—	—	(3,410)

Net cash provided by financing activities	4,084,490	—	20,863,160	26,769,623

Net (decrease) increase in cash and cash equivalents	(4,177,267)	(4,490,806)	19,663,575	11,666,629
Cash and cash equivalents – beginning of period	15,943,896	20,434,702	771,127	100,000

Cash and cash equivalents – end of period	$11,766,629	$15,943,896	$20,434,702	$11,766,629

Non-cash investing and financing activities:
Non-cash incentive received from lessor	$—	$52,320	$—	$52,320

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

Catalyst Pharmaceutical Partners, Inc. (the “Company”) is a development-stage biopharmaceutical company focused on the acquisition, development and commercialization of prescription drugs for the treatment of drug addiction and obsessive-compulsive disorders. The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation (“CPP-Florida”), which commenced operations in January 2002.

The Company has incurred operating losses in each period from inception through December 31, 2008. The Company has been able to fund its cash needs to date through an initial funding from its founders, four private placements, an initial public offering (“IPO”) in 2006, and a registered direct offering via a shelf registration to institutional investors in 2008.

Merger

On September 7, 2006, the Company completed a merger with Catalyst CPP-Florida in which CPP-Florida was merged with and into the Company and all of CPP-Florida’s assets, liabilities and attributes were transferred to the Company by operation of law. Prior to the merger, the Company was a wholly-owned subsidiary of CPP-Florida. The merger was effected to reincorporate the Company in Delaware.

After the merger, holders of CPP-Florida common stock held an equal number of shares of the Company’s common stock, holders of CPP-Florida Series A preferred stock held an equal number of shares of the Company’s Series A Preferred Stock and holders of CPP-Florida Series B Preferred Stock held an equal number of shares of the Company’s Series B Preferred Stock.

Shares of CPP-Florida common and preferred stock had a par value of $0.01 per share. Shares of the Company’s common and preferred stock have a par value of $0.001 per share. An adjustment was made to capital stock and additional paid-in capital during 2006 to reflect this change. Upon closing of the IPO, all the outstanding shares of preferred stock were converted into common stock.

Capital Resources

The Company estimates that it will require additional funding to be in a position to file a new drug application, or “NDA,” for its initial product candidate, CPP-109, for the treatment of cocaine addiction. This includes funds for both the Phase III clinical trial that the Company’s management believes will be required before an NDA can be filed and for such non-clinical trials as may also be required to file an NDA for CPP-109. The Company will also require additional working capital to support its operations in periods after 2010. To that end, in June 2008, the Company filed a registration statement on Form S-3 in order to be able to sell up to $30,000,000 of its authorized but unissued common stock through future offerings. During September 2008, the Company sold 1,488,332 shares of its common stock under such registration statement at a price of $3.00 per share and received gross proceeds of approximately $4.5 million before commissions and expenses of approximately $377,000. At December 31, 2008, the Company had approximately $25.5 million of authorized but unissued common stock available for future offerings under its shelf registration statement. See Note 10.

On March 3, 2009, the Company announced that in order to conserve cash and focus its development efforts on evaluating CPP-109 for the treatment of cocaine addiction, it has halted enrollment in its ongoing U.S. Phase II clinical trial evaluating CPP-109 for the treatment of methamphetamine addiction. The methamphetamine trial is continuing as a smaller proof-of-concept study with the 57 subjects currently enrolled. See Note 14.

1.	Organization and Description of Business (continued)

In addition to the filing of the above described shelf registration statement, the Company may raise the additional funds required through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise additional capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

2.	Basis of Presentation and Significant Accounting Policies

a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s primary focus is on the development and commercialization of CPP-109, which is the Company’s version of the chemical compound gamma-vinyl-GABA (commonly referred to as vigabatrin) as a potential treatment for drug addiction, including cocaine addiction, methamphetamine addiction, and certain obsessive-compulsive disorders.

b.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of U.S. Treasury bills and money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits periodically throughout the year.

d.	PREPAID EXPENSES. Prepaid expenses include advances under research and development contracts, including advances to the Contract Research Organization (“CRO”) that is overseeing the Company’s U.S. Phase II cocaine clinical trial and methamphetamine proof-of-concept study. Such advances are recorded as expense as the related goods are received or the related services are performed.

e.	PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Useful lives generally range from three years for computer equipment to five to seven years for furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever shorter. Expenditures for repairs and maintenance are charged to expenses as incurred.

2.	Basis of Presentation and Significant Accounting Policies (continued)

f.	OPERATING LEASES. We recognize lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays, escalation clauses or tenant improvement allowances, we recognize rent expense on a straight-line basis and record the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2008 and 2007, we had $52,602 and $63,350, respectively, of deferred rent and lease incentive in accrued expenses and other liabilities.

g.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, interest receivable, accounts payables and accrued expenses and other liabilities. At December 31, 2008 the fair value of these instruments approximated their carrying value.

h.	RESEARCH AND DEVELOPMENT. Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research for the Company.

i.	STOCK BASED COMPENSATION. Through July 2006, the Company did not have a formal stock option plan. During periods prior to July 2006, the Company granted options pursuant to written agreements to purchase an aggregate of 2,352,254 shares of common stock. In July 2006 the Company adopted the 2006 Stock Incentive Plan (the “Plan”). The Plan provides for the Company to issue options, restricted stock, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. Under the Plan, 2,188,828 shares of the Company’s common stock were reserved for issuance.

As of December 31, 2008, there were outstanding options to purchase 2,772,149 shares of common stock, including options to purchase 419,888 shares granted under the Plan, of which options to purchase 2,571,890 shares were exercisable as of December 31, 2008. For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock compensation expense as follows:

	2008	2007	2006
Research and development	$458,289	$365,107	$344,649
General and administrative	259,279	191,236	876,090

Total stock-based compensation	$717,568	$556,343	$1,220,739

Prior to January 1, 2006, the Company recognized share-based compensation using the intrinsic value method. Under this method, share-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to or greater than the market value of the common stock on the measurement date, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”

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

The fair value of the stock option and common stock awards which are subject to graded vesting, granted after January 1, 2006, is expensed on a straight-line basis over the vesting period for the entire award. The Company had no unvested stock options to employees as of January 1, 2006.

Effective January 1, 2006, the Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Due to the Company’s short history as a public entity, the Company’s expected volatility is based on the historical volatility of other publicly traded companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated life of the stock options awards. The expected dividend rate is zero and no forfeiture rate was applied, as it was not considered material. Assumptions used during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year ended December 31,
	2008	2007	2006
Risk free interest rate	1.55 to 3.23%	3.50 to 4.50%	5.50%
Expected term	3 to 5 years	4 to 5 years	4 to 5 years
Expected volatility	80%	100%	100%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	—%	—%	—%

j.	DEFERRED COMPENSATION. Prior to July 2006, the Company had an agreement with one of its executive officers to defer payment of a portion of compensation due to him until the Company had completed an equity financing raising gross proceeds of at least $2.0 million. This contingency was satisfied at the closing of a private placement in July 2006 (see Note 10) and the full amount due to this executive officer for services has been recognized in the statement of operations for each period for which compensation was accrued subject to the contingency (see Note 8). All such deferred compensation was paid in full in 2006.

2.	Basis of Presentation and Significant Accounting Policies (continued)

k.	CONCENTRATION OF CREDIT RISK. The financial instruments that potentially subject the Company to concentration of credit risk are cash equivalents (i.e. money market funds). The Company places its cash equivalents with high-credit quality financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in these accounts.

l.	INCOME TAXES. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48, and none have been identified subsequent to the Company’s implementation of FIN 48.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

m.	COMPREHENSIVE INCOME (LOSS). SFAS No. 130, “Reporting Comprehensive Income (Loss),” requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net loss.

n.	EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options and restricted stock units. For all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive. Potentially dilutive common stock equivalents as of December 31, 2008 are (i) stock options to purchase up to 2,772,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 and (ii) 10,000 shares of restricted common stock that will vest over the next year. Potentially dilutive common stock equivalents as of December 31, 2007 are: (i) stock options to purchase up to 2,568,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 and (ii) 25,484 shares of restricted common stock. Potentially dilutive common stock equivalents as of December 31, 2006 include stock options to purchase up to 2,374,149 shares of common stock at exercise prices ranging from $0.69 to $6.00.

2.	Basis of Presentation and Significant Accounting Policies (continued)

o.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment which is the development and commercialization of pharmaceutical products.

p.	RECENT ACCOUNTING PRONOUNCEMENTS.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which scopes out leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations or financial condition. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial statements but does not expect it to have a material impact on the Company’s results of operations or financial condition.

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

2.	Basis of Presentation and Significant Accounting Policies (continued)

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements”( EITF Issue No. 07-1). EITF 07-1 requires certain income statement presentation of transactions with third parties and of payments between parties to the arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 on January 1, 2009 had no impact on the Company’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 was effective on November, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s financial statements.

q.	RECLASSIFICATIONS. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

3.	Prepaid Expenses

Prepaid expenses consist of the following as of December 31:

	2008	2007
Advances to CRO	$—	$314,503
Prepaid clinical research fees	35,489	121,303
Prepaid insurance	85,750	82,162
Prepaid rent	5,701	5,043
Other	9,434	1,070

Total prepaid expenses	$136,374	$524,081

4.	Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2008	2007
Computer equipment	$27,211	$25,866
Furniture and equipment	44,175	44,175
Leasehold improvements	80,176	80,176

	151,562	150,217
Less: Accumulated depreciation	(55,186)	(22,429)

Total property and equipment, net	$96,376	$127,788

Depreciation and amortization expense was $32,757, $15,761 and $4,927, respectively, for the years ended December 31, 2008, 2007 and 2006. During the year ended December 31, 2007, approximately $52,000 of tenant build-out costs were paid by the landlord, directly through lease incentives, and therefore, were excluded from the cash flow statement as a non-cash investing and financing activity.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following as of December 31:

	2008	2007
Accrued clinical trial expenses	$1,064,539	$—
Deferred rent and lease incentive	9,966	9,470
Accrued compensation and benefits	1,932	40,831
Accrued professional fees	15,275	10,000
Other	5,698	23,118

Current accrued expenses and other liabilities	1,097,410	83,419
Deferred rent and lease incentive- non-current	42,636	53,880

Non-current accrued expenses and other liabilities	42,636	53,880

Total accrued expenses and other liabilities	$1,140,046	$137,299

6.	Commitments

The Company has contracted with a CRO, various drug manufacturers, and other vendors to assist in the execution of the Company’s clinical trial and proof-of-concept study, analysis, and the preparation of material necessary for the future filing of an NDA with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

The Company has executed noncancellable operating lease agreements for its corporate offices. Certain of these leases have free and escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. As of December 31, 2008, future minimum lease payments under the noncancellable operating lease agreements are as follows:

2009	$76,313
2010	65,213
2011	66,627
2012	62,436

$270,589

During the quarter ended March 31, 2007, the Company entered into a new lease for its corporate offices in Coral Gables, Florida. The lease provides for fixed increases in minimum annual rent payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The differences between rent expense recorded and the amount paid is credited or charged to accrued expenses and other liabilities in the accompanying balance sheets. Rent expense was $66,028, $44,169 and $18,977, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company’s leases expire on various dates from December 2009 to November 2012.

Obligations under capital leases are not significant.

For commitments related to the Company’s license agreement with Brookhaven, (defined below), see Note 7.

7.	Agreements

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (“Brookhaven”), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine and other addictions. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license in the amount of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of December 31, 2008 it had a contingent liability of approximately $166,000, related to this obligation. Of these costs approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (“FDA”), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount due from the Company to Brookhaven for reimbursement of patent related expenses as of December 31, 2008 was approximately $1.2 million. The Company believes that it is potentially only liable to Brookhaven for the approximately $166,000 described above, and it has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses become due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts related to this liability are accrued in the accompanying December 31, 2008 and 2007 balance sheets.

b.	AGREEMENT WITH CONTRACT MANUFACTURER. The Company has entered into an agreement with a contract manufacturer under which such manufacturer has developed for the Company its version of vigabatrin, CPP-109, for use by the Company in its clinical trials and studies. The contract manufacturer is progress billing the Company under this agreement pursuant to a schedule of payments running concurrently with the work they are performing. The payments are due 30 days from the time of invoicing of the scheduled procedure. During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $249,000, $467,000 and $207,000, respectively, of costs due under this agreement, which were recorded as research and development expenses in the statements of operations.

c.	AGREEMENT WITH CONTRACT RESEARCH ORGANIZATION. The Company has entered into an agreement with a CRO to oversee the Company’s currently on-going U.S. Phase II cocaine clinical trial and methamphetamine proof-of-concept study. See Note 14. The agreement requires certain advances as well as payments based on the achievement of milestones. During the years ended December 31, 2008 and 2007, respectively, the Company paid approximately $4,029,000 and $1,083,000 of costs due under this agreement. Of these payments $314,503 were advanced for future expenses and as such were included in prepaid expenses in the accompanying balance sheet at December 31, 2007.

7.	Agreements (continued)

d.	AGREEMENTS FOR LABORATORY AND OTHER RELATED TRIAL TESTS. The Company has entered into various agreements for laboratory and other testing related to its cocaine clinical trial and methamphetamine proof-of-concept study. The agreements require certain advances as well as payments based on the achievement of milestones. During the years ended December 31, 2008 and 2007 the Company paid approximately $270,000 and $188,000, respectively, in connection with laboratory and other tests related to its U.S. Phase II cocaine clinical trial. In addition, during the year ended December 31, 2008 the Company paid approximately $278,000 in connection with laboratory and other tests related to its methamphetamine proof-of-concept study. At December 31, 2008, approximately $35,000 of these clinical research fees had been advanced upon signing of the contracts and as such have been included in prepaid expenses in the accompanying balance sheet at December 31, 2008.

8.	Related Party Transactions

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and members of the Company’s Scientific Advisory Board, a portion of which were with related parties under common ownership and control. During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $155,000 (including approximately $111,000 of non-cash stock based compensation), $56,000 and $170,000, respectively, in consulting fees to related parties. In addition, as of December 31, 2006, the Company accrued $59,274 related to common stock issuable under certain of these consulting agreements for 10,944 shares, which were issued in March 2007. Fair values ranging from $2.98 to $6.00 per share were used to determine the related expense in 2006. These fair values were based on internal valuations performed by Company management based on the fair value of similar entities and current market conditions. In addition, 65,665 shares of common stock were issued in July 2006 for services performed from January 1, 2006 through June 30, 2006.

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

The Company has an employment agreement with Patrick J. McEnany, its principal stockholder, Chairman, President and Chief Executive Officer. Under this agreement, Mr. McEnany will receive an annual base salary of approximately $341,000 in 2009, and bonus compensation based on performance. This agreement expires in November 2009.

9.	Income Taxes

As of December 31, 2008 and 2007, the Company had deferred tax assets of approximately $7,176,000 and $3,140,000, respectively, of which approximately $6,228,000 and $2,465,000 represent net operating loss carryforwards and start-up costs. The remaining temporary differences represent nondeductible stock option and equity expense. The related deferred tax asset has a 100% valuation allowance as of December 31, 2008 and 2007, as the Company believes it is more likely than not that the deferred tax asset will not be realized. The change in valuation allowance was approximately $4,036,000, $1,619,000 and $1,032,000 in 2008, 2007 and 2006, respectively. There are no other significant temporary differences. The net operating loss carry-forwards of approximately $11,016,000 as of December 31, 2008 will expire at various dates beginning in 2023 and ending in 2028. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation.

The effective tax rate of 0% in all periods presented differs from the statutory rate of 35% due to the valuation allowance and because the Company had no taxable income.

10.	Stockholders’ Equity

Stock split

On October 3, 2006, the Company’s board of directors approved an approximate 1.4592-to-one stock split (effected in the form of a stock dividend). All stock value, common shares outstanding and per share amounts in these financial statements were adjusted retroactively to reflect this split.

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

Common Stock

The Company has 100,000,000 shares of authorized common stock with a par value of $0.001 per share. At December 31, 2008 and 2007, 14,060,385 and 12,527,564 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

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

On June 2, 2008, the Company filed a shelf registration statement with the SEC to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. Under this registration statement the Company may sell common stock periodically to provide additional funds for its operations. The number of shares that the Company can sell and the amount of the gross proceeds that the Company can raise are limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules. On September 12, 2008 the Company filed a prospectus supplement and offered for sale to institutional investors 1,488,332 shares of its common stock at $3.00 per share pursuant to the registration statement. The Company received gross proceeds of approximately $4.5 million before commissions and expenses of approximately $377,000.

In addition, on June 2, 2008 the Company filed two registration statements on Form S-8 to register: (i) shares of restricted common stock and shares of common stock underlying stock options issued under its 2006 Stock Incentive Plan, and (ii) shares of common stock underlying the stock options granted by the Company prior to its IPO.

10.	Stockholders’ Equity (continued)

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share at December 31, 2008 and 2007. No shares of preferred stock were outstanding at December 31, 2008 and 2007.

11.	Stock Compensation Plans

Through July 2006, the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. During July 2006, the Company adopted the 2006 Stock Incentive Plan (the “Plan”). The Plan provides for the Company to issue options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, consultants and scientific advisors of the Company (see Note 2). The measurement date for all these equity instruments issued prior to 2006, other than the options granted to the Company’s Chief Executive Officer in 2002 and 2005, is based on the guidance of EITF 96-18, and accordingly the options are marked to their fair value at the end of each period until the non-employee is fully vested in the award. Share awards generally vest over a period of 3 to 4 years of continuous service and have contractual terms with a maximum of 10 years. Certain awards provide for accelerated vesting if there is a change in control.

The number of shares available for future issuance under the Plan at December 31, 2008 was 1,714,451 shares. The Company issues new shares as shares are required to be delivered upon exercise of all outstanding stock options. No stock options have been exercised to date.

Stock Options

The Company has granted stock options to employees, officers, directors and scientific advisors generally at exercise prices equal to the market price of the common stock at grant date. The options generally vest ratably over three or four years, based on continued employment, with a maximum term of five to 10 years. During the years ended December 31, 2008, 2007 and 2006 the Company recorded non-cash stock-based compensation expense related to stock options totaling $583,836, $520,413 and $948,090, respectively.

Stock option activity under the Company’s written stock option agreements and the Plan for the year ended December 31, 2008 is summarized as follows:

	2008
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	2,568,149	$1.42
Granted	204,000	2.92
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of year	2,772,149	$1.53	$1,884,747

Exercisable at end of year	2,571,890	$1.35	$1,884,747

11.	Stock Compensation Plans (continued)

The following table summarizes information about the Company’s options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.69- $1.37	2,060,417	3.72	$0.89	2,060,417	$0.89
$2.49- $2.98	396,844	3.48	$2.85	323,883	$2.82
$3.15- $4.00	253,000	4.36	$3.59	159,665	$3.61
$6.00	61,888	4.88	$6.00	27,925	$6.00

	2,772,149	3.77	$1.53	2,571,890	$1.35

The weighted-average grant-date fair value of stock options granted during 2008, 2007 and 2006 was $1.67, $2.65 and $5.05, respectively. The total fair value of vested stock options during 2008, 2007 and 2006 was $633,346, $433,736 and $410,451, respectively.

As of December 31, 2008, there was approximately $377,000 of unrecognized compensation expense related to non-vested stock option awards granted under the Plan. That cost is expected to be recognized over a weighted average period of approximately 0.69 years. A summary of the status of our non-vested stock options awards is presented below:

	2008
	Number of Options	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	247,368	$3.64
Granted	204,000	1.61
Vested	(251,109)	2.28
Forfeited	—	—

Nonvested at end of year	200,259	$3.28

Restricted Stock Units

Under the Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity during 2008 and 2007 was as follows:

	2008		2007
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	25,484	$3.61	—	$—
Granted	30,000	3.26	25,484	3.61
Vested	(45,484)	3.29	—	—
Forfeited	—	—	—	—

Nonvested balance at end of year	10,000	$4.03	25,484	$3.61

11.	Stock Compensation Plans (continued)

During the years ended December 31, 2008, 2007 and 2006, the Company recorded non-cash stock-based compensation related to restricted stock units totaling $133,732, $35,930 and $0, respectively. As of December 31, 2008, there was $20,150 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1 year.

12.	Benefit Plan

During 2007, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, all eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. Commencing in 2008, the Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. The Company’s matching contribution for the year ended December 31, 2008 was approximately $30,000.

13.	Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2008 and December 31, 2007:

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$—	$—	$—	$—
Loss from operations	(1,724,032)	(2,463,677)	(2,914,778)	(3,791,458)
Net loss	(1,584,047)	(2,377,440)	(2,855,360)	(3,747,750)
Loss per share — basic and diluted	$(0.13)	$(0.19)	$(0.22)	$(0.27)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007 (1)	December 31, 2007
Revenues	$—	$—	$—	$—
Loss from operations	(1,497,146)	(1,436,988)	(950,426)	(1,142,569)
Net loss	(1,252,078)	(1,208,130)	(734,347)	(944,938)
Loss per share — basic and diluted	$(0.10)	$(0.10)	$(0.06)	$(0.08)

(1)	During the quarter ended September 30, 2007, the Company revised its estimate of accrued license fees, and as a result research and development expenses were reduced by approximately $166,000.

Quarterly basic and diluted net loss per common share were computed independently for each quarter and do not necessarily total to the full year basic and diluted net loss per common share.

14.	Subsequent Event

On March 3, 2009, in order to conserve cash and focus its development efforts on evaluating CPP-109 for the treatment of cocaine addiction, the Company announced that it had halted enrollment in its ongoing U.S. Phase II clinical trial evaluating CPP-109 for the treatment of methamphetamine addiction. The methamphetamine trial is continuing as a smaller proof-of-concept study with the 57 subjects currently enrolled.