Form 10-Q
period 2009-03-31
Catalyst Pharmaceutical Partners, Inc.
filed 2009-05-13
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33057

CATALYST PHARMACEUTICAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle Suite 1370 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 529-2522

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,065,385 shares of common stock, $0.001 par value per share, were outstanding as of May 8, 2009.

CATALYST PHARMACEUTICAL PARTNERS, INC.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,930,017	$11,766,629
Interest receivable	2,691	12,153
Prepaid expenses	213,580	136,374

Total current assets	9,146,288	11,915,156
Property and equipment, net	88,336	96,376
Deposits	13,011	21,436

Total assets	$9,247,635	$12,032,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$737,626	$332,707
Accrued expenses and other liabilities	799,193	1,097,410

Total current liabilities	1,536,819	1,430,117

Accrued expenses and other liabilities, non-current	39,528	42,636

Total liabilities	1,576,347	1,472,753

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,065,385 shares and 14,060,385 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	14,065	14,060
Additional paid-in capital	31,151,728	31,009,459
Deficit accumulated during the development stage	(23,494,505)	(20,463,304)

Total stockholders’ equity	7,671,288	10,560,215

Total liabilities and stockholders’ equity	$9,247,635	$12,032,968

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,		Cumulative Period from January 4, 2002 (date of inception) to March 31,
	2009	2008	2009
Revenues	$—	$—	$—

Operating costs and expenses:
Research and development	2,322,632	1,084,359	17,178,154
General and administrative	721,911	639,673	7,745,173

Total operating costs and expenses	3,044,543	1,724,032	24,923,327

Loss from operations	(3,044,543)	(1,724,032)	(24,923,327)
Interest income	13,342	139,985	1,428,822

Loss before income taxes	(3,031,201)	(1,584,047)	(23,494,505)
Provision for income taxes	—	—	—

Net loss	$(3,031,201)	$(1,584,047)	$(23,494,505)

Net loss per share—basic and diluted	$(0.22)	$(0.13)

Weighted average shares outstanding—basic and diluted	14,065,329	12,552,944

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2009

	Preferred Stock	Common Stock	Paid-in and Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2008	$—	$14,060	$31,009,459	$(20,463,304)	$10,560,215
Issuance of stock options for services	—	—	137,236	—	137,236
Amortization of restricted stock units for services	—	—	5,038	—	5,038
Issuance of common stock	—	5	(5)	—	—
Net loss	—	—	—	(3,031,201)	(3,031,201)

Balance at March 31, 2009	$—	$14,065	$31,151,728	$(23,494,505)	$7,671,288

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,		Cumulative Period from January 4, 2002 (date of inception) through
	2009	2008	March 31, 2009
Operating Activities:
Net loss	$(3,031,201)	$(1,584,047)	$(23,494,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,040	8,207	63,226
Stock-based compensation	142,274	263,404	4,296,173
Change in assets and liabilities:
Decrease (increase) in interest receivable	9,462	22,542	(2,691)
Increase in prepaid expenses and deposits	(68,781)	(66,104)	(226,591)
Increase in accounts payable	404,919	96,712	737,625
Increase (decrease) in accrued expenses and other liabilities	(301,325)	35,257	781,198

Net cash used in operating activities	(2,836,612)	(1,224,029)	(17,845,565)
Investing Activities:
Capital expenditures	—	(1,345)	(94,041)

Net cash used in investing activities	—	(1,345)	(94,041)
Financing Activities:
Proceeds from issuance of common stock	—	—	22,877,436
Proceeds from issuance of preferred stock	—	—	3,895,597
Payment of employee withholding tax related to RSUs	—	(2,010)	(3,410)

Net cash provided by (used in) financing activities	—	(2,010)	26,769,623

Net (decrease) increase in cash	(2,836,612)	(1,227,384)	8,830,017
Cash and cash equivalents at beginning of period	11,766,629	15,943,896	100,000

Cash and cash equivalents at end of period	$8,930,017	$14,716,512	$8,930,017

Supplemental disclosure of non-cash operating activity:
Non-cash incentive received from lessor	$—	$—	$52,320

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

The Company has incurred operating losses in each period from inception through March 31, 2009. The Company has been able to fund its cash needs to date through an initial funding from its founders, four private placements, an initial public offering (“IPO”) in 2006, and a registered direct offering via a shelf registration to institutional investors in 2008.

Capital Resources

The Company estimates that it will require additional funding to be in a position to file a new drug application, or “NDA”, for its initial product candidate, CPP-109 for the treatment of cocaine addiction. This includes funds for both the Phase III clinical trial that the Company’s management believes will be required before an NDA can be filed and for such non-clinical studies as may also be required to file an NDA for CPP-109. The Company will also require additional working capital to support its operations in periods after 2010.

In June 2008, the Company filed a registration statement on Form S-3 in order to be able to sell up to $30,000,000 of its authorized but unissued common stock through future offerings. During September 2008, the Company sold 1,488,332 shares of its common stock under such registration statement at a price of $3.00 per share and received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000. At March 31, 2009, the Company had approximately $25.5 million of authorized but unissued common stock available for future offerings under its shelf registration statement. See Note 8.

On March 3, 2009, the Company announced that in order to conserve cash and focus its development efforts on evaluating CPP-109 for the treatment of cocaine addiction, it has halted enrollment in its ongoing U.S. Phase II clinical trial evaluating CPP-109 for the treatment of methamphetamine addiction. The methamphetamine trial is continuing as a smaller proof-of-concept study with 57 enrolled subjects.

In addition to the filing of the shelf registration statement described above, the Company may raise the additional funds required through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

2.	Basis of Presentation and Significant Accounting Policies.

a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s primary focus is on the development and commercialization of CPP-109, which is the Company’s version of the chemical compound gamma-vinyl-GABA (commonly referred to as vigabatrin) as a potential treatment for drug addiction, including cocaine addiction, methamphetamine addiction and certain obsessive- compulsive disorders.

b.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or for the full 2009 fiscal year.

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

Potentially dilutive common stock equivalents as of March 31, 2009 include (i) stock options to purchase up to 2,806,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) restricted stock units to receive 5,000 shares of common stock that will vest over the next year.

Potentially dilutive common stock equivalents as of March 31, 2008 include (i) stock options to purchase up to 2,627,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 per share and (ii) 15,241 shares of restricted common stock.

2.	Basis of Presentation and Significant Accounting Policies. (continued)

f.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, including U.S. Treasury bills, purchased with an original maturity of three months or less to be cash equivalents. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits throughout the period.

g.	PREPAID EXPENSES. Prepaid expenses include advances under research and development contracts, including advances to the Contract Research Organization (“CRO”) that is overseeing the Company’s U.S. Phase II cocaine clinical trial and methamphetamine proof-of-concept study. Such advances are recorded as expense as the related goods are received or the related services are performed.

h.	STOCK COMPENSATION PLANS. Through July 2006 the Company did not have a formal stock option plan, although stock options were granted pursuant to written agreements. In July 2006 the Company adopted the 2006 Stock Incentive Plan (the “Plan”).

As of March 31, 2009, there were outstanding stock options to purchase 2,806,149 shares of common stock (including options to purchase 453,888 shares granted under the Plan), of which stock options to purchase 2,634,223 shares of common stock were exercisable as of March 31, 2009. Additionally, as of March 31, 2009 there were 55,484 restricted common stock units granted under the Plan, of which 50,484 were vested.

For the three month periods ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2009	2008
Research and development	$71,700	$174,556
General and administrative	70,574	88,848

Total stock-based compensation	$142,274	$263,404

i.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which scopes out leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

2.	Basis of Presentation and Significant Accounting Policies. (continued)

Effective January 1, 2008, the Company adopted SFAS No. 157 for all financial assets and financial liabilities. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 for financial and nonfinancial assets and liabilities did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB ratified Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue No. 07-1”). EITF No. 07-1 requires certain income statement presentation of transactions with third parties and of payments between parties to the arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 on January 1, 2009 had no impact on the Company’s results of operations or financial condition.

3.	Prepaid Expenses.

Prepaid expenses consist of the following:

	March 31, 2009	December 31, 2008
Prepaid insurance	$119,821	$85,750
Prepaid clinical research fees	57,581	35,489
Prepaid rent	5,943	5,701
Other	30,235	9,434

Total prepaid expenses	$213,580	$136,374

4.	Property and Equipment.

Property and equipment, net consists of the following:

	March 31, 2009	December 31, 2008
Computer equipment	$27,211	$27,211
Furniture and equipment	44,175	44,175
Leasehold improvements	80,176	80,176

	151,562	151,562
Less: Accumulated depreciation	(63,226)	(55,186)

Total property and equipment, net	$88,336	$96,376

Depreciation expense for the three month periods ended March 31, 2009 and 2008, was $8,040 and $8,207, respectively.

5.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2009	December 31, 2008
Accrued clinical trial expenses	$751,128	$1,064,539
Deferred rent and lease incentive	11,707	9,966
Accrued compensation and benefits	23,663	1,932
Accrued professional fees	8,775	15,275
Other	3,920	5,698

Current accrued expenses and other liabilities	799,193	1,097,410

Deferred rent and lease incentive- non-current	39,528	42,636

Non-current accrued expenses and other liabilities	39,528	42,636

Total accrued expenses and other liabilities	$838,721	$1,140,046

6.	Commitments.

The Company has contracted with a CRO, various drug manufacturers, and other vendors to assist in the execution of the Company’s clinical trial and proof-of-concept study, analysis, and the preparation of material necessary for the filing of an NDA with the U.S. Food and Drug Administration (“FDA”). The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any costs incurred through the date of termination.

The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (“Brookhaven”), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine and other addictions. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license in the amount of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of the approval of an NDA for CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of March 31, 2009 it had a contingent liability of approximately $166,000, related to this obligation. Of these costs, approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the FDA, and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses as of March 31, 2009 was approximately $1.2 million. The Company believes that it is only liable to Brookhaven for the approximately $166,000 described above, and it has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying March 31, 2009 and December 31, 2008 condensed balance sheets.

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

On June 2, 2008, the Company filed a shelf registration statement with the SEC to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. Under this registration statement the Company may sell common stock periodically to provide additional funds for its operations. The number of shares that the Company can sell and the amount of the gross proceeds that the Company can raise are limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules. On September 12, 2008, the Company filed a prospectus supplement and offered for sale 1,488,332 shares of its common stock at $3.00 per share pursuant to the registration statement. The Company received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000.

9.	Stock Compensation.

Stock Options

During the three month periods ended March 31, 2009 and 2008, the Company granted, respectively, 34,000 and 59,000 common stock options to employees, officers, directors and consultants, generally at exercise prices equal to the market value of the stock at the date of grant. The Company recorded stock-based compensation related to stock options totaling $137,236 and $152,676, during the three months ended March 31, 2009 and 2008, respectively. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $1.66 and $3.23, respectively. The total fair value of vested stock options during the three months ended March 31, 2009 and 2008 was $126,169 and $160,941, respectively.

The calculated value of the employee stock options was determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2009	2008
Risk free interest rate	1.26 to 1.47%	2.84 to 2.98%
Expected term	4 to 5 years	4 to 5 years
Expected volatility	90%	80%
Expected dividend yield	—%	—%
Expected forfeiture rate	—%	—%

As of March 31, 2009, there was approximately $298,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 1.05 years.

9.	Stock Compensation. (continued)

Restricted Stock Units

No restricted stock units were granted during the three months ended March 31, 2009. During the quarter ended March 31, 2008, the Company granted 30,000 restricted stock units. The Company recorded stock-based compensation related to restricted stock units totaling $5,038 and $110,728, respectively, during the three month periods ended March 31, 2009 and 2008. As of March 31, 2009, there was approximately $15,000 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.75 year.

10.	Related Party Transactions.

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. During the three month periods ended March 31, 2009 and 2008, the Company paid approximately $14,000 and $112,000, respectively, in consulting fees to related parties.

11.	Reclassifications.

Certain prior period amounts in the condensed financial statements have been reclassified to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference into it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our product development efforts, including the anticipated timing of receipt of results from our clinical trials, our financing plans and trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by our forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials required for us to file a new drug application for CPP-109, our version of vigabatrin, our ability to complete such trials on a timely basis and within the budgets we establish for such trials, our ability to protect our intellectual property, whether others develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a biopharmaceutical company focused on the development and commercialization of prescription drugs for the treatment of drug addiction and obsessive-compulsive disorders. Our initial product candidate is CPP-109, which is our version of the chemical compound gamma-vinyl-GABA, commonly referred to as vigabatrin. We are currently conducting a clinical trial evaluating the use of CPP-109 in the treatment of cocaine addiction, and a proof-of-concept study evaluating the use of CPP-109 in the treatment of methamphetamine addiction. We also believe that CPP-109 has the potential to treat other addictions, including addictions to nicotine, prescription pain medications, alcohol, and marijuana, as well as obsessive-compulsive disorders such as obesity and compulsive gambling. We intend to develop CPP-109 to treat other forms of addiction, such as those described above, subject to the availability of funding for such purposes.

During July 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial in patients with cocaine addiction. During June 2008, we initiated a similar U.S. Phase II clinical trial evaluating CPP-109 as a treatment for methamphetamine addiction which was subsequently converted into a smaller proof-of-concept study (see Recent Developments section below for a discussion of the status of the cocaine trial and methamphetamine proof-of-concept study).

The successful development of CPP-109 or any other product we may develop, acquire, or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials, proof-of-concept studies, and our other product development activities;

•	the results of future clinical trials, and the number of clinical trials (and the scope of such trials) that will be required to seek and obtain approval of an NDA for CPP-109; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Recent Developments

Status of U.S. Phase II clinical trial for cocaine addiction

In 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with cocaine addiction. We have retained Health Decisions, Inc. as the Contract Research Organization (CRO) to oversee this trial on our behalf. We estimate that the cost of this trial will be approximately $7,850,000 of which approximately $7,052,000 has been incurred through March 31, 2009. We have completed enrollment for this trial, having enrolled 186 cocaine addicted patients at 11 addiction treatment clinical centers in the United States. Patients are being treated for a period of 12 weeks, with an additional 12 weeks of follow-up. The primary endpoint of the trial is to demonstrate that a larger proportion of CPP-109-treated subjects than placebo-treated subjects will be cocaine-free during their last two weeks of treatment (weeks 11 and 12). Additionally, we will be measuring several secondary endpoints based on reductions of cocaine use and craving. To be eligible to participate in this trial, participants had to meet specific clinical standards for cocaine addiction, as specified in DSM-IV, a set of diagnosis guidelines established for clinical professionals. Additionally, trial participants could not meet the DSM-IV criteria for dependence on most other addictive substances. Further, eye safety studies are being conducted on all trial participants before and after the trial to determine the extent of visual field defects among such participants, if any. We expect to have initial top-line results from this trial at the end of the second quarter of 2009. Additional detailed information about our cocaine trial can be found at www.clinicaltrials.gov.

Status of the U.S. proof-of-concept study for methamphetamine addiction

During June 2008, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating patients with methamphetamine addiction. We have retained Health Decisions, Inc. as the CRO to oversee the trial on our behalf. We had planned to enroll 180 methamphetamine addicted patients at 15 addiction treatment clinical centers in the United States. However, on March 3, 2009 we announced that we had decided to halt enrollment in this trial and to convert it to a proof-of-concept study evaluating the results obtained from the 57 patients who had already been randomized into the trial when we made this decision. We made this decision to conserve cash in light of current economic conditions. The patients we enrolled will be treated for a period of 12 weeks. Consistent with this study now being a proof-of-concept study, we will evaluate data related to endpoints based on abstinence and reductions of methamphetamine use and craving for evidence of potential efficacy. We estimate that the cost of this proof-of-concept study will be approximately $4,228,000, of which approximately $3,723,000 has been incurred through March 31, 2009. We expect to have initial top-line results from this proof-of-concept trial during the third quarter of 2009. Additional information about our methamphetamine trial can be found at www.clinicaltrials.gov.

Contemplated clinical trials and proof-of-concept studies

Depending on the results of our cocaine trial, and subject to the availability of funding, we intend to conduct a follow-on “pivotal” U.S. Phase III clinical trial for cocaine addiction that we believe will be required before we can file a NDA for CPP-109. We will also, during this same period, and subject to the availability of funding, complete the non-clinical testing of CPP-109 that will be required to file an NDA. However, there can be no assurance that the FDA will not require additional trials, including one or more additional Phase III trials, or that we will ever receive an approval for any NDA that we may file in the future for CPP-109.

We are also hoping to conduct, subject to the availability of funds, a larger Phase II clinical trial evaluating the use of CPP-109 to treat methamphetamine addiction and additional Phase II pilot studies evaluating the use of CPP-109 for the treatment of other addictions, such as alcohol and nicotine, and obsessive-compulsive disorders.

Discussions with strategic partners

We continue to have discussions with potential strategic partners interested in working with us on the development and/or the sales and marketing of CPP-109. These discussions are very preliminary and may not result in relationships that we determine to pursue, and no agreements have been entered into to-date with any potential strategic partners.

Update on clinical studies that we support

We provided financial support for an investigator-initiated 103 patient, Phase II, randomized, double-blind, placebo controlled trial that was conducted as a single site in Mexico City, Mexico, during 2007 evaluating the use of vigabatrin to treat cocaine addicts. We reported on the positive top-line results from that trial in December 2007.

In May 2009, we were advised by Jonathan Brodie, MD, PhD, who is one of our scientific advisors, that an article reporting on the results of that trial has been accepted for publication by The American Journal of Psychiatry, a world-leading peer-reviewed medical journal. The paper entitled: “Randomized, Double-Blind, Placebo-Controlled Trial Of Vigabatrin For The Treatment Of Cocaine Dependence In Mexican Parolees” was authored by Dr. Brodie, Brady G. Case, MD, Emilia Figueroa, MD, Stephen L. Dewey, PhD, James A. Robinson, MEd, Joseph A. Wanderling, MA and Eugene M. Laska, PhD and suggests that vigabatrin may be effective in the treatment of cocaine addiction. We do not yet know when the article will be published.

Intent to seek governmental funding opportunities available as a result of the American Recovery and Reinvestment Act of 2009 (ARRA)

We are actively taking steps to seek governmental grants from the National Institutes of Health (“NIH”), the National Institute of Drug Abuse (“NIDA”), or other appropriate agencies that operate under the NIH umbrella, for a portion of the required funding for our clinical and non-clinical trials. Several of our clinical collaborators are also seeking governmental funding for proof-of-concept studies evaluating the use of CPP-109 for the treatment of various addictions. With the recent passage of the ARRA, such funding appears to now be available for drug development projects. However, there can be no assurance that we and/or our clinical collaborators will receive any government grants to support our research.

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

Selling and marketing expenses

We do not currently have any selling or marketing expenses, as we have not yet received approval for the commercialization of CPP-109. We expect to have a sales force in place to commence our selling efforts immediately upon receiving approval of such NDA, of which there can be no assurance.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate and administrative functions. Other costs include administrative facility costs, regulatory fees, and professional fees for legal, information technology, accounting and consulting services.

Stock-based compensation

We recognize costs related to the issuance of stock-based awards to employees, directors, consultants and scientific advisors by using the estimated fair value of the award at the date of grant, in accordance with SFAS 123R.

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2009 and December 31, 2008, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”. We utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Our expected volatility is based on the historical volatility of other publicly traded companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. During the three months ended March 31, 2009 and 2008, the Company granted 34,000 and 59,000 options, respectively. For the three months periods ended March 31, 2009 and 2008, respectively, the assumptions used were an estimated annual volatility of 90% and 80%, average expected holding periods of four to five years, and risk-free interest rates of 1.26% to 1.47% and 2.84% to 2.98%.

Results of Operations

Revenues. We had no revenues for the three month periods ended March 31, 2009 and 2008.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2009 and 2008 were $2,322,632 and $1,084,359, respectively, including stock-based compensation expense in each of the three month periods of $71,700 and $174,556, respectively. Research and development expenses, in the aggregate, represented approximately 76% and 63% of total operating costs and expenses, respectively, for the three months ended March 31, 2009 and 2008. The stock-based compensation is non-cash and relates to the expense of stock options awards and restricted stock unit awards to our employees, officers, directors and scientific advisors. Our expenses for research and development for the three month period ended March 31, 2009 grew significantly compared to amounts expended in the same period in 2008 as we incurred expenses for services related to our Phase II clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction and our proof-of-concept study evaluating CPP-109 for use in the treatment of methamphetamine addiction.

We expect that costs related to research and development activities will decrease in the near future as we near completion of our U.S. Phase II cocaine clinical trial, and as a result of our conversion of the methamphetamine clinical trial to a smaller proof-of-concept study. These costs may be offset by expenses related to other product development activities if additional funding becomes available to the Company.

Selling and Marketing Expenses. We had no selling and marketing expenses during the three months ended March 31, 2009 and 2008. We anticipate that we will begin to incur sales and marketing expenses when we file an NDA for CPP-109, in order to develop a sales organization to market CPP-109 and other products we may develop upon the receipt of required approvals.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2009 and 2008 were $721,911 and $639,673, respectively, including stock-based compensation expense in each of the three months periods of $70,574 and $88,848, respectively. General and administrative expenses represented 24% and 37%, respectively, of total operating costs and expenses, for the three months ended March 31, 2009 and 2008. The increase of $82,238 in general and administrative expenses for the three months ended March 31, 2009 when compared to the same period in 2008 is due primarily to increases in payroll expenses and benefits and professional fees, as we expanded our administrative staff, offset by a decrease in non-cash stock based compensation. General and administrative expenses include among other expenses, management’s salaries and benefits, office expenses, legal and accounting fees and travel expenses for certain employees and consultants, directors and members of our Scientific Advisory Board. We expect general and administrative costs to remain relatively constant through the end of 2009.

Stock-Based Compensation. Total stock based compensation for the three months ended March 31, 2009 and 2008 was $142,274 and $263,404, respectively. The reduction in expense from the comparable period in 2008 was mostly due to a decrease in the amount of granted awards vesting immediately. As of March 31, 2009, we had outstanding stock options to purchase 2,806,149 shares of our common stock, of which options to purchase 2,634,223 shares were vested and options to purchase 171,926 shares were unvested. We also have granted restricted stock units to receive 55,484 shares of common stock as of March 31, 2009, of which 50,484 had vested at that date.

Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements, IPO and Shelf Offering. The decrease in interest income in the three month period ended March 31, 2009 when compared to the same period in 2008 is due to lower interest rates and lower investment amounts as we use the remaining proceeds from our IPO and Shelf Offering to fund our operations. All such funds were invested in bank savings accounts, money market funds, short term interest bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.

Income taxes. We have incurred net operating losses since inception. For the three month periods ended March 31, 2009 and 2008, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds of private placements, the IPO and the Shelf Offering. At March 31, 2009, we had cash and cash equivalents of $8.9 million and working capital of $7.6 million. At December 31, 2008, we had cash and cash equivalents of $11.8 million and working capital of $10.5 million. At March 31, 2009, substantially all of our cash and cash equivalents were deposited with one financial institution. We had cash balances at certain financial institutions in excess of federally insured limits throughout the quarter.

We have to date incurred operating losses, and we expect these losses to continue into the future as we seek to conduct the clinical trials and non-clinical studies that will be required before we can commercialize CPP-109. We anticipate using current cash on hand to finance these activities. It may take several years to obtain the necessary regulatory approvals to commercialize CPP-109 in the United States.

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

At the present time, we estimate that we will require additional funding to complete: (i) the Phase III clinical trial that we believe we will be required to complete before we are in a position to file an NDA for CPP-109, and (ii) the non-clinical testing of CPP-109 that we believe we will be required to complete before we can file an NDA for CPP-109. We will also require additional working capital to support our operations in periods after 2010.

We expect to raise any required additional funds through public or private equity offerings, corporate collaborations or other means. We also intend to seek governmental grants for a portion of the required funding for our clinical trials and non-clinical trials. We may also seek to raise new capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

On June 2, 2008, we filed a shelf registration statement with the SEC to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. The number of shares we can sell and the amount of proceeds we can raise from the sale of such shares are limited to 20% of outstanding common stock and 33% of our public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules. There can be no assurance that we will be able to successfully sell any additional shares under this shelf registration.

On September 12, 2008, we filed a prospectus supplement and offered for sale 1,488,332 shares of our common stock at $3.00 per share pursuant to the registration statement, and the prospectus. We received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000 for the sale of 1,488,332 shares of common stock to institutional investors.

As of March 31, 2009, we had approximately $25.5 million of authorized but unissued common stock available for future offerings under the shelf registration. However, there can be no assurance that we will be able to sell additional shares under our shelf registration statement.

Cash Flows

Net cash used in operations was $2,836,612 and $1,224,029, respectively, for the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009, net cash used in operating activities was primarily attributable to our net loss of $3,031,201 and increases of $68,781 in prepaid expenses and deposits and $301,325 in accrued expenses and other liabilities. This was offset in part by $150,314 of non-cash expenses, a decrease of $9,462 in interest receivable, and an increase of $404,919 in accounts payable. During the three months ended March 31, 2008, net cash used in operating activities was primarily attributable to our net loss of $1,584,047 and an increase in prepaid expenses and deposits of $66,104. This was offset in part by $271,611 of non-cash expenses, a decrease of $22,542 in interest receivable, and increases of $96,712 in accounts payable and $35,257 in accrued expenses and other liabilities. Non-cash expenses include depreciation and stock-based compensation expense.

No cash was provided by (used in) investing activities during the three months ended March 31, 2009. Net cash used in investing activities for the three months ended March 31, 2008 was $1,345. Such funds were used primarily for purchases of computer equipment and furniture.

No cash was provided by (used in) financing activities for the three months ended March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2008 was $2,010. Such funds were used for the payment of employee withholding tax related to vesting of restricted stock units.

Contractual Obligations

We have entered into the following contractual arrangements:

•

Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such obligation is approximately $166,000 at March 31, 2009 and December 31, 2008. See “Dispute with Brookhaven” below.

•

Payments to our contract manufacturer. We estimate that we will pay our contract manufacturer approximately $1,095,000, with payments to be based on the achievement of milestones relating to the schedule of work that it has agreed to perform for us. At March 31, 2009, we had paid approximately $930,000 of this amount.

•

Payments to our CRO. We estimate that we will pay our CRO approximately $6,661,000 and $3,417,000, respectively, for our U.S. Phase II cocaine trial and methamphetamine proof-of-concept study, with payments based on the achievement of milestones relating to the agreed upon service agreement. At March 31, 2009, we had paid approximately $4,841,000 and $2,509,000 of these amounts, respectively.

•

Payments for laboratories and other trial related tests. We estimate that we will pay approximately $770,000, in connection with laboratories and other tests related to our U.S. Phase II cocaine clinical trial. At March 31, 2009, we had paid approximately $636,000 of this amount. In addition, we estimate we will pay approximately $499,000 in connection with laboratories related to our methamphetamine proof-of-concept study. At March 31, 2009, we have paid approximately $370,000 of this amount, $58,000 of which has been advanced upon signing of the contracts and as such has been included in prepaid expenses in the accompanying condensed balance sheet at March 31, 2009.

•	Employment agreements. We had entered an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $341,000 per annum.

•	Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $6,000 per month.

Dispute with Brookhaven

Brookhaven has formally advised us that they believe that the amount due them for patent related expenses as of March 31, 2009 was approximately $1.2 million. We believe that we are only liable to Brookhaven for the approximately $166,000 described above, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As we have not filed an NDA for CPP-109, no amounts are accrued relating to this matter in the accompanying March 31, 2009 and December 31, 2008 balance sheets.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of March 31, 2009 and December 31, 2008 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which scopes out leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted SFAS No. 157 for all financial assets and financial liabilities. Effective January 1, 2009, we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 for financial and nonfinancial assets and liabilities did not have a material impact on our results of operations or financial condition.

In December 2007, the FASB ratified Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue No. 07-1”). EITF No. 07-1 requires certain income statement presentation of transactions with third parties and of payments between parties to the arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 on January 1, 2009 had no impact on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this section.

ITEM 4T.	CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2008, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: May 13, 2009

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