Form 10-K
period 2010-12-31
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2011-03-31
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting, and non-voting common equity held by non-affiliates was $12,340,451.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,654,680 shares of common stock, $0.001 par value per share, were outstanding as of March 25, 2011.

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders. The proxy statement with respect to the 2011 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

CATALYST PHARMACEUTICAL PARTNERS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

Exhibits Filed with this Form 10-K

EX-23.1 Consent of Independent Registered Public Accounting Firm

EX-31.1 Section 302 Certification of CEO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of CEO

EX-32.2 Section 906 Certification of CFO

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

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Although we believe that these statements are based upon reasonable assumptions, we cannot provide any assurances regarding future results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Caution Concerning Forward-Looking Statements.”

Item 1.	Business

Overview

Catalyst Pharmaceutical Partners, Inc. is a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting addiction and diseases of the central nervous system. We have two drugs in development. We are currently evaluating our lead drug candidate, CPP-109 (our version of vigabatrin, a GABA aminotransferase inhibitor) for the treatment of cocaine addiction. CPP-109 has been granted “Fast Track” status by the U.S. Food & Drug Administration (FDA) for the treatment of cocaine addiction, which indicates that the FDA has recognized that CPP-109 is intended for the treatment of a serious or life-threatening condition for which there is no effective pharmacological treatment and which demonstrates the potential to address unmet medical needs. We also hope to evaluate CPP-109 for the treatment of other addictions. Further, we are in the early stages of developing CPP-115, which is another GABA aminotransferase inhibitor that, based on our non-clinical studies to date, we believe is more potent than vigabatrin but has reduced side effects (e.g., visual field defects, or VFDs) from those associated with vigabatrin. We are planning to develop CPP-115 for several indications, including drug addiction, epilepsy and for use in the reduction or elimination of addictive liability in the treatment of pain. We believe that we control all current intellectual property for drugs that have a mechanism of action related to inhibition of GABA aminotransferase.

The successful development of CPP-109, CPP-115 or any other product we may acquire, develop or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our non-clinical studies, human proof-of-concept studies and clinical trials, and other product development activities;

•

the results of our non-clinical studies, human proof-of-concept studies and clinical trials and the number and scope of such studies and trials that will be required for us to seek and obtain approval of new drug applications (NDAs) for CPP-109 and/or CPP-115; and

•	the expense of filing, and potentially prosecuting, defending and enforcing our patent claims and other intellectual property rights.

At the present time, we estimate that we have sufficient cash resources to complete (i) the non-clinical studies that we currently believe will be required in order for us to file an investigational new drug application (IND) for CPP-115, (ii) an initial Phase I clinical trial evaluating the safety of CPP-115 in humans, and (iii) the U.S. Phase II(b) clinical trial of CPP-109 that we are jointly conducting with the National Institute on Drug Abuse (NIDA). We also believe that we have sufficient working capital to support our operations through at least the third quarter of 2012. However, we will need additional funding to complete any other non-clinical studies or clinical studies and trials of CPP-109 and CPP-115. There can be no assurance that we will ever be able to commercialize either of our drug candidates.

Our Drug Candidates

The following table summarizes key information regarding our drug candidates:

Drug Candidate	Indications	Current Status
CPP-109	Addiction	Conducting a Phase IIb clinical trial in conjunction with NIDA and the Veterans Administration (VA)

CPP-115	Addiction, Epilepsy	Conducting IND-enabling non-clinical studies

Mechanism of Action

We believe that our drug candidates, CPP-109 and CPP-115, will be effective treatments for addiction and that our drug candidate, CPP-115, will be an effective treatment for epilepsy because they increase GABA levels through the inhibition of GABA-aminotransferase (GABA-AT). In the case of epilepsy, increased GABA decreases the overall excitability by raising the action potential threshold of many neurons. In the case of addiction, increased GABA dampens the perception of pleasure and reward associated with increased levels of dopamine brought about by all drugs of abuse, but most notably by stimulants like cocaine and methamphetamine. Addictive drugs have been shown to block or overwhelm mechanisms involved in the removal of dopamine from synaptic clefts in the mesolimbic pathways of the brain, resulting in highly elevated levels of dopamine available to stimulate receptors and a dramatically heightened sense of pleasure or reward.

GABA, the most abundant inhibitory neurotransmitter in the brain, inhibits over-excitation of neurons. When GABA binds to a GABA receptor, it raises the action potential threshold of that neuron and inhibits the post-synaptic neuron from “firing” and triggering the release of neurotransmitters and sending a signal to subsequent neurons. GABA helps induce relaxation and sleep, and contributes to functions such as motor control and vision. GABA-AT is responsible for the eventual breakdown of GABA and helps to balance the inhibitory effects of GABA. Disease states like addiction and epilepsy that result from excessive neuronal activity are treatable by enhancing the amount of endogenous GABA in the brain through the blockade of GABA-AT.

CPP-109 and CPP-115 are GABA analogs that inhibit GABA-AT. They are readily absorbed and promptly available to the central nervous system, producing effects that last for many hours after a single dose. Therefore, administration of these drugs results in significantly elevated GABA levels. Due to the fact that these drugs are not “receptor active”, their administration does not appear to affect the baseline levels of dopamine, nor those variations in dopamine levels caused by normal stimuli. CPP-115, which works by the same mechanisms and is structurally similar to CPP-109, exhibits similar neurochemical behavior. We believe that the similarities between CPP-115 and the well characterized drug, CPP-109, will simplify the development of CPP-115 because potential development risks can be predicted and managed.

History and Side Effect Profile of Vigabatrin

Vigabatrin has been marketed over the past decade in over 30 countries by Sanofi-Aventis and its predecessors under the brand names Sabril®, Sabrilex® and Sabrilan® (hereinafter referred to as “Sabril®”) as an adjunct (add-on) treatment for adult epilepsy and as a primary treatment for the management of infantile spasms. The composition of matter patents for Sabril® in the U.S. expired more than ten years ago. On August 21, 2009, the FDA approved two NDAs for Sabril® for the treatment of infantile spasms and as an adjunctive therapy for adult patients with refractory complex partial seizures who have failed several treatments with other anti-epileptic drugs. The NDAs are for different formulations of Sabril® and both NDAs are held by Lundbeck Inc. (Lundbeck). Because of the risks of visual field damage associated with vigabatrin, Sabril® was approved under an FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) program and is only available through a special restricted distribution program approved by the FDA.

In chronic use for the treatment of epilepsy, vigabatrin has been generally well tolerated with lower than average neurological side effects compared to other approved epilepsy therapies. The most common side effects reported have been drowsiness and fatigue. However, one clearly established adverse side effect is the development, of peripheral visual defects, or VFD’s. VFDs occur in approximately 33% of users when cumulative dosage levels of vigabatrin approach approximately 1,500 grams. These VFDs are manifest as a constriction of the peripheral field of vision.

Based on available information as described above, we believe that VFDs occur at cumulative doses far higher than the total dosage amount we anticipate will be used for addiction treatment. To date, we believe that no subjects treated in the trial conducted in Mexico (described herein), or in our U.S. Phase II cocaine trial or methamphetamine human proof-of-concept study, have shown any evidence of VFD’s.

CPP-115 is structurally similar to vigabatrin. Due to these similarities, we believe that these two drugs will share a number of biochemical features related to absorption, metabolism, and elimination, and our non-clinical studies of CPP-115 to date support our expectations. However, based upon our non-clinical studies of CPP-115 to date, we expect that there will be a significant reduction, and possibly elimination, of VFDs from the use of CPP-115 compared to vigabatrin. However, there can be no assurance that this will ultimately prove to be the case.

CPP-109 (Vigabatrin) To Treat Addiction

In 2002, we obtained from Brookhaven National Laboratory (Brookhaven) an exclusive license for several patent and patent applications to develop vigabatrin as a treatment for cocaine and other addictions. We have been granted Fast Track status for CPP-109 from the FDA for cocaine addiction. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA is directed to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast Track designation emphasizes communication between us and the FDA and affords us benefits that may help to expedite the approval process. For example, Fast Track designation affords us the potential to submit an NDA for CPP-109 on a rolling, or modular, basis, allowing the FDA to review sections of the NDA in advance of receiving our full submission. The designation also means that we may have increased communications with the FDA regarding the design of our clinical studies, which we hope will expedite the development and review of our application for the approval of CPP-109 for cocaine addiction and provide greater certainty overall in the regulatory pathway. However, there can be no assurance that our receipt of Fast Track status will assist us in the regulatory process for CPP-109.

CPP-115 for the Treatment of Addiction and Epilepsy

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

The development efforts of CPP-115 were led by Dr. Richard B. Silverman, the John Evans Professor of Chemistry at Northwestern University (Northwestern). Dr. Silverman, who holds 41 patents, is the inventor of pregabalin, also known as Lyrica® , which is marketed by Pfizer. His goal in inventing the compound that became CPP-115 was to mimic the mechanism of action of vigabatrin, while making it both more potent and specific.

CPP-115 works by the same mechanism of action as CPP-109; the inhibition of GABA aminotransferase, which leads to increased brain GABA levels that reduce epileptogenesis or dampens the addiction reinforcing dopamine surge. We believe that CPP-115 and vigabatrin are the only two GABA aminotransferase inhibitors, either under development or marketed at this time, and that our patent estates for CPP-109 and CPP-115 are the only existing, currently in force, intellectual property rights for drugs with this primary mode of action.

CPP-115 has been shown to be at least 200 times more potent than CPP-109, our version of vigabatrin, in both in-vitro and animal model studies. The increased potency could enable the development of superior or alternative dosage forms and routes of administration compared with the marketed version of vigabatrin, Sabril ® (which is marketed in the U.S. by Lundbeck for infantile spasms and refractory complex partial seizures that have failed to be effectively treated by several pharmacological treatments). Based on non-clinical studies completed to date, CPP-115 has a superior specificity to GABA aminotransferase and we believe, will have a better side effect profile (e.g. less visual field defects) compared with Sabril ®.

Our Strategy

Our strategy is to become a leading biopharmaceutical company focused on the in-licensing and development of proprietary drug candidates for the treatment of selected diseases of the central nervous system. Our near-term strategy is to focus on the regulatory approval of CPP-109 for the treatment of cocaine addiction and to initially demonstrate the safety and efficacy of CPP-115 for the treatment of addiction and epilepsy. Our long-term strategy is to gain approvals for additional indications for CPP-109, including methamphetamine addiction, and to initially gain approval for CPP-115 to treat addiction and epilepsy. Specifically, we intend to:

•

Focus on CPP-109 for cocaine addiction. A pharmacological treatment for cocaine addiction addresses a significant unmet medical need, and we believe that our receipt of Fast Track status from the FDA for CPP-109 for cocaine addiction may facilitate the regulatory approval process. In the second quarter of 2010, we announced that we signed a Clinical Trial Agreement (“CTA”) with NIDA to conduct a U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction. This trial was initiated in the fourth quarter of 2010 and we expect to have top-line data in the third quarter of 2012. Assuming success, we expect that this trial will serve as one of the adequate and well controlled trials required to support approval of an NDA.

•

Complete IND Enabling Studies, File an IND and commence a Phase I human clinical trial for CPP-115. Over the last few months, we have completed a series of non-clinical studies that evidenced critical safety and efficacy characteristics of CPP-115 for the treatment of cocaine addiction and epilepsy. We hope to complete the non-clinical studies required to file an IND for CPP-115 during the summer of 2011 and to file an IND for CPP-115 shortly thereafter. We also hope to commence a Phase I human clinical trial evaluating the safety of CPP-115 during the latter part of 2011.

•

Develop additional indications for CPP-109. The mechanism of action of CPP-109 makes it suitable as a potential treatment for addiction and obsessive-compulsive disorders that share the common element of heightened dopamine levels. Research indicates that CPP-109 is a platform technology with the potential to treat other conditions involving heightened dopamine levels such as addictions to methamphetamine, nicotine, prescription pain medications, alcohol, marijuana and obsessive-compulsive disorders. We hope to develop CPP-109 for one or more of these additional indications.

•

Identify strategic partners for specific indications. We believe that one or more pharmaceutical companies may be interested in working with us to develop and/or market CPP-109 and CPP-115 in the U.S. and/or Europe. Over the last few months, we have held preliminary discussions with several parties regarding potential transactions, but no agreements have been entered into to date.

Our Potential Markets

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

Despite the significant public health implications, there are very few therapies approved for the treatment of addiction, either in the United States or in the rest of the world. Further, there are no therapies currently approved for stimulant addiction to substances, such as cocaine and methamphetamine. We believe that currently approved drugs for addiction treatment, as well as compounds under development (other than CPP-109 and CPP-115), are subject to the following limitations:

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

We believe that CPP-109 and CPP-115 do not suffer from these limitations and therefore, if approved, both will have the potential to become a widely prescribed, safe and effective treatment for cocaine, methamphetamine and other addictions.

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

Addiction is a worldwide health problem that affects millions of people and has wide-ranging negative social consequences. Drug addiction not only ruins the lives of addicts and their families, but costs America billions of dollars. NIDA estimates the total cost of substance abuse in the United States at more than $484 billion per year. Federal, state and local governments pay costs associated with medical treatment, social work, criminal investigation, court proceedings, incarceration and controlling drug traffic. Illicit drug use is associated with HIV-AIDS and hepatitis C through sharing contaminated needles, while drug use during pregnancy passes severe medical effects to the next generation.

According to NIDA, there are no pharmacologic treatments for cocaine addiction currently approved for marketing by the FDA. We believe that other therapies being developed for the treatment of cocaine addiction, but not yet approved for marketing, suffer from the significant limitations discussed earlier which have not been exhibited to date by CPP-109 or CPP-115.

The 2009 report of the National Center on Addiction and Substance Abuse at Columbia University found that in 2005 federal, state and local government spending as a result of substance abuse and addiction was at least $467.7 billion, which amounted to 10.7 percent of their entire $4.4 trillion budgets. Of every dollar federal and state governments spent on substance abuse and addiction in 2005, 95.7 cents went to “shoveling up the wreckage” and only 1.9 cents on prevention and treatment and 0.4 cents on research.

In 2009, an estimated 21.8 million people in the United States aged 12 or over were current users of illicit drugs (defined as usage in the past month), according to the National Survey on Drug Use and Health, published by SAMHSA, which we refer to as the SAMHSA survey. This represents 8.7% of the total population aged 12 or older. This rate was higher than the rate in 2008 (8.0%), 2007 (8.0%), 2005 (8.1%) and 2004 (7.9%).

According to the SAMHSA survey, an estimated 1.6 million people, or 0.7% of the population aged 12 or over, had used cocaine in the month preceding the survey. Additionally, in 2009, approximately 617,000 people aged 12 or over had used cocaine for the first time within the preceding 12 months, an average of approximately 1,700 new users per day. In addition, approximately 787,000 patients received treatment for cocaine abuse in 2009.

According to the SAMHSA survey, the number and percentage of past-month nonmedical users of stimulants increased from 904,000 (0.3%) in 2008 to 1.3 million (0.5%) in 2009, based in part on a significant increase in methamphetamine users, from 314,000 (0.1%) to 502,000 (0.2%). This represents a reversal of a trend that had seen methamphetamine use fall from 2006 to 2008.

According to the SAMHSA survey, in 2009, approximately 5.2 million people, or 2.1% of the population aged 12 or over took prescription pain relievers for non-medical purposes in the month preceding the survey, as compared to approximately 4.7 million people, or 1.9% of the population aged 12 or over according to the 2008 survey. Further, approximately 17.1 million people aged 12 or over in the United States were classified as heavy drinkers in 2009. Additionally, there are approximately 16.7 million persons aged 12 or over who used marijuana in the month preceding the survey and approximately 1.2 million people sought treatment in 2009. Finally, obsessive-compulsive disorders such as compulsive gambling have been shown to have similar dopamine-related mechanisms of action to drug addiction and affect millions of persons in the United States and around the world.

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

We will focus our development efforts for CPP-115 on its use as a treatment for adult complex partial seizures and infantile spasms.

In complex partial seizures, consciousness is altered. Patients may exhibit automatisms (automatic repetitive behavior) such as walking in a circle, sitting and standing, or smacking their lips together. Often accompanying these symptoms are the presence of unusual thoughts, such as the feeling of déjà vu, uncontrollable laughing, fear, visual hallucinations, and experiencing unusual unpleasant odors. These symptoms are thought to be caused by abnormal discharges in the temporal lobe.

An infantile spasm (IS) is a specific type of seizure seen in an epilepsy syndrome of infancy and childhood. The onset of infantile spasms is usually in the first year of life, typically between 4-8 months. The seizures primarily consist of a sudden bending forward of the body with stiffening of the arms and legs; some children arch their backs as they extend their arms and legs. Spasms tend to occur upon awakening or after feeding, and often occur in clusters of up to 100 spasms at a time. Infants may have dozens of clusters and several hundred spasms per day. Infantile spasms usually stop by age five, but may be replaced by other seizure types.

According to the Epilepsy Foundation, there are about 2.5 million epilepsy patients in the United States, with approximately 180,000 new cases diagnosed in the U.S. each year. Worldwide, 50 million people are estimated to have epilepsy. The incidence of epilepsy appears to depend somewhat on the age of the individual. The risk of epilepsy from birth through age 20 is approximately 1%. Within this group, incidence is highest during the first year of life and increases somewhat at the onset of puberty. From age 20 to 55 it decreases again, but increases after age 55.

Anti-epileptic drugs work through a variety of mechanisms, including inhibition of sodium ion channels and the enhancement of GABA. Although the different types of epilepsy vary greatly, in general, medications can only control seizures in about two-thirds of patients. CPP-115, like vigabatrin (CPP-109), is a GABA-AT inhibitor, and we are developing it for both drug addiction (cocaine addiction) and epilepsy (specifically, infantile spasms and complex partial seizures). Based on the historic use of vigabatrin in treating epilepsy, we believe that CPP-115 may ultimately work best as an adjunct therapy to existing drugs.

Vigabatrin is used in over 30 countries for the treatment of infantile spasms and for the treatment of adult complex partial seizures in patients who have failed several treatments. On August 21, 2009, Sabril® was approved for these indications in the United States. Although vigabatrin (CPP-109) is one of the drugs in our development pipeline, we have no plans to develop CPP-109 for the treatment of epilepsy.

Our Clinical Trials

CPP-109

In 2007, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II clinical trial evaluating the use of CPP-109 in treating subjects addicted to cocaine. The trial enrolled 186 cocaine addicted patients at 11 addiction treatment clinical centers throughout the United States. Patients were treated for a period of 12 weeks, with an additional 12 weeks of follow-up. On May 29, 2009, we announced that the top-line data from this trial showed that CPP-109 did not demonstrate statistical significance in the primary endpoint—that a significantly larger proportion of CPP-109 treated subjects than placebo-treated subjects were cocaine free during the last two weeks of the treatment period (weeks 11 and 12).

On September 30, 2009, we announced additional results from our U.S. Phase II cocaine clinical trial. Based on post hoc analyses for vigabatrin levels in urine samples collected during the trial, we have concluded that less than 40% of the trial subjects were medication compliant. As a result, we now believe that the trial was inadequately powered to properly test the efficacy of CPP-109 for the treatment of patients with cocaine addiction. On the basis of a comprehensive review of the trial data, however, we concluded that: (i) CPP-109 was safe and well tolerated; and (ii) while there were no statistically significant differences between active and placebo groups for the protocol-specified primary and secondary efficacy endpoints, there were positive and consistent data trends observed in favor of CPP-109 across measures of cocaine abstinence, reduction in cocaine use, and reduction in use days.

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

Consistent with previously published addiction trials conducted by other parties, the protocol of our cocaine trial assessed subjects’ medication compliance based on self reporting and on counting the unused medication returned by subjects. The subjects self-reported a compliance level of greater than 85%, which was inconsistent with our urine data. This low medication compliance effectively reduced the power of the study, because not all subjects in the treatment group were actually treated. However, analyses of subject responses, corrected for poor medication compliance, makes the response ratios observed in our trial more consistent with the results reported by Dr. Jonathan Brodie et al. in a double-blind, placebo-controlled, 103-patient Phase II trial evaluating vigabatrin for the treatment of cocaine addiction that was completed in Mexico in 2007 (the results of which trial were published in The American Journal of Psychiatry in November 2009).

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

On September 30, 2009, we announced the top-line results of our proof-of-concept study. The results showed that there was a 2.5 times higher rate of abstinence in the last two weeks of the study in the vigabatrin group versus the placebo group. While we consider this to be an encouraging trend, the results were not statistically significant due to the small sample size. We also believe that medication compliance, similar to the cocaine trial, was also below expectations.

Based on the results from our Phase II cocaine trial and our Phase II methamphetamine proof-of-concept study, we expect that the data from those studies will be treated as supportive of any NDA application that we file.

On April 13, 2010, we signed a Clinical Trial Agreement (CTA) with NIDA to jointly conduct a U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction (the Phase II(b) Trial). As part of the CTA, NIDA, under their agreement with the Veterans Administration Cooperative Studies Program, has agreed to provide substantial resources towards the completion of the Phase II(b) Trial. It is anticipated that this double-blind, placebo-controlled trial, which is being conducted at twelve leading addiction research facilities across the United States, will recruit approximately 200 subjects. The Phase II(b) Trial, which is being overseen by us, NIDA and the VA, was initiated in November 2010 and we expect to have top line data in the third quarter of 2012. The Phase II(b) Trial is designed to confirm the safety and efficacy of CPP-109 for the treatment of cocaine addiction and if successful, we believe it will qualify as one of the adequate and well controlled trials required to support approval of an NDA for CPP-109.

Pursuant to the CTA, we will provide the study drug (and matching placebo) to the VA Clinical Pharmacy to be packaged suitably for use in the Phase II(b) Trial. In conjunction with NIDA and the VA, we have developed the Phase II(b) Trial protocol and informed consent and have submitted such documents to the FDA for review. We will also be responsible for, among other duties, funding patient recruitment activities and advertising for the Phase II(b) Trial, establishing and funding a contract with a vendor capable of decrypting and converting the visual field data obtained from study subjects into a format analyzable by the VA statisticians who will interpret the study data, and, if requested, funding the treatment costs of up to 25 study subjects. Further, pursuant to the CTA, NIDA has provided input on the protocol and informed consent and will, under their agreement with the VA, solicit, recruit and fund qualified study sites and investigators. NIDA has also presently contracted to treat more than 200 study subjects. Finally, NIDA, through its agreement with the VA, will provide clinical monitoring of all sites, pursuant to the CTA.

The CTA terminates on April 13, 2015 or upon the completion of the Phase II(b) Trial, whichever comes first, except that the CTA may be extended for two further periods of two years each by agreement of the parties if it is necessary to complete the Phase II(b) Trial. Either party may terminate the CTA upon 60 days’ notice without cause, or upon 30 days’ written notice for cause. Both NIDA and we have continuing rights under the CTA if the CTA is terminated. Among other obligations, this includes an obligation of each party to continue their respective obligations under the CTA until all study subjects enrolled in the trial at the time of such termination have completed the trial and continuing duties of confidentiality.

The protocol for the Phase II(b) Trial has been designed to attempt to mitigate compliance issues that were observed in our previous U.S. Phase II cocaine clinical trial and our Phase II methamphetamine proof-of-concept study. In the Phase II(b) Trial, subjects will be observed taking their medication on the days that they are at the trial sites for tests and therapy. Urine samples collected from subjects will also be monitored to determine whether trial subjects are taking their medication (CPP-109 or placebo). Further, the subjects will also undergo therapy once per week and will received substantially lower compensation for participation than in our previous trials. Finally, the trial is being conducted at twelve treatment oriented centers, and the patient recruitment firm that is working with us on this trial has been directed to target trial subjects who appear to be genuinely interested in seeking treatment to overcome their addiction to cocaine. Although there can be no assurance, we believe that with these modifications we should avoid the medication compliance issues observed in our prior clinical studies.

Generally, the process of seeking approval of an NDA requires multiple clinical trials, including two “pivotal” U.S. Phase III clinical trials. In our case, because CPP-109 is intended to treat a serious condition for which there is no approved therapy, there is a possibility that if the data from the Phase II(b) Trial is sufficiently compelling, that the FDA will allow us to file an NDA for CPP-109 on the basis of this trial, when combined with the data from the previous clinical trials and studies of vigabatrin to treat addiction. However, it is more likely that the FDA will require a Phase III trial supported by the safety and efficacy data obtained from our Phase II(b) clinical trial before they will allow us to file an NDA for CPP-109, even if the data from our currently ongoing Phase II(b) clinical trial are compelling. Further, even if the FDA permits us to file an NDA based on our current Phase II(b) trial or only one “pivotal” U.S. Phase III trial, it is unlikely that we will submit an NDA for CPP-109 for at least two years. Finally, if the FDA requires more than one Phase III clinical trial, our NDA submission would be delayed even further. There can be no assurance that the data from our ongoing Phase II(b) Trial will be sufficiently compelling or that even if such data are sufficiently compelling, that the FDA will allow us to file an NDA based on the results of that trial.

Clinical studies of vigabatrin undertaken by others

The primary focus of our product development efforts is on our clinical trials and non-clinical studies. However, we have in the past supported and will continue in the future to support non-clinical studies and clinical trials by academic investigators of the use of vigabatrin for the treatment of addiction and various forms of epilepsy and other central nervous system disorders, including members of our Scientific Advisory Board and the academic institutions with which they are affiliated. In some cases, we may provide unrestricted sponsorship funds for such studies. In other cases, we may provide alternative assistance to the investigator, most typically providing CPP-109 or CPP-115 drug substance or dosage form as well as matching placebo. We expect to continue to support investigator studies in the future to the extent that they meet criteria acceptable to us. Such criteria include research on the use of vigabatrin and/or CPP-115 to treat addiction, various forms of epilepsy and/or other central nervous system disorders, to assist investigators in designing their studies so that such studies are most appropriately conducted and, to the extent possible, to make sure that these investigator studies potentially complement, and do not adversely impact our activities.

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

Eighteen subjects fulfilled the criteria for the primary outcome measure. Fourteen of the 50 subjects treated with vigabatrin (28.0%) versus four of the 53 subjects treated with placebo (7.5%) met the primary outcome measure. This result was statistically significant with a p-value of 0.009 (A “p-value” represents the probability that, if the test is repeated, a similar observation will be made. In addition, 12 of the abstinent subjects on vigabatrin versus 2 of the abstinent placebo subjects remained abstinent for 4 additional weeks (p=0.002). Generally, a “p-value” of less than 0.05 indicates that the different results between treatment groups were unlikely to be random). Additional findings included increased retention and self-reported abstinence from alcohol favoring vigabatrin.

Two of our collaborators have received a $1.2 million grant from the U. S. Department of Defense to conduct an animal study of the use of vigabatrin in combination with opiates to effectively manage pain while reducing the potential for opiate addiction. This research is being conducted by a research team led by Wynne K. Schiffer, Ph.D. and Stephen L. Dewey, Ph.D. of The Feinstein Institute for Medical Research at North Shore – Long Island Jewish Health System (LIJ) and by Jonathan D. Brodie, M.D., Ph.D. from the Department of Psychiatry at New York University’s School of Medicine. Dr. Dewey and Dr. Brodie are members of our Scientific Advisory Board. Opioid abuse is one of the many substance addiction indications covered under our exclusive license of Brookhaven’s vigabatrin use patent portfolio. We are supplying study materials (CPP-109) to facilitate this study.

A team of researchers led by Kyle M. Kampman, M.D., Associate Professor of Psychiatry at the Veteran’s Administration Medical Center Department: Psychiatry affiliated with the University of Pennsylvania School of Medicine’s Treatment Research Center have initiated a randomized, double-blind placebo-controlled study in 60 cocaine and alcohol co-dependent subjects. Subjects will receive either CPP-109 (vigabatrin) or matching placebo, in addition to weekly counseling for eight weeks. The primary outcome measures are cocaine abstinence confirmed by twice weekly urine drug screens and alcohol abstinence measured by self report. Recruitment is targeted to be completed in 12 months. NIDA is providing the majority of funding for this study as part of a pilot trial program included in a P50 center grant. The goal of this pilot project is to rapidly screen medications for the treatment of comorbid alcohol and cocaine dependence in small clinical trials. The program also utilizes state of the art techniques to ensure excellent medication adherence and treatment retention so that reliable results can be obtained rapidly to inform future larger trials. We will provide CPP-109 and matching placebo and financial support to conduct eye-safety examinations to facilitate the study.

In addition, the following represents other investigator initiated research of our product candidates that we are aware of that is currently being undertaken:

Investigator (Institution)	CPP-109	CPP-115	Alcohol/Cocaine Co-addiction	Prevention of Opiate Addiction	Heroin & Morphine Addiction	Infantile Spasms
S. Dewey & W. Schiffer (Northshore-LIJ)	✓	✓	✓	✓	✓

J. Brodie (NYU)	✓	✓	✓	✓	✓

A. Galanopoulou (Albert Einstein)		✓				✓

CPP-115

On November 1, 2010 we announced key results for our initial series of safety and efficacy evaluations in a number of animal and in-vitro laboratory studies:

•

In visual safety studies of rats exposed for 90 days to either CPP-115, vigabatrin or placebo, CPP-115 caused substantially less retinal damage than vigabatrin at well above the expected therapeutic doses.

•	The oral pharmokinetic behavior of CPP-115 in rats supports further development as an orally delivered pharmacotherapy.

•

CPP-115 was found to not inhibit or induce metabolic enzymes and is not itself metabolized. As a result, drug-drug interactions or other metabolism-related side effects are unlikely. Additionally, non-metabolized drugs are advantageous for treating drug addicts, a population that often has impaired liver function.

•

With the exception of its biochemical target, GABA-aminotransferase, CPP-115 did not show any clinically significant binding to 111 of the most prominent receptors, proteins and transporters. Additionally, CPP-115 showed no binding to other GABA-related targets (GABA receptors and transporters). Therefore, CPP-115 is very specific and not likely to induce drug-drug interactions or unintended side effects.

•	CPP-115 did not show any interference with the hERG channel and is therefore not likely to induce heart arrhythmias.

•	CPP-115 did not show any abnormalities in an in-vitro battery of genotoxicity studies and thus is not likely to be carcinogenic.

•

CPP-115 did not show any inhibition of ALT and AST at doses far above the expected therapeutic dosage. This is in contrast to vigabatrin’s known inhibition at therapeutic doses of these key liver transaminase enzymes.

•

CPP-115, like vigabatrin, was found to significantly reduce seizures in accepted animal models of epilepsy, as evaluated by the National Institutes of Health’s Anticonvulsant Screening Program (ASP) at lower doses than vigabatrin.

•

CPP-115 was found to eliminate cocaine-conditioned place preference and significantly reduced cocaine-induced dopamine surge, key tests needed to demonstrate a drug’s effectiveness as a potential treatment for stimulant addiction. These effects were observed at doses more than 200 times lower than that needed by vigabatrin to achieve the same effect.

We are currently completing the additional non-clinical studies that we believe will be required for us to file an IND for CPP-115. We expect to file an IND for CPP-115 during the summer of 2011. We also expect to commence a Phase I clinical trial evaluating the safety of CPP-115 in humans during the latter part of 2011 and to have the results from that trial in the third quarter of 2012.

Competitive Landscape

Disease Background and Our Market Opportunity

We have identified two initial market opportunities that can be exploited by pharmacotherapies that inhibit GABA-aminotransferase (GABA-AT): drug addiction and epilepsy.

•

Drug Addiction. Research has established that neurochemical signals responsible for craving and addiction can be modulated through a GABA-ergic mechanism. We have been developing CPP-109 for the treatment of drug addiction and will also be evaluating CPP-115 for potential use in the treatment of drug addiction. Due to the differing stages of development for these two drugs, we expect CPP-109 to be approved as the first drug to treat cocaine addiction, with CPP-115 following later for cocaine, methamphetamine and/or other forms of drug addiction and epilepsy.

•

Epilepsy. Epilepsy is not a neurological disorder with a single underlying cause, but is instead a complex category of neurological disorders of varied neurological origin exhibiting a large spectrum of severities. As such, there are a large number of therapies spanning many pharmacological mechanisms of actions, certain medical devices, and in extreme cases, brain surgery. With regard to epilepsy, we intend to develop CPP-115 to reduce neuronal excitability through a GABA-ergic mechanism, analogous to vigabatrin for the same forms of epilepsy that Sabril® is prescribed, complex partial seizures and infantile spasms.

CPP-109

While there are no currently approved therapies for cocaine addiction, we are aware of certain other therapies that are under development. These can be broadly classified into four groups:

•	Cocaine-mimetics. The mechanism of action of these drugs is similar to cocaine. None of these approaches have, to our knowledge, shown any efficacy.

•

Cocaine-antagonists. These compounds are intended to prevent a cocaine induced dopamine surge by limiting the release of dopamine (drugs that act on GABA receptors, for example) or drugs that block the effects of a cocaine induced dopamine surge (dopamine receptor antagonists, for example). All of the known drugs in this class, with the exception of the GABA-AT inhibitors (CPP-109 and CPP-115) are receptor active and could require increasing dosing over time. None of these compounds are presently approved for marketing to treat addiction.

•

Dopamine ß-hydroxylase inhibitors. These compounds block the enzyme that converts dopamine to norepinephrine, which raises dopamine levels in the central nervous system (CNS). We believe that this strategy is designed to address withdrawal, rather than craving and euphoria. This approach, to our knowledge, has yet to show any efficacy.

•

Addiction Vaccines. These vaccines are designed to block cocaine or methamphetamine transport into the brain. They are not broadly immunogenic in humans to date and require several injections. They also may not address issues relating to craving or other behaviors associated with cocaine or methamphetamine addiction. We also believe that they can be overwhelmed by increasing dosages of the abuse drug.

On August 21, 2009, the FDA approved two NDAs for Sabril® for the treatment of infantile spasms and as an adjunctive (add-on) therapy for adult patients with refractory complex partial seizures who have failed several treatments. The NDAs are for different formulations of Sabril®, and both NDAs are held by Lundbeck. Because of the risks of visual field damage associated with vigabatrin, Sabril® was approved under an FDA-mandated REMS program.

We are not aware of any on-going or planned studies by Lundbeck intended to evaluate Sabril® for any addiction indication, and we believe that any attempted commercialization by Lundbeck of Sabril® for the treatment of cocaine and/or other addictions would violate our licensed patents (and we have advised Lundbeck of our belief in that regard). We would vigorously assert our intellectual property rights if Lundbeck sought to market Sabril® for the treatment of any addictive or obsessive compulsive conditions covered by our patents. There can be no assurance we would be successful in that regard.

CPP-115 For Epilepsy

Epilepsy represents a large and growing market opportunity. Sales of drugs currently marketed for the treatment of epilepsy totaled approximately $8.9 billion in the United States during 2006, according to IMS Health. These sales included prescriptions of these drugs for both epilepsy and other indications, including neuropathic pain.

The market for epilepsy treatments is highly competitive. Large pharmaceutical companies, including Pfizer (Neurontin®, Lyrica®, Dilantin®, Zarontin®), J&J (Topamax®), UCB (Keppra®), Abbott (Depakote®), GSK (Lamictal®), Roche (Klonopin®), and Novartis (Trileptal®) sell, or are developing, epilepsy therapies. However, as stated earlier, approximately one-third of all epilepsy patients are refractory to treatment with any currently available epilepsy treatments. It is difficult to determine sales of products specifically for epilepsy as many of these products are used in other indications such as neuropathic pain, migraine, dementia, and bipolar disorders.

Licensing and Patents

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

Brookhaven License Agreement

We have been granted an exclusive, worldwide license from Brookhaven to nine patents relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions, with expiration dates for the issued patents between 2018 and 2023, with the principal patents expiring in 2018. Additionally, we received approval from the European Union (EU) with respect to one of our principal patents, which has allowed us to seek registration for this patent in eighteen EU member states.

The license agreement, which is dated as of April 30, 2006 and which supersedes a previous license agreement that was entered into in 2002, grants us an exclusive worldwide license, including the right to sublicense, to make, have made, use, and/or sell licensed products and practice the licensed process with respect to the medical application in humans of vigabatrin under certain patent rights. These rights are subject to the United States government’s rights to practice the licensed process for its own use. The purpose of this agreement is to permit us to commercialize products upon the receipt of government regulatory approval for the use of vigabatrin for the treatment of human drug addiction and addiction-related behavior. In exchange for such rights, we paid Brookhaven an initial fee of $50,000 and have agreed to pay a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the last patent expires. In addition, upon the filing of an NDA for CPP-109 and the approval of an NDA for CPP-109, we will be obligated to reimburse Brookhaven for certain expenses it incurs in connection with the filing, prosecution and maintenance of all patents and patent applications included in the patent rights we have licensed. We also have the right to enter into sub-license agreements, and if we do a royalty of 20% of any sub-license fees will be payable to Brookhaven.

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

Brookhaven has formally advised us that they believe that the amount due them for patent related expenses as of December 31, 2010 was approximately $1.3 million. We believe that we are only contingently liable to Brookhaven for approximately $166,000, and we have advised Brookhaven that we are disputing their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until we submit an NDA for CPP-109.

During July 2010, we announced that the European Patent Office has granted to Brookhaven a European patent for the use of vigabatrin for the prevention of addiction to opioids (e.g. oxycodone, hydrocodone) used in pain management. By dampening dopamine release and thus, the euphoria associated with opioids, the opioid/vigabatrin combination may lower or prevent addictive liability without adversely affecting pain relief. Further, we announced in December 2010 that the Canadian Intellectual Property Office has granted to Brookhaven a patent for the use of vigabatrin for the prevention of addiction in pain management. The patent is broad and includes the use of vigabatrin/CPP-109 in combination with opioids (e.g., oxycodone, hydrocodone) for pain management. We license these patents from Brookhaven.

Northwestern University License Agreement

On August 27, 2009, we entered into a license agreement with Northwestern under which we acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin which have been discovered and patented by Northwestern. Under the terms of the license agreement, Northwestern granted us an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. We have designated the lead compound to be developed under this license as CPP-115.

We believe that the newly licensed compounds are the only known GABA aminotransferase inhibitors in existence or in development other than vigabatrin. We also believe, based on our non-clinical testing to date of CPP-115, that the newly licensed compounds are significantly more potent than vigabatrin with less visual side effects than vigabatrin. We plan to seek to develop these compounds for the treatment of several indications, including epilepsy (specifically, complex partial seizures and infantile spasms) and drug addiction. However, these compounds are at a very early stage of development and there can be no assurance as to whether these new compounds will ever be determined to be safe and effective.

Under our license agreement with Northwestern, we will be responsible for continued research and development of any resulting product candidates. We have the right to terminate the agreement in whole or in part after August 27, 2012, upon written notice. As of December 31, 2010, we have paid Northwestern upfront payments aggregating $35,000 and maintenance and patent fees aggregating $21,436, and we are obligated to pay certain additional fees, $16,436 in patent expenses, and milestone payments in future years relating to our clinical development activities under this license or payable upon passage of time. The first milestone payment of $50,000 is due on or before August 27, 2012. We are also obligated to pay Northwestern royalties on any products resulting from the license agreement. We also have the right to enter into sub-license agreements, and if we do, a royalty on any sub-license fees will be payable to Northwestern.

We have recently filed an application under the Patent Cooperation Treaty (PCT) seeking to protect CPP-115 in all anticipated non-US markets around the world. Prosecution of this patent is ongoing. There can be no assurance that the claims of this patent will be allowed, or if allowed, that such claims will provide adequate patent protection for CPP-115 outside of the United States.

Manufacturing and Supply

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

Our supplier has agreed to manufacture CPP-109 and matching placebo for us in quantities that we believe will be sufficient to conduct our current clinical trial evaluating CPP-109 for the treatment of cocaine addiction. Our contract contains no renewal provisions. Pursuant to our agreement, we have agreed to indemnify our supplier against: (i) costs relating to any potential injury suffered by persons who take CPP-109 that our supplier manufactures; (ii) any losses arising from our negligence in labeling, handling or storing CPP-109; (iii) any specifications which we give them that are incorrect or do not meet FDA-approved standards; (iv) any misrepresentation or breach by us of the agreement; and (v) any patent infringement claims that may result from the use of CPP-109.

Further, our supplier has agreed to indemnify us against any losses related to its negligence or willful misconduct in the manufacture of CPP-109; any misrepresentation by our supplier in the agreement; and any claims by third parties that our supplier infringed or misappropriated any intellectual property in its manufacture of CPP-109.

Any NDA that we file for CPP-109 will require a manufacturing plan. If the manufacturing plan and data are insufficient, the NDA will not be approved. Further, even if we receive approval of an NDA for CPP-109, if our manufacturer does not follow good manufacturing practices (cGMP), in the manufacture of our products, it may delay product launches or shipments or adversely affect our business.

Since we intend to contract with a third party to manufacture our products, if the FDA approves an NDA for CPP-109, our contract manufacturer will be required to comply with all applicable environmental laws and regulations that affect the manufacturing process. As a result, we do not believe that we will have any significant exposure to environmental issues.

CPP-115

We have entered into a contract to manufacture the active pharmaceutical ingredient (API) sufficient to meet the needs of our currently ongoing non-clinical studies and our anticipated Phase I human safety study of CPP-115. While we have taken steps to insure that the amount of API ordered under this contract is sufficient for our needs, there is no absolute assurance of this.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive. In particular, competition for the development and marketing of therapies to treat addictive substances such as cocaine and methamphetamine and epilepsy is intense and expected to increase. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approval of products, and manufacturing and marketing products. We compete against pharmaceutical companies that are developing or currently marketing therapies for addictive substances. In addition, we compete against biotechnology companies, universities, government agencies, and other research institutions in the development of substance abuse treatments, technologies and processes that are, or in the future may be, the basis for competitive commercial products. While we believe that our product candidates will offer advantages over many of the currently available competing therapies, our business could be negatively impacted if our competitors’ present or future offerings are more effective, safer or less expensive than ours, or more readily accepted by regulators, healthcare providers or third-party payers.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, record-keeping, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States.

In the United States, drugs are subject to rigorous regulation by the FDA under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations, as well as other federal and state statutes. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to the FDA’s Good Laboratory Practice regulations;

•

submission of an investigational new drug application (IND), which must become effective before human clinical trials may begin and which must include approval by an institutional review board (IRB) at each clinical site before the trials are initiated;

•

performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practice regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to, and acceptance by, the FDA of an NDA;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

United States Drug Development Process

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Prior to beginning human clinical trials, an IND sponsor must submit an IND to the FDA. The IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30–day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials involve the administration of the investigation new drug to healthy volunteers or patients under the supervision of one or more qualified investigators in accordance with Good Clinical Practice regulations.

Clinical trials must be conducted under protocols detailing the objectives of the trial and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, an IRB at each institution participating in the clinical trial must review and approve each protocol before any clinical trial commences at that institution. All research subjects must provide informed consent, and informed consent information must be submitted to the IRB for approval prior to initiation of the trial. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events or other certain types of other changes occur.

Human clinical trials are typically conducted in three phases. These phases may be sequential, or may overlap or be combined:

•

In Phase I, the drug is introduced into healthy human subjects or patients with the disease and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening illnesses, especially where the drug may be too toxic or have other side effects where it would not be deemed safe to give to healthy volunteers, the initial human testing may be conducted in patients.

•

Phase II involves studies in a limited patient population to identify potential adverse effects and safety risks, to evaluate, on a preliminary basis, the efficacy of the product, and to determine optimal dosage and dosage tolerance.

•

In Phase III, dosage is further evaluated along with safety and efficacy in an expanded patient population. These studies establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

While Phase I, Phase II, and Phase III tests are generally required for approval of an NDA, certain drugs may not require one or more steps in the process depending on other testing and the situation involved. Additionally, the FDA, an IRB, or the sponsor may stop testing at any time if results show patients being exposed to unnecessary health risks or overly dangerous side effects.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other requirements, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

United States Review and Approval Processes

FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, preclinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. Further, the sponsor of an approved NDA is subject to annual product and establishment user fees. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a complete response letter. The complete response letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even after submitting this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

Post-Approval Requirements and Considerations

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. The FDA may also require as a condition of approval for drugs with significant safety issues, implementation of a REMS strategy. Such strategy may include “Black Box” warnings, limitations on promotion and distribution, and periodic testing of patients on the drug to monitor whether administration of the drug continues to be safe and effective for the patient.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Foreign Regulation

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

A 505(b)(2) NDA enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain pre-clinical or clinical studies conducted of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

In August 2009, the FDA approved Lundbeck’s NDAs for Sabril® (vigabatrin) tablets for the treatment of refractory complex partial seizures in patients who have failed several treatments and for sachets for the treatment of infantile spasms. The NDAs were granted the five year exclusivity described above and therefore that exclusivity will not be available to CPP-109 upon approval at a later date.

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

Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients, but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug for the same new dosage form, route of administration or combination, or new use. Non-patent exclusivity under the Hatch-Waxman Act does not prevent a competitor from submitting, or the FDA from approving, a full 505(b)(1) NDA. Furthermore, this three year period of exclusivity does not prevent an applicant from filing an ANDA or 505(b)(2) application prior to the expiration of the exclusivity, and in which the applicant is requesting approval after the expiration of this three year period of exclusivity. CPP-109, if approved, is expected to be eligible for three years of exclusivity.

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

Orphan Drug Designation

On September 15, 2010, CPP-115 was granted orphan drug designation by the FDA for the treatment of infantile spasms. Under the Orphan Drug Act of 1983 (ODA), the FDA incentivizes companies which develop drugs for diseases that affect fewer than 200,000 people in the United States. This designation, among other benefits, allows the sale of an orphan drug for seven years without competition. Sabril® has previously been granted orphan drug designation for the treatment of infantile spasms. Upon approval by the FDA of a product intended to treat an orphan disease, the holder of the NDA is granted 7 years of marketing exclusivity. In the case of Sabril®, Lundbeck has 7 years of market exclusivity as a treatment for infantile spasms.

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

Our Employees

As of March 25, 2011, we had six employees. We also utilize the services of consultants including a member of our Board of Directors, our Chief Medical Officer and several members of our Scientific Advisory Board. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

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

Jonathan Brodie, Ph.D., M.D. is the Marvin Stern Professor of Psychiatry at New York University School of Medicine. Dr. Brodie completed his B.S. in Chemistry as a Ford Foundation Scholar and his Ph.D. in Physiological Chemistry (Organic Chemistry minor) at the University of Wisconsin-Madison. He was a National Institutes of Health postdoctoral Fellow in Biochemistry at Scripps Clinic and Research Foundation and a tenured Associate Professor of Biochemistry at the School of Medicine at SUNY/Buffalo. He then received his M.D. at New York University School of Medicine and joined the faculty after completing his residency in psychiatry at NYU/ Bellevue Medical Center. He was a member of the Promotions and Tenure Committee of the School of Medicine as well as a member of the Executive Advisory Committee of the General Clinical Research Center and the Protocol Review Committee of the Center for Advanced Brain Imaging (CABI) of the Nathan Kline Institute. For 15 years, he was the NYU Director of the Brookhaven National Laboratory/ NYUSoM collaboration investigating the use of positron emitters and PET in neuroscience and psychiatry. Additionally, Dr. Brodie serves as a psychopharmacology preceptor to psychiatry residents. As a clinician, he treats patients in general issues of adult psychiatry including anxiety and depression. Dr. Brodie is a co-inventor of Brookhaven’s patents for substance addiction, including Brookhaven’s patents covering the use of vigabatrin to treat addiction.

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

Eugene Laska, Ph.D. is Professor of Psychiatry at the Department of Psychiatry at New York University Medical Center. Dr. Laska received a Ph.D. in Mathematics at New York University, and then completed a PHS Postdoctoral Fellowship at the Department of Statistics at Stanford University. Dr. Laska is the Director of the Statistical Sciences and Epidemiology Division of the Nathan Kline Institute for Psychiatric Research. Dr. Laska has published more than 135 scientific peer reviewed articles and edited four books; he has served as a consultant to large and small pharmaceutical companies in the areas of biostatistics and clinical trial design.

Thomas Kosten, M.D. is currently the Waggoner Professor of Psychiatry and Neuroscience, Professor of Pharmacology and Associate Dean of Clinical Research at Baylor College of Medicine. He was recently appointed Professor of Psychiatry and Epidemiology at the MD Anderson Cancer Center. Dr. Kosten is also Research Director of the VA National Substance Use Disorders

Quality Enhancement Research Initiative (QUERI) and the founder of the Division of Substance Abuse at Baylor, where he directs their NIH Medications Development Center for Substance Abuse. Dr. Kosten has been supported by a Research Scientist Award from the NIH since 1987 and has served on national and international review groups for medications development in substance abuse. Dr. Kosten is the founding Vice Chair for Added Qualifications in Addiction Psychiatry of the American Board of Psychiatry and Neurology. He is a Distinguished Fellow in the American Psychiatric Association and fellow of the American College of Neuropsychopharmocology, Past President of the American Academy of Addiction Psychiatry, and President of the College on Problems of Drug Dependence. He has several major awards for clinical research, and is editor of two major journals in substance abuse. His recent work includes serving on the National Academy of Sciences’ Institute of Medicine committee on vaccines for substance abuse. Dr. Kosten has published over 550 papers, books, and reviews related to substance dependence, post-traumatic stress disorder, and neuroimaging. He has been involved in numerous clinical trials involving potential therapies to treat cocaine addiction, cocaine-induced cerebral perfusion defects and opioid dependence, providing immunotherapy for hallucinogens, and combining medications with contingency management for opioid and cocaine dependence.

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

Richard B. Silverman, Ph.D. is the John Evans Professor of Chemistry at Northwestern. Dr. Silverman received his Ph.D. in organic chemistry from Harvard University and completed postdoctoral research at Brandeis University on specific enzyme inactivation. Dr. Silverman is the inventor of CPP-115, one of our lead product candidates. Dr. Silverman holds 42 patents overall and is the inventor of pregabalin, which is sold by Pfizer under the brand name Lyrica®, which in 2010 had approximately $2.9 billion in sales worldwide. Dr. Silverman is a member of the American Chemical Society, the American Association for the Advancement of Science, and the American Society for Biochemistry and Molecular Biology.

Available Information

We make available free of charge on or through our internet website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our internet address is www.catalystpharma.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this Form 10-K.

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

We are a development stage company. We are the successor by merger to a company that began operations in 2002. As such, we have a limited operating history upon which you can evaluate our current business and our prospects. The likelihood of our future success must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a new business, especially in the pharmaceutical industry, where failures of new companies are common. We are subject to the risks inherent in the ownership and operation of a development stage company, including availability of capital, regulatory setbacks and delays, fluctuations in expenses, competition and government regulation. If we fail to address these risks and uncertainties our business, results of operations, financial condition and prospects would be adversely affected.

We have no products currently available and we have never had any products available for commercial sale.

We have had no revenues from product sales to date, currently have no products available for commercial sale, and have never had any products available for commercial sale. We expect to incur losses at least until we can commercialize CPP-109. Our net loss was $4,006,323 for the year ended December 31, 2010, and as of December 31, 2010 we had a deficit accumulated during the development stage of $31,711,555. We may never obtain approval of an NDA for CPP-109 or CPP-115 and may never achieve profitability.

Our business will require additional capital.

Our business will require additional capital to meet our product development objectives. We presently have funds that will allow us to complete: (i) the non-clinical studies that we currently believe will be required in order for us to file an IND for CPP-115, (ii) an initial Phase I clinical trial of CPP-115 evaluating the safety of CPP-115 in humans, and (iii) the U.S. Phase II(b) clinical trial of CPP-109 that we are jointly conducting with NIDA. We currently expect to receive the results from the Phase II(b) trial of CPP-109 and the U.S. Phase I trial of CPP-115 in the third quarter of 2012. Based on currently available information, we estimate that we have sufficient working capital to support our operations through at least the third quarter of 2012. The expectations described above are based on current information available to us. If the cost of these studies is greater than we expect, or it takes longer to complete and obtain the results of these studies, our assumptions may not prove to be accurate.

At the present time, we will require additional funding to complete studies or trials other than those described above, including any Phase III clinical trial that we may be required to complete before we are in a position to file an NDA for CPP-109 for cocaine addiction and any additional human studies of CPP-115 evaluating the safety and efficacy of its use in treating addiction and epilepsy. Since these studies and trials have not yet been developed, we cannot estimate what our funding requirements will be with respect to such additional studies and trials. We will also require additional working capital to support our operations after the third quarter of 2012. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

We expect to raise any required additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations, governmental research grants or cost sharing arrangements with NIDA, the National Institute of Neurological Disorders and Stroke (NINDS) or other appropriate agencies that operate under the NIH umbrella, and/or other means. However, there is no assurance that any such grants will be made available, and if available, that we will qualify to receive any such grants. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Our business is subject to substantial competition.

The biotechnology and pharmaceutical industries are highly competitive. In particular, competition for the development and marketing of therapies to treat addictive substances such as cocaine and methamphetamine and epilepsy is intense and expected to increase. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approval of products and manufacturing and marketing products. We compete against pharmaceutical companies that are developing or currently marketing therapies for epilepsy and addictive substances. In addition, we compete against biotechnology companies, universities, government agencies, and other research institutions in the development of substance abuse treatments and epilepsy, technologies and processes that are, or in the future may be, the basis for competitive commercial products. While we believe that our product candidates will offer advantages over many of the currently available competing therapies, our business could be negatively impacted if our competitors’ present or future offerings are more effective, safer or less expensive than ours, or more readily accepted by regulators, healthcare providers or third-party payers.

Many of our competitors have substantially greater financial, technical, and human resources than we do. In addition, many of our competitors have significantly greater experience than we do in conducting clinical studies and obtaining regulatory approvals of prescription drugs. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we can. Furthermore, if we are permitted to commence commercial sales of our product candidates, we may also compete with respect to manufacturing efficiency and marketing capabilities. For all of these reasons, we may not be able to compete successfully.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and/or sale of CPP-109 or CPP-115. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of pharmaceutical products used in clinical trials or after FDA approval. Liability claims may be expensive to defend and may result in large judgments against us. We currently carry liability insurance with an aggregate annual coverage limit of $5,000,000 per claim and $5,000,000 in the aggregate, with a deductible of $10,000 per occurrence. Our insurance may not reimburse us, for certain claims or the coverage may not be sufficient to cover claims made against us. We cannot predict all of the possible harms or side effects that may result from the use of CPP-109, CPP-115 or any of our other future products used in clinical trials or after FDA approval and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

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

Risks Related to the Development of our Drug Candidates

There is currently limited clinical evidence supporting the use of vigabatrin to treat addiction.

There is limited clinical evidence currently indicating that CPP-109 will be a safe and effective treatment for any addiction in humans. To date, one double-blind, placebo controlled trial and two open-label clinical studies have been completed in Mexico relating to the use of vigabatrin in the treatment of cocaine addiction and methamphetamine addiction. Only 76 persons receiving vigabatrin completed these trials in the aggregate. Further, these studies were conducted in Mexico and were not subject to FDA oversight in any respect, including study design and protocol. In the U.S., one double-blind, placebo controlled trial and one double- blind, placebo controlled proof-of concept study have been completed. Only 121 persons in the aggregate received CPP-109 (vigabatrin) in these trials. There can be no assurance that the results of subsequent clinical trials in the United States will corroborate the results of these studies, and particularly the results of the double-blind, placebo-controlled trial that was completed in Mexico. None of these studies, individually, or in the aggregate, provided enough evidence regarding safety or efficacy to support an NDA filing with the FDA.

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

We will only obtain regulatory approval to commercialize CPP-109 or CPP-115 if we can demonstrate to the satisfaction of the FDA (or the equivalent foreign regulatory authorities) in adequate and well-controlled clinical studies and trials that the drug is safe and effective for its intended use and that it otherwise meets approval requirements. A failure of one or more pre-clinical or clinical studies can occur at any stage of product development. We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for, or commercializing our product candidates, including but not limited to:

•	regulators or IRBs may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

•	we may have to suspend or terminate one or more of our clinical trials if we, regulators, or IRBs determine that the participants are being subjected to unreasonable health risks;

•	our third-party contractors, clinical investigators or contractual collaborators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•	our tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional testing; and

•	the costs of our pre-clinical and/or clinical trials may be greater than we anticipate.

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

These known side effects, as well as other side effects that may be discovered during our clinical trials, may cause the FDA or other governmental agencies to halt clinical trials prior to their completion, prevent the initiation of further clinical trials, or deny the approval of CPP-109 as a treatment for addiction. These known side effects will most likely cause the FDA to require as a condition of approval, implementation of a REMS strategy, as was required for the recent approvals of Sabril® for refractory complex partial seizures and infantile spasms. Such strategy may include “Black Box” warnings, limitations on promotion and distribution, and/or testing of patients on drug to monitor whether the administration of the drug continues to be safe and effective for the patient. Should CPP-115 prove to have VFDs, the above risks will apply to it as well.

We rely on third parties to conduct our non-clinical studies and clinical studies and trials, and if they do not perform their obligations to us we may not be able to obtain approval for CPP-109 or CPP-115.

We do not have the ability to conduct our non-clinical studies and clinical studies and trials independently. We rely on academic institutions, governmental agencies, such as NIDA and the VA, and third-party research organizations to assist us in designing, managing, monitoring and otherwise carrying out our studies and trials. Accordingly, we do not have control over the timing or other aspects of our studies and trials. If these third parties do not successfully carry out their duties, our studies, trials and our business may be materially adversely affected. While we believe that there are numerous third parties that can assist us with our studies and trials, if the third parties with which we contract do not perform, our product development efforts would likely be delayed by any such change, and our efforts would likely be more expensive.

If we conduct studies with other parties, such as NIDA, we may not have control over all decisions associated with that trial. To the extent that we disagree with the other party on such issues as study design, study timing and the like, it could adversely affect our drug development plans.

Although we intend to rely on third parties to manage the data from these studies and trials, we are responsible for confirming that each of our studies and trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies will require us to comply with applicable regulations and standards, commonly referred to as good laboratory practice and good clinical practice, for conducting, recording and reporting the results of such studies and trials to assure that the data and the results are credible and accurate and that the human study and trial participants are adequately protected. Our reliance on third parties does not relieve us of these obligations and requirements, and we may fail to obtain regulatory approval for our product candidates if these requirements are not met.

If we are unable to apply for approval for additional indications for CPP-109 through supplemental NDAs, or if we are required to generate safety and efficacy data beyond what we have planned in order to obtain such approval for additional indications, we may suffer material harm to our future financial performance.

Our current plans for the development of CPP-109 include efforts to minimize the data we will need to generate in order to obtain marketing approval of CPP-109 for other additional indications including, but not limited to, methamphetamine addiction. If we are successful in obtaining approval of an NDA for CPP-109 as a treatment for cocaine addiction, of which there can be no assurance, we plan to subsequently conduct trials in support of, and submit supplemental NDAs for additional indications. Depending on the data we rely upon, approval for additional indications for CPP-109 may be delayed. In addition, even if we receive supplemental NDA approval, the FDA has broad discretion to require us to generate additional data related to safety and efficacy to supplement the data used in the supplemental NDA. We could be required, before obtaining marketing approval for CPP-109 for additional indications, to conduct substantial new research and development activities, which could be more costly and time-consuming than we currently anticipate. The FDA may not agree that we can market CPP-109 for additional indications. If we are required to generate substantial additional data beyond what we have planned to support approval, our product development and commercialization efforts will be delayed and we may suffer significant harm to our future financial performance. In addition, submission of supplemental NDAs for additional indications, conducting new research and development and generating additional data to support FDA approval will require that we obtain additional financing, and we can provide no assurance that we will be able to obtain such financing on acceptable terms, or at all.

We will need to develop marketing, distribution and production capabilities or relationships to be successful.

We do not currently have any marketing, distribution or production capabilities. In order to generate sales of CPP-109, CPP-115 or any other products we may develop, we must either acquire or develop an internal marketing force with technical expertise and with supporting documentation capabilities, or make arrangements with third parties to perform these services for us. The acquisition and development of a marketing and distribution infrastructure will require substantial resources and compete for available resources with our drug development efforts. To the extent that we enter into marketing and distribution arrangements with third parties, our revenues will depend on the efforts of others. If we fail to enter into such agreements, or if we fail to develop our own marketing and distribution channels, we would experience delays in product sales and incur increased costs.

Similarly, we have no manufacturing capacity for production of our products. We have entered into agreements for the manufacture of CPP-109 and CPP-115 for use in our currently ongoing studies and trials. We also intend in the future to enter into an agreement with a contract manufacturer to manufacture CPP-109 and CPP-115 for us if we are successful in obtaining FDA approval to commercialize these products. Any third party we contract with may not meet our manufacturing requirements, and may not pass FDA inspection. Moreover, if any third party fails to perform on a timely basis we may not be able to find a suitable replacement. If we cannot obtain sufficient amounts of CPP-109, CPP-115 or any related final product, it would have a material adverse effect on our ability to successfully market CPP-109 or CPP-115.

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

The FDA and other regulatory authorities generally approve products for particular indications. Our current focus for CPP-109 and CPP-115 is to develop treatments for addiction and with respect to CPP-115, to develop treatments for epilepsy. CPP-109 and/or CPP-115 may not be approved for any or all of the indications that we request, which would limit the indications for which we can promote it and adversely impact our ability to generate revenues. We may be required to conduct costly, post-marketing follow-up studies if FDA requests additional information.

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

If our non-clinical studies or our clinical studies and trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.

Before we can obtain regulatory approval for the sale of our product candidates, we will have to conduct, at our own expense, non-clinical tests in animals in order to support the safety of CPP-109 and CPP-115. Non-clinical testing is expensive, difficult to design and implement, can take several years to complete and is uncertain as to outcome. Our non-clinical tests may produce negative or inconclusive results, and on the basis of such results, we may decide, or regulators may require us, to halt ongoing clinical trials or conduct additional pre-clinical testing.

We may also need to conduct additional clinical studies and trials demonstrating the efficacy and safety of CPP-109 in humans. In the United States, in 2009 we completed a Phase II clinical trial to assess the efficacy of using CPP-109 as a treatment for cocaine addiction and in 2009 we completed a clinical proof-of-concept study to assess the efficacy of using CPP-109 as a treatment for methamphetamine addiction. Neither of these completed study/trials provided efficacy data which would allow us to obtain approval of CPP-109 in the U.S. We may also likely have to conduct additional human trials (in addition to the current Phase II(b) human clinical trial with NIDA) in order to seek approval to commercialize CPP-109 for the treatment of cocaine addiction. However, even if the results of our clinical trials are promising, CPP-109 may subsequently fail to meet the safety and efficacy standards required to obtain regulatory approvals. Future clinical trials for CPP-109 may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the start of the trial, an inability to recruit clinical trial participants at the expected rate, failure to demonstrate safety and efficacy, unforeseen safety issues, or unforeseen governmental or regulatory delays. The risks described above also apply to CPP-115.

Our currently on-going U.S. Phase II(b) clinical trial with NIDA, or any other clinical trials we might develop and implement, may not be completed in a timely manner or at all. CPP-109 may not be found to be safe and effective, and may not be approved by regulatory authorities for the proposed indication, especially in light of known side effects associated with the drug. Further, regulatory authorities and IRBs that must approve and monitor the safety of each clinical study may suspend a clinical study at any time if the patients participating in such study are deemed to be exposed to any unacceptable health risk. We may also choose to suspend human clinical studies and trials if we become aware of any such risks. We might encounter problems in our currently on-going U.S. Phase II(b) clinical trial with NIDA or in other future studies we may conduct, including problems associated with VFDs or other side effects that will cause us, regulatory authorities or IRBs to delay or suspend such trial or study.

In other countries where CPP-109 or any other product we develop may be marketed, we will also be subject to regulatory requirements governing human clinical studies, trials and marketing approval for drugs. The requirements governing the conduct of clinical studies, trials, product licensing, pricing and reimbursement varies widely from country to country.

Due to the nature of patients addicted to drugs, we may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.

We may encounter difficulties in our future clinical studies and trials recruiting patients due to the nature of the addiction mechanism and our resulting target patient population. Because addicts are typically addicted to multiple substances, we may not be able to recruit a sufficient number of eligible participants within our anticipated timeframe or at all. In addition, due to the neurological and physiological mechanisms and implications of substance addiction, it is likely that many of our clinical study and trial participants will either not comply with trial protocols, or not complete the study or trial. An unusually low rate of compliance or completion will present challenges, such as determining the statistical significance of study or trial results. Additionally, we compete for study and trial subjects with others conducting clinical trials testing other treatments for addictions. Finally, unrelated third parties and investigators in the academic community have expressed interest in testing vigabatrin for the treatment of drug abuse. If these third-party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.

Our development of CPP-109 may require at least one, or more than one, U.S. Phase III clinical trial.

Generally, the process of seeking approval of an NDA requires multiple clinical trials, including two “pivotal” U.S. Phase III clinical trials. In our case, because CPP-109 is intended to treat a serious condition for which there is no approved therapy, there is a possibility that if the data from the Phase II(b) Trial is sufficiently compelling, that the FDA will allow us to file an NDA for CPP-109 on the basis of this trial, when combined with the data from the previous clinical trials and studies of vigabatrin to treat addiction. However, the FDA could require a Phase III trial supported by the safety and efficacy data obtained from our Phase II(b) clinical trial before they will allow us to file an NDA for CPP-109, even if the data from our currently ongoing Phase II(b) clinical trial are compelling. Further, even if the FDA permits us to file an NDA based on our current Phase II(b) trial or only one “pivotal” U.S. Phase III trial, it is unlikely that we will submit an NDA for CPP-109 for at least two years. Finally, if the FDA requires more than one Phase III clinical trial, our NDA submission would be delayed even further. There can be no assurance that the data will be compelling from our currently ongoing Phase II(b) clinical trial or that even if such data are compelling, that the FDA will allow us to file an NDA based on the results of that trial.

The development of CPP-115 is at an early stage.

Our development of CPP-115 is at an early stage, and it is likely going to be several years before we are in a position to file an NDA for CPP-115. Further, our ability to develop CPP-115 will be dependent on our having the resources to conduct the studies and trials that would be required. There can be no assurance that we will ever file an NDA for CPP-115.

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

If any of our contract manufacturers fail to achieve and maintain appropriate manufacturing standards, patients using our drug candidates could be injured or die, resulting in product liability claims. Even absent patient injury, we may be subject to product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability.

Even if we obtain regulatory approvals, our drug candidates, CPP-109 and CPP-115, will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign regulations, we could lose those approvals, and our business would be severely harmed.

Even if we receive regulatory approval of any drugs we are developing or may develop, we will be subject to continuing regulatory review, including the review of clinical results which are reported after our drug candidates become commercially available approved drugs. As greater numbers of patients use a drug following its approval, side effects and other problems may be observed after approval that were not seen or anticipated during preapproval clinical studies and trials. In addition, the manufacturer, and the manufacturing facilities we use to make any approved drugs, will also be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, including withdrawal of the drug from the market. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and criminal prosecutions.

Our product promotion and advertising is also subject to regulatory requirements and continuing regulatory review. In particular, the marketing claims we will be permitted to make in labeling or advertising regarding our marketed products will be limited by the terms and conditions of the FDA–approved labeling. We must submit copies of our advertisements and promotional labeling to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements promote our products for unapproved indications, or with unsubstantiated claims, or if we fail to provide appropriate safety related information, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which may demand, among other things, that we cease such promotional activities and issue corrective advertisements and labeling. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. Moreover, the Department of Justice can bring civil or criminal actions against companies that promote drugs or biologics for unapproved uses, based on the False Claims Act and other federal laws governing reimbursement for such products under the Medicare, Medicaid and other federally supported healthcare programs. Monetary penalties in such cases have often been substantial, and civil penalties can include costly mandatory compliance programs and exclusion from federal healthcare programs.

Substantial and changing healthcare regulations by state and federal authorities in the U.S. could reduce or eliminate our commercial opportunity in the addiction treatment industry.

Healthcare organizations, both public and private, continue to change the manner in which they operate and pay for services. These organizations have had to adapt to extensive and complex laws and regulations and judicial decisions governing activities including drug manufacturing and marketing. Additionally, the healthcare industry in recent years has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures. We believe that the industry will continue to be subject to increasing regulation, as well as political and legal action, as additional proposals to reform the healthcare system continue to be discussed by Congress and state legislatures. This is particularly so in light of the legislative healthcare reform recently approved by Congress. Any new legislative initiatives, if enacted, may further increase government regulation of or other involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of all future changes in the healthcare industry in general, or the addiction treatment industry in particular, or what impact they may have on our results of operations, financial condition or business. Government regulations applicable to our proposed products or the interpretation thereof might change and thereby prevent us from marketing some or all of our products and services for a period of time or indefinitely.

Risks Related to Our Dependence on Third Parties

We are dependent on our relationship and license agreements with Brookhaven and Northwestern, and we rely upon the patent rights granted to us for vigabatrin and CPP-115 pursuant to the license agreements.

All of our patent rights for CPP-109 are derived from our license agreement with Brookhaven. Pursuant to this license agreement, we have licensed rights under nine patents in the United States, and have broad foreign filings in major international markets, that were filed and obtained by Brookhaven relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions. The nine issued patents expire between 2018 and 2023, with the principal patents expiring in 2018. We also have the right to future patents obtained by Brookhaven relating to the use of vigabatrin in treating addiction. See “Business — Licensing and Patents” for more information about our license with Brookhaven and our licensed patents and patent applications. These rights are subject to the right of the U.S. government, under limited circumstances, to practice the covered inventions for or on its own behalf. We may lose our rights to these patents and patent applications if we breach our obligations under the license agreement, including, without limitation, our financial obligations to Brookhaven. If we violate or fail to perform any term or covenant of the license agreement, Brookhaven may terminate the license agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the license agreement, whether by us or by Brookhaven, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the license agreement, we would not be able to commercialize CPP-109, and our business, results of operations, financial condition and prospects would be materially adversely affected.

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

All of our patent rights for CPP-115 are derived from our license agreement with Northwestern. Pursuant to this license agreement, we have exclusive worldwide rights to two patents in the United States. These were filed and obtained by Northwestern relating to compositions of matter for a class of molecules, including CPP-115. Both patents expire in 2023. Additionally, we have licensed rights from Northwestern to a pending patent for derivatives of vigabatrin that are unrelated to CPP-115. See “Business — Licensing and Patents” for more information about our license with Northwestern and our licensed patents and patent applications. These rights are subject to the right of Northwestern, under limited circumstances, to practice the covered inventions for or on its own behalf for research. We may lose our rights to these patents and patent applications if we breach our obligations under the license agreement, including, without limitation, our financial obligations, including milestone payments, to Northwestern. If we violate or fail to perform any term or covenant of the license agreement, Northwestern may terminate the license agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the license agreement, whether by us or by Northwestern, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the license agreement, we would not be able to commercialize CPP-115, and our business, results of operations, financial condition and prospects would be materially adversely affected.

A patent to protect CPP-115 in all anticipated non-U.S. markets throughout the world was filed in March 2011 under the Patent Cooperation Treaty (PCT). Prosecution of this patent is ongoing, but it cannot be assured that the claims of this patent will be allowed, or, even if allowed, whether such claims will be allowed in a form that will provide adequate protection for CPP-115 outside the United States.

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

We rely on third parties to conduct our non-clinical studies and our clinical studies and trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.

We do not currently have the ability to independently conduct non-clinical studies or clinical studies and trials for our drug candidates, and we rely on third parties such as governmental agencies (including NIDA and the VA), and third-party contract research organizations, medical institutions and clinical investigators, to conduct such studies and trials. Our reliance on third parties for development activities reduces our control over these activities. These third parties may not complete activities on schedule, or may not conduct our non-clinical studies and our clinical studies and trials in accordance with regulatory requirements or our study design. To date, the parties with which we are working have performed well, and we have no reason to believe they will not continue to do such work in the future. However, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of other parties with which we could engage to continue these activities, it may cause a delay in the affected study or trial and/or increase the cost of such study or trial. Accordingly, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

Risks Related to Our Intellectual Property

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

Under our license agreements with Brookhaven and Northwestern, we have the right to bring legal action against any alleged infringers of the patents we license. However, we are responsible for all costs relating to such potential litigation. We have the right to any proceeds received as a result of such litigation, but, even if we are successful in such litigation, there is no assurance we would be awarded any monetary damages.

Our involvement in intellectual property litigation could result in significant expense to us. Some of our competitors have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from commercializing products. For example, Lundbeck, which holds rights in North America to Sabril® for the treatment of epilepsy, has in the past indicated its intent to develop Sabril® for the treatment of cocaine addiction and methamphetamine addiction. However, we have no current evidence that Lundbeck is pursuing clinical trials intended to support approval for either of these indications. We believe that Lundbeck would infringe our patent rights if they seek to commercialize Sabril® to treat cocaine addiction and/or methamphetamine addiction, and we have advised Lundbeck of our belief in that regard. We intend to vigorously pursue infringement claims against Lundbeck if it seeks to commercialize Sabril® for these indications. However, we, unlike Lundbeck and many of our other competitors, are a relatively small company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.

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

We are highly dependent on our officers, on our Board of Directors and on our scientific advisors. The loss of the services of any of these individuals could significantly impede the achievement of our scientific and business objectives. Other than an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer with respect to his services, and the consulting agreements we have with our medical director, with one of our board members and with several of our scientific advisors, we have no employment or retention agreements with our officers, directors or scientific advisors. If we lose the services of any of our existing officers, directors or scientific advisors, or if we were unable to recruit qualified replacements on a timely basis for persons who leave our employ, our efforts to develop CPP-109, CPP-115 or other products might be significantly delayed. We do not carry key-man insurance on any of our personnel.

We have relationships with our scientific advisers and collaborators at academic and other institutions. Such individuals are employed by entities other than us and may have commitments to, or consulting advisory contracts with, such entities that may limit their availability to us. Although each scientific advisor and collaborator has agreed not to perform services for another person or entity that would create an appearance of a conflict of interest, the Chairman of our Scientific Advisory Board, Stephen L. Dewey, Ph.D., is actively involved in the investigation of neurological mechanisms involved in the addiction process. His research might result in pharmaceutical products that are competitive with, or superior to, CPP-109 or CPP-115. Similarly, other similar conflicts may arise from the work in which other scientific advisers and/or collaborators are involved.

The trading price of the shares of our common stock could be highly volatile.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for early-stage pharmaceutical companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	developments concerning our clinical studies and trials and our non-clinical studies;

•	announcements of product development successes and failures by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses (particularly our licenses from Brookhaven and Northwestern), research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	changes in the market valuations of similar companies;

•	changes in pharmaceutical company regulations or reimbursements as a result of healthcare reform or other legislation;

•	changes in economic conditions; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.

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

As of March 25, 2011 we had 21,654,680 shares of our common stock outstanding, of which 5,589,253 shares were held by affiliates. We also had outstanding an aggregate of 3,118,108 options to purchase shares of common stock, of which 2,666,441 shares were exercisable. We have registered for future sale: (i) 2,188,828 shares of common stock that we may issue under our 2006 Stock Incentive Plan and (ii) 1,459,216 shares of common stock underlying our outstanding stock options that were granted pursuant to written agreements. The outstanding options make a part of the shares registered both under and outside of our 2006 Stock Incentive Plan. Sales of restricted shares or shares underlying stock options, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We currently operate our business in leased office space in Coral Gables, Florida and Upper Saddle River, New Jersey. We pay annual rent on our office space of approximately $78,000.

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

	High	Low

Year Ended December 31, 2009
First Quarter	$2.75	$1.25
Second Quarter	$2.25	$0.61
Third Quarter	$1.39	$0.41
Fourth Quarter	$1.17	$0.60

Year Ended December 31, 2010
First Quarter	$0.87	$0.56
Second Quarter	$2.00	$0.71
Third Quarter	$1.32	$0.90
Fourth Quarter	$1.19	$0.91

Year Ending December 31, 2011
First Quarter (through March 25, 2011)	$1.38	$1.05

The closing sale price for the common stock on March 25, 2011 was $1.12. As of March 25, 2011, there were approximately 58 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others.

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

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock since November 8, 2006, which is the date that our common stock first began trading on the NASDAQ Global Market, to three indices, the Russell Microcap Index, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 8, 2006. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2010, 2009, 2008 and for the cumulative period from inception (January 4, 2002) through December 31, 2010, and the balance sheet data as of December 31, 2010 and 2009, have been derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,					Cumulative period from inception
	2010	2009	2008	2007	2006	(January 4, 2002) through December 31, 2010

Statement of Operations Data:

Revenues-government grant	$488,958	$—	$—	$—	$—	$488,958

Operating costs and expenses:

Research and development	2,306,781	5,097,440	8,710,441	3,040,659	1,087,144	22,259,743

General and administrative	2,206,358	2,177,954	2,183,504	1,986,470	1,815,183	11,407,574

Total operating cost and expenses	4,513,139	7,275,394	10,893,945	5,027,129	2,902,327	33,667,317

(Loss) from operations	(4,024,181)	(7,275,394)	(10,893,945)	(5,027,129)	(2,902,327)	(33,178,359)

Interest income	17,858	33,466	329,348	887,636	172,873	1,466,804

Loss before income taxes	(4,006,323)	(7,241,928)	(10,564,597)	(4,139,493)	(2,729,454)	(31,711,555)

Provision for income taxes	—	—	—	—	—	—

Net loss	$(4,006,323)	$(7,241,928)	$(10,564,597)	$(4,139,493)	$(2,729,454)	$(31,711,555)

Net loss per share—basic and diluted	$(0.22)	$(0.48)	$(0.81)	$(0.33)	$(0.36)

Weighted average shares outstanding—basic and diluted	18,580,223	15,066,799	13,013,041	12,525,405	7,687,630

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:

Cash and cash equivalents	$5,475,158	$7,779,277	$11,766,629	$15,943,896	$20,434,702

Working capital	5,476,443	7,593,272	10,485,039	16,228,401	19,814,976

Total assets	5,831,488	7,966,382	12,032,968	16,679,922	20,619,479

Total liabilities	313,709	348,522	1,472,753	357,165	772,846

Stockholders’ equity	5,517,779	7,617,860	10,560,215	16,322,757	19,846,633

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•

Overview. This section provides a general description of our business, trends in our industry, as well as significant occurrences which we believe are important in understanding our financial condition and results of operations.

•

Recent Accounting Pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the FASB and/or other standard-setting bodies and the effect of those pronouncements.

•	Results of Operations. This section provides an analysis of our results of operations for all three fiscal years presented in the accompanying statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•

Critical Accounting Policies and Estimated. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in the notes to the accompanying financial statements.

•

Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

Catalyst Pharmaceutical Partners, Inc. is a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting addiction and diseases of the central nervous system. We have two products in development. We are currently evaluating our lead drug candidate, CPP-109 (our version of vigabatrin, a GABA aminotransferase inhibitor) for the treatment of cocaine addiction. CPP-109 has been granted “Fast Track” status by the U.S. Food & Drug Administration (FDA) for the treatment of cocaine addiction, which indicates that the FDA has recognized that CPP-109 is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrates the potential to address unmet medical needs. We also hope to evaluate CPP-109 for the treatment of other addictions. Further, we are in the early stages of developing CPP-115, another GABA aminotransferase inhibitor that, based on our non-clinical studies to date, we believe is more potent than vigabatrin but has reduced side effects (e.g., visual field defects, or VFDs) from those associated with vigabatrin. We are planning to develop CPP-115 for several indications, including drug addiction, epilepsy and for use in the reduction or elimination of addictive liability in the treatment of pain. We believe that we control all current intellectual property for drugs that have a mechanism of action related to GABA aminotransferase.

The successful development of CPP-109, CPP-115 or any other product we may develop, acquire, or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and our other product development activities;

•	the results of our clinical trials, and the number of clinical trials (and the scope of such trials) that will be required for us to seek and obtain approval of NDA’s for CPP-109 and CPP-115; and

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights.

At the present time, we estimate that we have sufficient cash resources to complete (i) the non-clinical studies that we currently believe will be required in order for us to file an investigational new drug application (IND) for CPP-115, (ii) an initial Phase I clinical trial evaluating the safety of CPP-115 in humans, and (iii) the U.S. Phase II(b) clinical trial of CPP-109 that we are jointly conducting with NIDA. We also believe that we have sufficient working capital to support our operations through at least the third quarter of 2012. However, we will need additional funding to complete any other non-clinical studies or clinical studies and trials of CPP-109 and CPP-115. There can be no assurance that we will ever be able to commercialize either of these products. See “Liquidity and Capital Resources” below.

Basis of presentation

Revenues – government grant

We are a development stage company and have no revenues from product sales to date. We will not have revenues from product sales until such time as we receive approval of CPP-109 or CPP-115, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.

During 2010, we were notified that we had been certified to receive a cash grant aggregating $488,958 under the Qualifying Therapeutic Discovery Projects Program (section 48D of the Internal Revenue Code), $354,933 of which was received in 2010, and the remaining amount of $134,025 was received in 2011. The grant related to two qualifying therapeutic projects, CPP-109 for the treatment of stimulant dependence and CPP-115 for the treatment of epilepsy and stimulant dependence. We have recorded such as government grant revenue in the accompanying statement of operations.

Research and development expenses

Our research and development expenses consist of costs incurred for company-sponsored research and development activities. The major components of research and development costs include non-clinical study costs, clinical manufacturing costs, clinical study and trial expenses, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109 and CPP-115, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.

Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to non-clinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Non-clinical and clinical study and trial activities require significant up front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

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

Stock-based compensation

We recognize expense for the fair value of all stock-based awards to employees, directors, scientific advisors and consultants in accordance with U.S. generally accepted accounting principles. For stock options we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Income taxes

We have incurred operating losses since inception. As of December 31, 2010 and 2009, we had net operating loss carryforwards of approximately $17,439,000 and $15,820,000, respectively. Our net deferred tax asset has a 100% valuation allowance as of December 31, 2010 and 2009, as we believe it is more likely than not that the deferred tax asset will not be realized. The net operating loss carry-forwards will expire at various dates beginning 2023 through 2030. If an ownership change, as defined under Internal Revenue Code 382, occurs, the use of these carry-forwards may be subject to limitations.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (ASU 2010-09) which amends FASB ASC Topic 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material effect on our financial statements.

Results of Operations

The tables in this section set forth, for the periods indicated, certain selected financial data expressed as a percentage of total expenses for the respective fiscal year.

Years Ended December 31, 2010 and 2009

Revenues – government grant.

We had $488,958 of revenues for the year ended December 31, 2010, all of which were derived from the Section 48D tax grants that we received in the fourth quarter of 2010 and the first quarter of 2011. We had no revenues for the year ended December 31, 2009.

Research and Development Expenses.

Year	Amount	Change From Prior Year	Percentage of Total Expenses

2010	$2,306,781	(54.7%)	51.1%
2009	$5,097,440	(41.5%)	70.0%

Our expenses, excluding stock-based compensation, for research and development for the year ended December 31, 2010 decreased significantly compared to amounts expended in the same period in 2009. During 2009, we completed our U.S. Phase II clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction and our proof-of-concept study evaluating CPP-109 for use in the treatment of methamphetamine addiction. We expect that research and development expenses will be substantial in 2011 as we continue our research and development activities.

In our research and development activities for 2010 and 2009, we recorded stock-based compensation relating to the value of stock options and restricted shares granted to certain employees and non-employees. The amount of stock-based compensation recorded in 2010 and 2009 relating to our research and development activities was $179,737 and $272,184, respectively. The weighted average fair value of the stock options granted in 2010 and 2009 was $0.75 and $0.55, respectively.

Selling and Marketing Expenses.

We had no selling and marketing expenses during 2010 and 2009. We anticipate that we will begin to incur sales and marketing expenses when we file NDA’s for CPP-109 or CPP-115, in order to develop a sales organization to market products we may develop upon the receipt of required approvals.

General and Administrative Expenses.

Year	Amount	Change From Prior Year	Percentage of Total Expenses

2010	$2,206,358	1.3%	48.9%
2009	$2,177,954	(0.3%)	30.0%

Included in general and administrative expenses in the years 2010 and 2009 was stock-based compensation expense of $270,352 and $329,254, respectively. General and administrative expenses include, among other expenses, office expenses, legal, accounting and consulting fees and travel expenses for our administrative employees, consultants and members of our Board. The increase in general and administrative expenses for the year ended December 31, 2010 when compared to the same period in 2009 is primarily due to increases in consulting and travel expenses, offset by decreases in stock-based compensation expense and professional fees. We expect general and administrative costs to remain relatively stable in future periods as we continue the monitoring and oversight of our non-clinical and clinical trials evaluating CPP-109 and CPP-115.

Stock-Based Compensation.

We issued stock options to several of our employees, directors, and consultants in 2010 and 2009. Total stock-based compensation expense for the years ended December 31, 2010 and 2009 was $450,089 and $601,438, respectively.

Interest Income.

We reported interest income in all periods relating to our investment of funds received from our registered direct offerings. The decrease in interest income for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to lower interest rates and lower average investment balances as the proceeds from our registered direct offerings were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations.

Income taxes.

We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Net loss was $4,006,323 in the year ended December 31, 2010 ($0.22 per basic and diluted share), as compared to $7,241,928 in the year ended December 31, 2009 ($0.48 per basic and diluted share).

Years Ended December 31, 2009 and 2008

Revenues.

We had no revenues for the years ended December 31, 2009 and 2008.

Research and Development Expenses.

Year	Amount	Change From Prior Year	Percentage of Total Expenses

2009	$5,097,440	(41.5%)	70.0%
2008	$8,710,441	186.5%	80.0%

Our expenses, excluding stock-based compensation, for research and development for the year ended December 31, 2009 decreased significantly compared to amounts expended in the same period in 2008, as we completed in 2009 our U.S. Phase II clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction and our proof-of-concept study evaluating CPP-109 for use in the treatment of methamphetamine addiction. In addition, payroll expenses and benefits decreased for the year ended December 31, 2009 as compared to the same period in 2008, as we reduced our workforce upon completion of our clinical trial and proof-of-concept study.

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

Selling and Marketing Expenses.

We had no selling and marketing expenses during 2009 and 2008.

General and Administrative Expenses.

Year	Amount	Change From Prior Year	Percentage of Total Expenses

2009	$2,177,954	(0.3%)	30.0%
2008	$2,183,504	9.9%	20.0%

Included in general and administrative expenses in 2009 and 2008 was stock-based compensation expense of $329,254 and $259,279, respectively. General and administrative expenses includes, among other expenses, office expenses, legal, accounting and consulting fees and travel expenses for our administrative employees, consultants and members of our Board. The decrease in general and administrative expenses for the year ended December 31, 2009 when compared to the same period in 2008 is primarily due to decreases in consulting and travel expenses, offset by increases in professional fees and stock-based compensation expense.

Stock-Based Compensation.

We issued stock options and restricted stock to several of our scientific advisors and employees in 2009 and 2008. Total stock-based compensation expense for the years ended December 31, 2009 and 2008 was $601,438 and $717,568, respectively.

Interest Income.

We reported interest income in all periods relating to our investment of the proceeds of our various offerings. The decrease in interest income for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to lower interest rates and lower investment amounts, as the proceeds from our registered direct offerings were used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and direct or guaranteed obligations of the United States government.

Income taxes.

We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Net loss was $7,241,928 in the year ended December 31, 2009 ($0.48 per basic and diluted share), as compared to $10,564,597 in the year ended December 31, 2008 ($0.81 per basic and diluted share).

Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital and non-clinical and clinical testing of our drug candidates, CPP-109 and CPP-115. We have historically funded all of our operating requirements from equity issuances.

Since our inception, we have financed our operations primarily through the net proceeds of our private placements, an initial public offering (IPO) and from registered direct offerings under our shelf registration statements. At December 31, 2010, we had cash and cash equivalents of $5,475,158 and working capital of

$5,476,443, as compared to cash and cash equivalents of $7,779,277 and working capital of $7,593,272 at December 31, 2009. As noted below, we raised additional net proceeds of $2.2 million in March 2011. At December 31, 2010 substantially all of our cash and cash equivalents were deposited with one financial institution. Throughout 2010, we periodically had cash balances at certain financial institutions in excess of federally insured limits.

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

We currently believe that we have the cash resources to complete: (i) the non-clinical studies that we currently believe will be required in order for us to file an IND for CPP-115, (ii) an initial Phase I clinical trial of CPP-115 evaluating the safety of CPP-115 in humans, and (iii) the U.S. Phase II(b) clinical trial of CPP-109 that we are jointly conducting with NIDA. We currently expect to receive the results from the Phase II(b) trial of CPP-109 and the U.S. Phase I trial of CPP-115 in the third quarter of 2012. Based on currently available information, we also estimate that we have sufficient working capital to support our operations through at least the third quarter of 2012. These expectations are based on current information available to us. If the cost of these studies is greater than we expect, or if such studies take longer to complete, our assumptions may not prove to be accurate.

At the present time, we will require additional funding to complete studies or trials other than those described above, including any Phase III clinical trial that we may be required to complete before we are in a position to file an NDA for CPP-109 for cocaine addiction and any additional human studies of CPP-115 evaluating the safety and efficacy of its use in treating addiction and epilepsy. Since these additional studies or trials have not yet been developed, we cannot estimate what our funding requirements will be with respect to such studies or trials. We will also require additional working capital to support our operations after the third quarter of 2012. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

In that regard, our future funding requirements will depend on many factors, including:

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

We expect to raise any required additional funds through public or private equity offerings, corporate collaborations or other means. We also intend to seek additional governmental grants for a portion of the required funding for our clinical trials and non-clinical trials; however, there is no assurance that any such grants will be made available, and if available, that we will qualify to receive any such grants. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations.

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

On June 2, 2008, we filed a shelf registration statement with the SEC to sell up to $30 million of our common stock. This shelf registration was declared effective by the SEC on June 26, 2008. Under our 2008 shelf registration statement, shares may be sold periodically to provide additional funds for our operations. The number of shares we can sell and the amount of proceeds we can raise from the sale of such shares are limited to 25% of outstanding common stock and 33% of our public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules. There can be no assurance that we will be able to successfully sell shares under our 2008 shelf registration statement.

To date we have completed three registered direct public offerings under our 2008 shelf registration statement:

•	On September 12, 2008 we raised net proceeds of approximately $4.1 million from the sale of 1,488,332 shares of our common stock;

•	On October 6, 2009, we raised net proceeds of approximately $3.7 million from the sale of 3,973,000 shares of our common stock; and

•	On August 8, 2010, we raised net proceeds of approximately $1.5 million from the sale of 1,351,352 shares of our common stock.

As of December 31, 2010, we had approximately $20.0 million of authorized but unissued common stock available for future offerings under our 2008 shelf registration statement. However, there can be no assurance that we will be able to sell additional shares under our 2008 shelf registration statement.

On December 3, 2010, we filed a second shelf registration statement with the SEC to sell up to $30 million of common stock and common stock purchase warrants. Our 2010 shelf registration statement was declared effective by the SEC on December 15, 2010. The restrictions on sale are identical to those that affect our ability to sell shares under our 2008 shelf registration statement. To date we have completed one registered direct public offering under our 2010 shelf registration statement:

•	On March 11, 2011, we raised net proceeds of approximately $2.2 million from the sale of 2,259,943 shares of our common stock.

Cash Flows

Net cash used in operations was $3,757,405 and $7,683,189, respectively, for the years ended December 31, 2010, and 2009. During the year ended December 31, 2010, net cash used in operating activities was primarily attributable to our net loss of $4,006,323 and increases of $134,025 in grant funds receivable and $58,074 in prepaid expenses and deposits and a decrease of $143,702 in accounts payable, partially offset by an increase of $108,889 in accrued expenses and other liabilities. The loss was further offset by $475,830 of non-cash expenses. Non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities was $2,867 and $2,298, respectively, for 2010 and 2009. Such funds were used primarily for purchases of computer equipment.

Net cash provided by financing activities was $1,456,153 and $3,698,135, respectively, for 2010 and 2009. During 2010 and 2009, net cash from financing activities consisted of the net proceeds from the sale of shares of common stock pursuant to the shelf registration and prospectus supplement. Such funds have been used to fund our research and development costs and our general and administrative costs.

Contractual Obligations

As of December 31, 2010, we had contractual obligations as follows:

Contractual Obligations (1)		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$139,434	$76,686	$62,748	$—	$—
License obligations	50,186	50,186	—	—	—

Total	$189,620	$126,872	$62,748	$—	$—

(1)	We have not included milestone or royalty payments obligations in the table above that we are not able to determine when or if the related milestones will be achieved, or when or if the events triggering payment of the obligations will occur.

We have entered into the following contractual arrangements:

•

Payments to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such potential obligation is approximately $166,000 at December 31, 2010. See “Dispute with Brookhaven” below.

•

Payments to Northwestern under our license agreement. We have agreed to pay Northwestern an upfront fee of $35,000, expense reimbursements of approximately $33,000, and certain milestone payments in future years relating to clinical development activities with respect to CPP-115 or payable upon passage of time, and royalties on any products resulting from the license agreement. The first milestone payment of $50,000 is due on the earlier of filing of an IND or August 27, 2012. At December 31, 2010, we had paid $56,436 in connection with this agreement, and had accrued license fees of $50,186 in the accompanying balance sheet.

•

Payments to our contract manufacturers. We estimate that we will pay our contract manufacturers approximately $1,870,000, with payments to be based on the achievement of milestones relating to the schedule of work that they have agreed to perform for us. At December 31, 2010, we had paid approximately $1,593,000 of this amount.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $368,000 per annum.

•	Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $7,000 per month.

Dispute with Brookhaven

Brookhaven has formally advised us that they believe that the amount due them for patent related expenses as of December 31, 2010 was approximately $1.3 million. We believe that we are only liable to Brookhaven for approximately $166,000, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by us of an NDA for CPP-109.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of December 31, 2010 and 2009 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Stock-based compensation

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Our expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. For the years ended December 31, 2010, 2009 and 2008, the assumptions used were an estimated annual volatility of 100%, 90% and 80%, average expected holding periods of four to five, four to five years and three to five years, and risk-free interest rates of 0.81% to 2.44%, 1.26% to 2.60%, and 1.55% to 3.23%, respectively.

Caution Concerning Forward-Looking Statements

Some of the statements in this Form 10-K are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Form 10-K are based on current expectations that involve numerous risks and uncertainties.

The successful development of CPP-109, CPP-115 or any other product we may acquire, develop or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our non-clinical studies, proof-of-concept studies and clinical studies and trials and other product development activities;

•	our ability to complete our studies and trials on a timely basis and within the budgets we establish for such trials;

•	whether our studies and trials will be successful;

•

the results of our non-clinical studies and clinical studies and trials, and the number and scope of such studies and trials that will be required for us to seek and obtain approval of NDAs for CPP-109 and CPP-115;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other individual property rights;

•	whether others develop and commercialize products competitive to our products;

•	changes in the laws and regulations affecting our business including changes that may result from healthcare reform legislation;

•	our ability to attract and retain skilled employees; and

•	changes in general economic conditions and interest rates.

Our current plans and objectives are based on assumptions relating to the development of our current product candidates. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements made herein, which reflect our views only as of the date of this prospectus, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

There have been no changes in our internal control or in other factors that could have a material affect, or are reasonably likely to have a material affect to the internal control subsequent to the date of the evaluation in connection with the preparation of this Form 10-K.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting is not subject to attestation by our independent registered public accounting firm under the Exchange Act.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2011 Annual Meeting of Stockholders. Our Proxy Statement for the 2011 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010 and is incorporated into this report by this reference.

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

1. The following financial statements of Catalyst Pharmaceutical Partners, Inc. and Report of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

•	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and the period from inception (January 4, 2002) through December 31, 2010

•	Statement of Stockholders’ Equity for the period from inception (January 4, 2002) through December 31, 2010

•	Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and the period from inception (January 4, 2002) through December 31, 2010

•	Notes to Financial Statements

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation(1)

3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	By-laws (1)

4.1	Specimen stock certificate for common stock(1)

10.1 +	Employment Agreement between the Company and Patrick J. McEnany(2)

10.2 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(3)

10.3 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(5)

10.4 +	Letter Agreement between the Company and Jack Weinstein (3)

Exhibit No.	Description of Exhibit

10.5 +	Stock Option Agreement between the Company and Patrick J. McEnany(1)

10.6 +	Stock Option Agreement between the Company and Hubert Huckel(1)

10.7 +	Consulting Agreement between the Company and Charles O’Keeffe(1)

10.8 +	Amendment No. 1 to Consulting Agreement between Charles O’Keeffe and the Company(2)

10.9 +	Agreement between the Company and Charles Gorodetzky(1)

10.10 +	2006 Stock Incentive Plan(1)

10.11	License Agreement, as amended, between the Company and Brookhaven National Laboratories(1)

10.12	License Agreement between the Company and Northwestern University(4)

10.13	Agreement between the Company and the Division of Pharmacotherapies and Medical Consequences of Drug Abuse, National Institute on Drug Abuse (6)

10.14	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.(2)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 Certification of CEO*

31.2	Section 302 Certification of CFO*

32.1	Section 906 Certification of CEO*

32.2	Section 906 Certification of CFO*

(1)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-136039)

(2)	Filed by reference to the Company’s Current Report on Form 8-K dated January 3, 2007

(3)	Filed by reference to the Company’s Current Report on Form 8-K dated December 23, 2008.

(4)	Filed by reference to the Company’s Current Report on Form 8-K dated September 2, 2009

(5)	Filed by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009

(6)	Filed by reference to the Company’s Registration Statement on Form S-3 (File No. 333-170945)

*	Filed herewith

+	Management contract or compensatory plan

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

Signature	Title	Date

/s/ Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Patrick J. McEnany

/s/ Jack Weinstein	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 31, 2011
Jack Weinstein

/s/ Alicia Grande	Corporate Controller/Chief Accounting Officer	March 31, 2011
Alicia Grande

/s/ Hubert E. Huckel, M.D.	Director	March 31, 2011
Hubert E. Huckel, M.D.

/s/ Charles B. O’Keeffe	Director	March 31, 2011
Charles B. O’Keeffe

/s/ Philip H. Coelho	Director	March 31, 2011
Philip H. Coelho

/s/ David S. Tierney, M.D.	Director	March 31, 2011
David S. Tierney, M.D.

/s/ Milton J. Wallace	Director	March 31, 2011
Milton J. Wallace

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceutical Partners, Inc.

We have audited the accompanying balance sheets of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and the period from January 4, 2002 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 and the period from January 4, 2002 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
GRANT THORNTON LLP
Miami, Florida
March 31, 2011

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$5,475,158	$7,779,277
Government grant receivable	134,025	—
Prepaid expenses	166,221	108,147

Total current assets	5,775,404	7,887,424
Property and equipment, net	45,573	68,447
Deposits	10,511	10,511

Total assets	$5,831,488	$7,966,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$105,933	$249,635
Accrued expenses and other liabilities	193,028	44,517

Total current liabilities	298,961	294,152

Accrued expenses and other liabilities, non-current	14,748	54,370

Total liabilities	313,709	348,522

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized: 19,394,737 shares and 18,038,385 shares issued and outstanding, respectively, at December 31, 2010 and 2009	19,395	18,038
Additional paid-in capital	37,209,939	35,305,054
Deficit accumulated during the development stage	(31,711,555)	(27,705,232)

Total stockholders’ equity	5,517,779	7,617,860

Total liabilities and stockholders’ equity	$5,831,488	$7,966,382

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	Year Ended December 31,			Cumulative period from January 4, 2002 (date of inception) through December 31, 2010
	2010	2009	2008
Revenues – government grant	$488,958	$—	$—	$488,958
Operating costs and expenses:
Research and development	2,306,781	5,097,440	8,710,441	22,259,743
General and administrative	2,206,358	2,177,954	2,183,504	11,407,574

Total operating costs and expenses	4,513,139	7,275,394	10,893,945	33,667,317

Loss from operations	(4,024,181)	(7,275,394)	(10,893,945)	(33,178,359)
Interest income	17,858	33,466	329,348	1,466,804

Loss before income taxes	(4,006,323)	(7,241,928)	(10,564,597)	(31,711,555)
Provision for income taxes	—	—	—	—

Net loss	$(4,006,323)	$(7,241,928)	$(10,564,597)	$(31,711,555)

Net loss per share - basic and diluted	$(0.22)	$(0.48)	$(0.81)

Weighted average shares outstanding – basic and diluted	18,580,223	15,066,799	13,013,041

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 4, 2002 (date of inception) through December 31, 2010

	Preferred Stock Series “A”	Preferred Stock Series “B”	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance at January 4, 2002 (date of inception)	$—	$—	$21,888	$78,112	$—	$100,000
Issuance of common stock	—	—	7,296	117,704	—	125,000
Issuance of stock options for services	—	—	—	75,833	—	75,833
Net loss	—	—	—	—	(255,945)	(255,945)

Balance at December 31, 2002	—	—	29,184	271,649	(255,945)	44,888
Issuance of preferred stock	700	—	—	669,757	—	670,457
Issuance of stock options for services	—	—	—	75,833	—	75,833
Net loss	—	—	—	—	(428,615)	(428,615)

Balance at December 31, 2003	700	—	29,184	1,017,239	(684,560)	362,563
Issuance of stock options for services	—	—	—	294,833	—	294,833
Net loss	—	—	—	—	(539,820)	(539,820)

Balance at December 31, 2004	700	—	29,184	1,312,072	(1,224,380)	117,576
Issuance of common stock	—	—	39,545	1,006,971	—	1,046,516
Issuance of common stock and stock options for services	—	—	146	1,087,604	—	1,087,750
Net loss	—	—	—	—	(1,805,380)	(1,805,380)

Balance at December 31, 2005	700	—	68,875	3,406,647	(3,029,760)	446,462
Change in par value	(630)	—	(61,988)	62,618	—	—
Issuance of preferred stock Series “B”, net	—	8	—	3,225,132	—	3,225,140
Issuance of common stock (IPO), net	—	—	3,350	17,634,670	—	17,638,020
Conversion of preferred stock Series “A” into common stock, upon closing of IPO	(70)	—	1,022	(952)	—	—
Conversion of preferred stock Series “B” into common stock, upon closing of IPO	—	(8)	1,116	(1,108)	—	—
Issuance of common stock and stock options for services	—	—	142	1,266,323	—	1,266,465
Net loss	—	—	—	—	(2,729,454)	(2,729,454)

Balance at December 31, 2006	—	—	12,517	25,593,330	(5,759,214)	19,846,633
Issuance of common stock and stock options for services	—	—	11	579,676	—	579,687
Amortization of restricted stock for services	—	—	—	35,930	—	35,930
Net loss	—	—	—	—	(4,139,493)	(4,139,493)

Balance at December 31, 2007	—	—	12,528	26,208,936	(9,898,707)	16,322,757
Issuance of stock options for services	—	—	—	583,836	—	583,836
Issuance of restricted stock units for services, net	—	—	44	130,275	—	130,319
Issuance of common stock, net	—	—	1,488	4,086,412	—	4,087,900
Net loss	—	—	—	—	(10,564,597)	(10,564,597)

Balance at December 31, 2008	—	—	14,060	31,009,459	(20,463,304)	10,560,215
Issuance of stock options for services	—	—	—	581,286	—	581,286
Issuance of restricted stock units for services	—	—	5	20,147	—	20,152
Issuance of common stock, net	—	—	3,973	3,694,162	—	3,698,135
Net loss	—	—	—	—	(7,241,928)	(7,241,928)

Balance at December 31, 2009	—	—	18,038	35,305,054	(27,705,232)	7,617,860
Issuance of stock options for services	—	—	—	450,089	—	450,089
Issuance of restricted stock units for services	—	—	5	(5)	—	—
Issuance of common stock, net	—	—	1,352	1,454,801	—	1,456,153
Net loss	—	—	—	—	(4,006,323)	(4,006,323)

Balance at December 31, 2010	$—	$—	$19,395	$37,209,939	$(31,711,555)	$5,517,779

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Cumulative period from January 4, 2002 (date of inception) through December 31, 2010
	2010	2009	2008
Operating Activities:
Net loss	$(4,006,323)	$(7,241,928)	$(10,564,597)	$(31,711,555)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	25,741	30,227	32,757	111,154
Stock-based compensation	450,089	601,438	717,568	5,205,426
Decrease in interest receivable	—	12,153	51,556	—
Increase in grant funds receivable	(134,025)	—	—	(134,025)
Decrease (increase) in other prepaid expenses and deposits	(58,074)	39,152	386,719	(176,732)
(Decrease) increase in accounts payable	(143,702)	(83,072)	112,841	105,933
(Decrease) increase in accrued expenses and other liabilities	108,889	(1,041,159)	1,002,744	150,252

Net cash used in operating activities	(3,757,405)	(7,683,189)	(8,260,412)	(26,449,547)

Investing Activities:
Capital expenditures	(2,867)	(2,298)	(1,345)	(99,206)

Net cash used in investing activities	(2,867)	(2,298)	(1,345)	(99,206)

Financing Activities:
Proceeds from issuance of common stock, net	1,456,153	3,698,135	4,087,900	28,031,724
Proceeds from issuance of preferred stock, net	—	—	—	3,895,597
Payment of employee withholding tax related to restricted stock units	—	—	(3,410)	(3,410)

Net cash provided by financing activities	1,456,153	3,698,135	4,084,490	31,923,911

Net (decrease) increase in cash and cash equivalents	(2,304,119)	(3,987,352)	(4,177,267)	5,375,158
Cash and cash equivalents – beginning of period	7,779,277	11,766,629	15,943,896	100,000

Cash and cash equivalents – end of period	$5,475,158	$7,779,277	$11,766,629	$5,475,158

Non-cash investing and financing activities:
Non-cash incentive received from lessor	$—	$—	$—	$52,320

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

The Company has incurred operating losses in each period from inception through December 31, 2010. The Company has been able to fund its cash needs to date through an initial funding from its founders, four private placements, an initial public offering (“IPO”), and four registered direct offerings via a shelf registration statement to institutional investors completed in 2008, 2009, 2010 and 2011. See Note 10.

Merger

On September 7, 2006, the Company completed a merger with CPP-Florida in which CPP-Florida was merged with and into the Company and all of CPP-Florida’s assets, liabilities and attributes were transferred to the Company by operation of law. Prior to the merger, the Company was a wholly-owned subsidiary of CPP-Florida. The merger was effected to reincorporate the Company in Delaware.

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

Capital Resources

In June 2008, the Company filed a registration statement on Form S-3 (the “2008 Shelf Registration Statement”) in order to be able to sell up to $30,000,000 of its authorized but unissued common stock through future offerings. During September 2008, the Company sold 1,488,332 shares of its common stock under the 2008 Shelf Registration Statement at a price of $3.00 per share and received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000. During October 2009, the Company sold 3,973,000 shares of its common stock under the 2008 Shelf Registration Statement at a price of $1.00 per share and received gross proceeds of approximately $4.0 million before commissions and incurred expenses of approximately $275,000. During August 2010, the Company sold 1,351,352 shares of its common stock under the 2008 Shelf Registration Statement at a price of $1.11 per share and received gross proceeds of approximately $1.5 million before incurred expenses of approximately $44,000. The Company has approximately $20.0 million of authorized but unissued common stock available for future offerings under the 2008 Shelf Registration Statement. See Note 10.

In December 2010, the Company filed a registration statement on Form S-3 (the “2010 Shelf Registration Statement”) in order to be able to sell up to $30,000,000 of its authorized but unissued common stock and warrants to purchase common stock through future offerings. Subsequent to year end, during March 2011 the Company sold 2,259,943 shares of its common stock under the 2010 Shelf Registration Statement at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and incurred expenses of approximately $300,000. The Company has approximately $27.5 million of authorized but unissued common stock available for future offerings under the 2010 Shelf Registration Statement. See Note 14.

1.	Organization and Description of Business (continued)

In November 2010, the Company was notified that it had been certified to receive a cash grant aggregating $488,958 under the Qualifying Therapeutic Discovery Projects Program (section 48D of the Internal Revenue Code). The grant related to two qualifying therapeutic projects, CPP-109 for the treatment of stimulant dependence and CPP-115 for the treatment of epilepsy and stimulant dependence. Of these funds, $354,933 were received in November 2010 and $134,025 were received in February 2011.

The Company will require additional capital to fund many of the non-clinical studies and clinical studies and trials of CPP-109 and CPP-115 required to file New Drug Applications (“NDA”) with the U.S. Food and Drug Administration (“FDA”). The Company will also require additional working capital to support its operations in periods after the third quarter of 2012.

In addition to the filing of the above described shelf registration statements, the Company may raise the additional funds required through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

2.	Basis of Presentation and Significant Accounting Policies

a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in that manner in accordance with U.S. generally accepted accounting principles. The Company’s primary focus is on the development and commercialization of its product candidates CPP-109 and CPP-115.

b.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of U.S. Treasury bills and money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

d.	GOVERNMENT GRANT RECEIVABLE. The government grant receivable consists of a grant receivable from the U.S. government for a portion of the cash grants awarded to the Company under the Qualifying Therapeutic Discovery Project Program during November 2010. Such funds were received in February 2011. The Company recognizes U.S. government cash grants in the period in which the Company is notified of such awards.

e.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid insurance, prepaid offering costs and prepaid research fees. Prepaid research fees consist of advances for our product development activities, including drug manufacturing, contracts for non-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

2.	Basis of Presentation and Significant Accounting Policies (continued)

f.	PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever is shorter. Useful lives generally range from three years for computer equipment to three to six years for furniture and equipment and leasehold improvements. Expenditures for repairs and maintenance are charged to expenses as incurred.

g.	OPERATING LEASES. The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays, escalation clauses or tenant improvement allowances, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2010 and 2009, the Company had $29,601 and $42,637, respectively, of deferred rent and lease incentive in accrued expenses and other liabilities.

h.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, government grant receivable, accounts payables and accrued expenses and other liabilities. At December 31, 2010 the fair value of these instruments approximated their carrying value.

i.	RESEARCH AND DEVELOPMENT. Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research related services for the Company.

j.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all stock-based payments to employees, directors, consultants and scientific advisors, including grants of stock options and other share based awards. For stock options the Company uses the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense as follows:

	2010	2009	2008
Research and development	$179,737	$272,184	$458,289
General and administrative	270,352	329,254	259,279

Total stock-based compensation	$450,089	$601,438	$717,568

k	CONCENTRATION OF CREDIT RISK. The financial instruments that potentially subject the Company to concentration of credit risk are cash equivalents (i.e. money market funds). The Company places its cash equivalents with high-credit quality financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in these accounts.

l.	INCOME TAXES. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

2.	Basis of Presentation and Significant Accounting Policies (continued)

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2008. The Company recognizes penalties and tax related interest expense as a component of income tax expense.

m.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net income (loss).

n.	NET INCOME (LOSS) PER SHARE. Basic income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options and restricted stock units. For all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive. Potentially dilutive common stock equivalents as of December 31, 2010 were stock options to purchase up to 3,135,619 shares of common stock at exercise prices ranging from $0.62 to $6.00. Potentially dilutive common stock equivalents as of December 31, 2009 were (i) stock options to purchase up to 2,962,461 shares of common stock at exercise prices ranging from $0.62 to $6.00 and (ii) 5,000 shares of restricted common stock. Potentially dilutive common stock equivalents as of December 31, 2008 were (i) stock options to purchase up to 2,772,149 shares of common stock at exercise prices ranging from $0.69 to $6.00 and (ii) 10,000 shares of restricted common stock.

o.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of pharmaceutical products.

p.	RECENT ACCOUNTING PRONOUNCEMENTS. In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends FASB ASC Topic 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material effect on the Company’s financial statements.

q.	RECLASSIFICATIONS. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

3.	Prepaid Expenses

Prepaid expenses consist of the following as of December 31:

	2010	2009
Prepaid insurance	$71,215	$82,145
Prepaid offering costs	42,369	—
Prepaid research fees	38,719	7,283
Prepaid rent	3,251	8,035
Other	10,667	10,684

Total prepaid expenses	$166,221	$108,147

4.	Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2010	2009
Computer equipment	$32,376	$29,509
Furniture and equipment	44,175	44,175
Leasehold improvements	80,176	80,176

	156,727	153,860
Less: Accumulated depreciation	(111,154)	(85,413)

Total property and equipment, net	$45,573	$68,447

Depreciation and amortization expense was $25,741, $30,227 and $32,757, respectively, for the years ended December 31, 2010, 2009 and 2008.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following as of December 31:

	2010	2009
Accrued non-clinical and clinical trial expenses	$35,678	$273
Deferred rent and lease incentive	14,853	13,037
Accrued license fees	50,186	18,936
Accrued professional fees	87,212	10,000
Other	5,099	2,271

Current accrued expenses and other liabilities	193,028	44,517

Accrued license fees- non-current	—	24,770
Deferred rent & lease incentive- non-current	14,748	29,600

Non-current accrued expenses and other liabilities	14,748	54,370

Total accrued expenses and other liabilities	$207,776	$98,887

6.	Commitments

The Company has contracted with drug manufacturers and other vendors, including the clinical research organization (CRO) that oversaw the clinical trial and proof-of-concept study completed in 2009, to assist in the execution of the Company’s non-clinical studies and clinical studies and trials, analysis, and the preparation of material necessary for the future filings of NDA’s with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

6.	Commitments (continued)

The Company has executed noncancellable operating lease agreements for its corporate offices. Certain of these leases have free and escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. As of December 31, 2010, future minimum lease payments under the noncancellable operating lease agreements are as follows:

2011	$76,686
2012	62,592
2013	156

$139,434

During 2007, the Company entered into a new lease for its corporate offices in Coral Gables, Florida. The lease provides for fixed increases in minimum annual rent payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The differences between rent expense recorded and the amount paid is credited or charged to accrued expenses and other liabilities in the accompanying balance sheet. Rent expense was $65,781, $69,030 and $66,028, respectively, for the years ended December 31, 2010, 2009 and 2008. The Company’s leases expire on various dates through December 2013.

Obligations under capital leases are not significant.

For commitments related to the Company’s license agreements with Brookhaven (defined below), and Northwestern (defined below), see Note 7.

7.	Agreements

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (“Brookhaven”), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine, other addictions and obsessive-compulsive disorders. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license in the amount of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of December 31, 2010 it had a contingent liability of approximately $166,000, related to this obligation. Of these costs approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (“FDA”), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses as of December 31, 2010 was approximately $1.3 million. The Company has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying December 31, 2010 and 2009 balance sheets.

7.	Agreements (continued)

b.	LICENSE AGREEMENT WITH NORTHWESTERN UNIVERSITY. On August 27, 2009, the Company entered into a license agreement with Northwestern University (“Northwestern”), under which it acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin that have been discovered by Northwestern. Under the terms of the license agreement, Northwestern granted the Company an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. The Company has identified and designated the lead compound under this license as CPP-115.

Under the license agreement with Northwestern, the Company will be responsible for continued research and development of any resulting product candidates. As of December 31, 2010, the Company had paid Northwestern upfront payments aggregating $35,000 and maintenance and patent fees aggregating $21,436, and has accrued license fees of $50,186 in the accompanying December 31, 2010 balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The first milestone payment of $50,000 is due on the earlier of the filing of an IND for CPP-115 or August 27, 2012.

c.	AGREEMENT WITH NIDA. On April 13, 2010, the Company signed a definitive Clinical Trial Agreement (“CTA”) with the National Institute on Drug Abuse (“NIDA”) to jointly conduct a U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction (the “Phase II(b) Trial”). As part of the CTA, NIDA, under their agreement with the Veteran’s Administration Cooperative Studies Program (“VA”), has agreed to provide substantial resources towards the completion of the Phase II(b) Trial. It is anticipated that this double-blind, placebo-controlled trial, which is being conducted at twelve leading addiction research facilities across the United States, will recruit approximately 200 subjects. The Phase II(b) Trial, which will be overseen by the Veterans Administration, was initiated in November 2010, and the Company expects to have top-line data from the Phase II(b) Trial in the third quarter of 2012. The Phase II(b) Trial is designed to confirm the safety and efficacy of CPP-109 for the treatment of cocaine addiction and if successful, the Company believes that it will qualify to be one of the adequate and well controlled trials required to support approval of an NDA for CPP-109.

Pursuant to the CTA, the Company will provide the study drug (and matching placebo) for the Phase II(b) Trial and materials required to package them suitably for use in the Phase II(b) Trial. In conjunction with NIDA, the Company has developed the Phase II(b) Trial protocol and informed consent and has submitted such documents to the FDA for review. The Company will also be responsible for, among other duties, funding patient recruitment activities and advertising for the Phase II(b) Trial, establishing and funding a contract with a vendor capable of decrypting and converting the visual field data obtained from study subjects into a format analyzable by the VA statisticians who will interpret the study data, and, if requested, funding the treatment costs of up to 25 study subjects. Further, pursuant to the CTA, NIDA has provided input on the protocol and informed consent and will, under their agreement with the VA, solicit, recruit and fund qualified study sites and investigators. NIDA has also presently contracted to treat more than 200 study subjects. Finally, NIDA, through its agreement with the VA, will also provide clinical monitoring for all sites.

The CTA terminates on April 13, 2015 or upon the completion of the Phase II(b) Trial, whichever comes first, except that the CTA may be extended for two further periods of two years each by agreement of the parties if it is necessary to complete the Phase II(b) Trial. Either party may terminate the CTA upon 60 days’ notice without cause, or upon 30 days’ written notice for cause. Both NIDA and the Company have continuing rights under the CTA if the CTA is terminated. Among other obligations, this includes an obligation of each party to continue their respective obligations under the CTA until all study subjects enrolled in the trial at the time of such termination have completed the study and continuing duties of confidentiality.

7.	Agreements (continued)

As of December 31, 2010, the Company has paid approximately $462,000 of direct costs related to the Phase II(b) Trial contemplated by the CTA and approximately $39,000 of this amount had been advanced upon signing of contracts and, as such, has been included in prepaid expenses in the accompanying December 31, 2010 balance sheet. This amount excludes internal costs, such as salaries, benefits and other costs of the Company’s personnel working on the Phase II(b) Trial.

d.	AGREEMENT WITH CONTRACT MANUFACTURER. The Company has entered into an agreement with a contract manufacturer under which such manufacturer has developed for the Company its version of vigabatrin, CPP-109 and study placebo, for use by the Company in its clinical trials and studies. The contract manufacturer is progress billing the Company under this agreement pursuant to a schedule of payments running concurrently with the work they are performing. The payments are due 30 days from the time of invoicing of the scheduled procedure. During the years ended December 31, 2010, 2009 and 2008, the Company paid approximately $298,000, $116,000 and $249,000, respectively, of costs due under this agreement, which were recorded as research and development expenses in the accompanying statements of operations.

The Company has entered into an agreement with a contract manufacturer under which such manufacturer has developed for the Company CPP-115 for use by the Company in its non-clinical studies. The contract manufacturer is progress billing the Company under this agreement pursuant to a schedule of payments running concurrently with the work they are performing. During the years ended December 31, 2010 and 2009 the Company paid approximately $213,000 and $51,000, respectively, of costs due under this agreement, which were recorded as research and development expenses in the accompanying statements of operations.

e.	AGREEMENT WITH CONTRACT RESEARCH ORGANIZATION. The Company entered into agreements with the CRO that oversaw the Company’s U.S. Phase II cocaine clinical trial and methamphetamine proof-of-concept study completed in 2009. The agreement required certain advances as well as payments based on the achievement of milestones. During the years ended December 31, 2010, 2009 and 2008, respectively, the Company paid approximately $133,000, $4,190,000 and $4,029,000 of costs due under these agreements.

f.	AGREEMENTS FOR LABORATORIES AND OTHER RELATED TRIAL TESTS. The Company has entered into various agreements for laboratories and other testing related to the Company’s studies and trials. The agreements require certain advances as well as payments based on the achievement of milestones. During the years ended December 31, 2009 and 2008 the Company paid approximately $370,000 and $270,000, respectively, in connection with laboratories and other tests related to its U.S. Phase II cocaine clinical trial. In addition, during the years ended December 31, 2009 and 2008 the Company paid approximately $101,000 and $311,000, respectively, in connection with laboratories and other tests related to its methamphetamine proof-of-concept study. During the year ended December 31, 2010 the Company paid approximately $511,000 in connection with laboratories and other tests related to its non-clinical trials of CPP-115.

8.	Related Party Transactions

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers, directors and members of the Company’s Scientific Advisory Board, a portion of which were with related parties under common ownership and control. During the years ended December 31, 2010, 2009 and 2008, the Company paid approximately $79,000, $64,000 and $155,000, respectively, in consulting fees to related parties.

The Company has an employment agreement with Patrick J. McEnany, its principal stockholder, Chairman, President and Chief Executive Officer. Under this agreement, Mr. McEnany will receive an annual base salary of approximately $368,000 in 2011, and may earn bonus compensation based on performance. This agreement expires in November 2011.

9.	Income Taxes

As of December 31, 2010 and 2009, the Company had deferred tax assets of approximately $11,428,000 and $9,918,000, respectively, of which approximately $10,080,000 and $8,742,000 represent United States federal and state net operating loss carryforwards and start-up costs. The remaining temporary differences represent non-deductible stock option and equity expense. The related deferred tax asset has a 100% valuation allowance as of December 31, 2010 and 2009, as the Company believes it is more likely than not that the deferred tax asset will not be realized. The change in valuation allowance was approximately $1,510,000, $2,742,000 and $4,036,000 in 2010, 2009 and 2008, respectively. There are no other significant temporary differences. The net operating loss carry-forwards of approximately $17,439,000 as of December 31, 2010 will expire at various dates beginning in 2023 and ending in 2030. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation. The effective tax rate of 0% in all periods presented differs from the statutory rate of 35% due to the valuation allowance and because the Company had no taxable income.

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

Common Stock

The Company has 100,000,000 shares of authorized common stock with a par value of $0.001 per share. At December 31, 2010 and 2009, 19,394,737 and 18,035,385 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

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

In addition, on June 2, 2008 the Company filed the 2008 Shelf Registration Statement with the SEC to sell up to $30 million of common stock. The 2008 Shelf Registration Statement was declared effective by the SEC on June 26, 2008. On September 2008 the Company filed a prospectus supplement and offered for sale to institutional investors 1,488,332 shares of its common stock at $3.00 per share pursuant to the 2008 Registration Statement. The Company received gross proceeds of approximately $4.5 million before commissions and expenses of approximately $377,000. On October 2009 the Company filed a prospectus supplement and offered for sale to institutional investors 3,973,000 shares of its common stock at $1.00 per share pursuant to the 2008 Registration Statement. The Company received gross proceeds of approximately $4.0 million before commissions and expenses of approximately $275,000. On August 2010, the Company filed a prospectus supplement and sold an additional 1,351,352 shares of its common stock at $1.11 per share to an institutional investor pursuant to the 2008 Shelf Registration Statement. The Company received gross proceeds of approximately $1.5 million before expenses of approximately $44,000.

Further, on December 3, 2010, the Company filed the 2010 Shelf Registration Statement with the SEC to sell up to $30 million of common stock and warrants to purchase common stock. This registration statement was declared effective by the SEC on December 15, 2010. Subsequent to year end, during March 2011 the Company sold 2,259,943 shares of its common stock under the 2010 Shelf Registration Statement at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and incurred expenses of approximately $300,000. See Notes 1 and 14.

The number of shares that the Company can sell and the amount of the gross proceeds that the Company can raise (in the aggregate) under its currently outstanding shelf registration statements is limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules.

Nasdaq Listing

The Company’s common stock currently trades on the Nasdaq Capital Market. On November 13, 2009, the Nasdaq Stock Market (“Nasdaq”) informed the Company that, as a result of the Company’s common stock no longer meeting the requirement that it trade at a bid price of at least $1.00 per share, the Company’s common stock would be delisted from the Nasdaq Capital Market if, by May 12, 2010, the Company did not regain compliance with the requirement by the common stock trading at a bid price of at least $1.00 per share for a period of at least ten consecutive trading days. On April 26, 2010, the Company received notice from Nasdaq confirming that the Company had regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as a result of the Company’s common stock closing with a bid price of at least $1.00 for at least ten consecutive trading days.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share at December 31, 2010 and 2009. No shares of preferred stock were outstanding at December 31, 2010 and 2009.

11.	Stock Compensation Plans

The Company issues options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, consultants and scientific advisors of the Company under the 2006 Stock Incentive Plan (the “Plan”) (see Note 2). Prior to July 2006, the Company granted options pursuant to written agreements to purchase an aggregate of 2,352,254 shares of common stock. Under the Plan, 2,188,828 shares of the Company’s common stock were reserved for issuance. At December 31, 2010, 344,270 of these shares remained available for future issuance under the Plan.

Stock Options

The Company has granted stock options to employees, officers, directors, scientific advisors and consultants generally at exercise prices equal to the market price of the common stock at grant date. Share awards generally vest over a period of 2 to 4 years of continuous service and have contractual terms from 5 to 10 years. Certain awards provide for accelerated vesting if there is a change in control. The Company issues new shares as shares are required to be delivered upon exercise of outstanding stock options. No stock options have been exercised to date.

11.	Stock Compensation Plans (continued)

During the years ended December 31, 2010, 2009 and 2008 the Company recorded non-cash stock-based compensation expense related to stock options totaling $450,089, $581,286 and $583,836, respectively.

During the years ended December 31, 2010 and 2009, the Company granted five-year options to purchase an aggregate of 465,000 shares and 999,000 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors and consultants. In connection with the 2009 grants, certain officers, employees and consultants agreed to the cancellation of 743,688 previously held options.

Stock option activity under the Company’s written stock option agreements and the Plan for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010		2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,962,461	$1.02	2,772,149	$1.53	2,568,149	$1.42
Granted	465,000	1.09	999,000	0.95	204,000	2.92
Exercised	—	—	—	—	—	—
Forfeited, expired or cancelled	(291,842)	1.37	(808,688)	2.67	—	—

Outstanding at end of year	3,135,619	$1.00	2,962,461	$1.02	2,772,149	$1.53

Exercisable at end of year	2,683,952	$1.00	2,444,128	$1.05	2,571,890	$1.35

The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2010 was $539,874 and $517,224, respectively. The weighted-average grant-date fair value of stock options granted during 2010, 2009 and 2008 was $0.75, $0.55 and $1.67, respectively. The total fair value of vested stock options during 2010, 2009 and 2008 was $346,270, $634,807 and $633,346, respectively.

The following table summarizes information about the Company’s options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.62- $0.69	1,489,220	2.85	$0.68	1,489,220	2.85	$0.68
$0.90	935,000	3.80	$0.90	683,333	3.80	$0.90
$1.09- $1.37	482,511	4.68	$1.10	282,511	4.56	$1.11
$2.49- $2.55	124,000	2.92	$2.51	124,000	2.92	$2.51
$3.15- $6.00	104,888	1.93	$4.08	104,888	1.93	$4.08

	3,135,619	3.39	$1.00	2,683,952	3.24	$1.00

As of December 31, 2010, there was approximately $245,000 of unrecognized compensation expense related to non-vested stock option awards granted under the Plan. That cost is expected to be recognized over a weighted average period of approximately 1.39 years.

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

11.	Stock Compensation Plans (continued)

Assumptions used during the years were as follows:

	Year ended December 31,
	2010	2009	2008
Risk free interest rate	0.81% to 2.44%	1.26% to 2.60%	1.55 to 3.23%
Expected term	4 to 5 years	4 to 5 years	3 to 5 years
Expected volatility	100%	90%	80%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	—%	—%	—%

Restricted Stock Units

Under the Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity during 2010, 2009 and 2008 was as follows:

	2010		2009		2008
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	5,000	$4.03	10,000	$4.03	25,484	$3.61
Granted	—	—	—	—	30,000	3.26
Vested	(5,000)	4.03	(5,000)	4.03	(45,484)	3.29
Forfeited	—	—	—	—	—	—

Nonvested balance at end of year	—	—	5,000	$4.03	10,000	$4.03

During the years ended December 31, 2010, 2009 and 2008, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0, $20,150 and $133,732, respectively.

12.	Benefit Plan

During 2007, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, all eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. Commencing in 2008, the Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2010, 2009 and 2008 the Company’s matching contributions were approximately $33,000, $34,000 and $30,000, respectively.

13.	Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2010 and 2009:

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues – government grant	$—	$—	$—	$488,958
Loss from operations	(1,050,412)	(1,333,132)	(908,465)	(732,172)
Net loss	(1,045,043)	(1,328,541)	(903,985)	(728,754)
Loss per share — basic and diluted	$(0.06)	$(0.07)	$(0.05)	$(0.04)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$—	$—	$—	$—
Loss from operations	(3,044,543)	(1,768,812)	(1,292,314)	(1,169,725)
Net loss	(3,031,201)	(1,761,887)	(1,286,720)	(1,162,120)
Loss per share — basic and diluted	$(0.22)	$(0.13)	$(0.09)	$(0.06)

Quarterly basic and diluted net loss per common share were computed independently for each quarter and do not necessarily total to the full year basic and diluted net loss per common share.

14.	Subsequent Events

Subsequent to year end, during March 2011 the Company sold 2,259,943 shares of its common stock under the 2010 Shelf Registration Statement at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and incurred expenses of approximately $300,000. The Company has approximately $27.5 million of authorized but unissued common stock available for future offerings under the 2010 Shelf Registration Statement. See Notes 1 and 10.