Form 10-Q
period 2011-03-31
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2011-05-13
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,654,680 shares of common stock, $0.001 par value per share, were outstanding as of May 12, 2011.

CATALYST PHARMACEUTICAL PARTNERS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed balance sheets at March 31, 2011 (unaudited) and December 31, 2010	3

	Condensed statements of operations for the three months ended March 31, 2011 and 2010 and from inception (January 4, 2002) through March 31, 2011 (unaudited)	4

	Condensed statement of stockholders’ equity for the three months ended March 31, 2011 (unaudited)	5

	Condensed statements of cash flows for the three months ended March 31, 2011 and 2010 and from inception (January 4, 2002) through March 31, 2011 (unaudited)	6

	Notes to unaudited condensed financial statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	REMOVED AND RESERVED	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	21

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,872,673	$5,475,158
Government grant receivable	—	134,025
Prepaid expenses	227,956	166,221

Total current assets	7,100,629	5,775,404
Property and equipment, net	44,963	45,573
Deposits	10,511	10,511

Total assets	$7,156,103	$5,831,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$425,419	$105,933
Accrued expenses and other liabilities	436,930	193,028

Total current liabilities	862,349	298,961

Accrued expenses and other liabilities, non-current	10,726	14,748

Total liabilities	873,075	313,709

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,654,680 shares and 19,394,737 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	21,655	19,395
Additional paid-in capital	39,490,064	37,209,939
Deficit accumulated during the development stage	(33,228,691)	(31,711,555)

Total stockholders’ equity	6,283,028	5,517,779

Total liabilities and stockholders’ equity	$7,156,103	$5,831,488

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,		Cumulative Period from January 4, 2002 (date of inception) to March 31,
	2011	2010	2011
Revenues – government grant	$—	$—	$488,958

Operating costs and expenses:
Research and development	903,953	439,587	23,163,696
General and administrative	615,297	610,825	12,022,871

Total operating costs and expenses	1,519,250	1,050,412	35,186,567

Loss from operations	(1,519,250)	(1,050,412)	(34,697,609)
Interest income	2,114	5,369	1,468,918

Loss before income taxes	(1,517,136)	(1,045,043)	(33,228,691)
Provision for income taxes	—	—	—

Net loss	$(1,517,136)	$(1,045,043)	$(33,228,691)

Net loss per share – basic and diluted	$(0.08)	$(0.06)

Weighted average shares outstanding – basic and diluted	19,922,057	18,043,385

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2011

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2010	$—	$19,395	$37,209,939	$(31,711,555)	$5,517,779
Issuance of stock options for services	—	—	53,751	—	53,751
Issuance of common stock, net	—	2,260	2,226,374	—	2,228,634
Net loss	—	—	—	(1,517,136)	(1,517,136)

Balance at March 31, 2011	$—	$21,655	$39,490,064	$(33,228,691)	$6,283,028

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,		Cumulative Period from January 4, 2002 (date of inception) through March 31,
	2011	2010	2011
Operating Activities:
Net loss	$(1,517,136)	$(1,045,043)	$(33,228,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,438	6,751	117,592
Stock-based compensation	53,751	82,347	5,259,177
Change in assets and liabilities:
Decrease in government grant receivable	134,025	—	—
Increase in prepaid expenses and deposits	(61,735)	(98,535)	(238,467)
(Decrease) increase in accounts payable	319,486	(161,371)	425,419
Increase in accrued expenses and other liabilities	234,052	194,263	384,304

Net cash used in operating activities	(831,119)	(1,021,588)	(27,280,666)
Investing Activities:
Capital expenditures	—	—	(99,206)

Net cash used in investing activities	—	—	(99,206)
Financing Activities:
Proceeds from issuance of common stock, net	2,228,634	—	30,260,358
Proceeds from issuance of preferred stock, net	—	—	3,895,597
Payment of employee withholding tax related to RSUs	—	—	(3,410)

Net cash provided by financing activities	2,228,634	—	34,152,545

Net (decrease) increase in cash	1,397,515	(1,021,588)	6,772,673
Cash and cash equivalents at beginning of period	5,475,158	7,779,277	100,000

Cash and cash equivalents at end of period	$6,872,673	$6,757,689	$6,872,673

Supplemental disclosure of non-cash operating activity:
Non-cash incentive received from lessor	$—	$—	$52,320

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceutical Partners, Inc. (the Company) is a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting diseases of the central nervous system with a focus on the treatment of addiction and epilepsy. The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.

The Company has incurred operating losses in each period from inception through March 31, 2011. The Company has been able to fund its cash needs to date through an initial funding from its founders, four private placements, an initial public offering (IPO), a government grant and four registered direct offerings via shelf registrations to institutional investors. See Note 8.

Capital Resources

The Company estimates that it currently has sufficient cash to complete: (i) the non-clinical studies that it currently believes will be required in order for it to file an investigational new drug application (IND) for CPP-115; (ii) an initial Phase I clinical trial evaluating the safety of CPP-115 in humans, and (iii) the U.S. Phase II(b) clinical trial of CPP-109 that the Company is currently jointly conducting with the National Institute on Drug Abuse (NIDA). The Company also believes that it has sufficient working capital to support its operations through at least the third quarter of 2012. However, the Company will need additional funding to complete any other non-clinical studies or clinical studies and trials of CPP-109 and CPP-115. There can be no assurance that the Company will ever be able to commercialize either of these products.

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

2.	Basis of Presentation and Significant Accounting Policies.

a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles applicable to a development stage company. The Company’s primary focus is on the development and commercialization of its product candidates CPP-109 and CPP-115.

2.	Basis of Presentation and Significant Accounting Policies (continued).

b.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or for the full 2011 fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders' equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net income (loss).

e.	NET LOSS PER SHARE. Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented. Anti-dilutive securities, which consist of stock options to purchase shares of common stock at exercise prices ranging from $0.62 to $6.00, that were not included in diluted net loss per common share were 3,118,108 and 2,670,619, respectively, at March 31, 2011 and 2010.

f.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, including U.S. Treasury bills, purchased with an original maturity of three months or less to be cash equivalents. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits throughout the period.

g.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid insurance and advances for the Company’s product development and research activities, including drug manufacturing, contracts for non-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

h.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, government grant receivable, accounts payables and accrued expenses and other liabilities. At March 31, 2011 and December 31, 2010, the fair value of these instruments approximated their carrying value.

2.	Basis of Presentation and Significant Accounting Policies (continued).

i.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all share-based payments including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The 2011 expected volatility assumption is based on reviews of the historical volatility of our common stock. For 2010 and prior, our expected volatility assumption was based on the historical volatility of other publicly traded companies in the same industry, as our common stock did not have sufficient trading history. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of March 31, 2011, there were outstanding stock options to purchase 3,118,108 shares of common stock, of which stock options to purchase 2,666,441 shares of common stock were exercisable as of March 31, 2011.

For the three month periods ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2011	2010
Research and development	$18,466	$60,468
General and administrative	35,285	21,879

Total stock-based compensation	$53,751	$82,347

3.	Prepaid Expenses.

Prepaid expenses consist of the following:

	March 31, 2011	December 31, 2010
Prepaid insurance	$171,988	$71,215
Prepaid offering costs	—	42,369
Prepaid research fees	25,813	38,719
Prepaid rent	—	3,251
Other	30,155	10,667

Total prepaid expenses	$227,956	$166,221

4.	Property and Equipment.

Property and equipment, net consists of the following:

	March 31, 2011	December 31, 2010
Computer equipment	$32,376	$32,376
Furniture and equipment	44,803	44,175
Leasehold improvements	80,176	80,176

	157,355	156,727
Less: Accumulated depreciation	(112,392)	(111,154)

Total property and equipment, net	$44,963	$45,573

Depreciation expense was $6,438 and $6,751, respectively, for the three month periods ended March 31, 2011 and 2010.

5.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2011	December 31, 2010
Accrued non-clinical and clinical trial expenses	$179,430	$35,678
Deferred rent and lease incentive	15,317	14,853
Accrued license fees	49,468	50,186
Accrued compensation and benefits	40,973	614
Accrued professional fees	121,729	87,212
Accrued offering costs	22,599	—
Other	7,414	4,485

Current accrued expenses and other liabilities	436,930	193,028

Deferred rent and lease incentive- non-current	10,726	14,748

Non-current accrued expenses and other liabilities	10,726	14,748

Total accrued expenses and other liabilities	$447,656	$207,776

6.	Commitments.

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (Brookhaven), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine addiction, other addictions and obsessive-compulsive disorders. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of new drug application (NDA) approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of March 31, 2011 and December 31, 2010, it had a contingent liability of approximately $166,000 related to this obligation. Of these costs approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (FDA), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any licensed product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses is approximately $1.3 million. The Company has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying March 31, 2011 and December 31, 2010 condensed balance sheets.

6.	Commitments (continued).

b.	LICENSE AGREEMENT WITH NORTHWESTERN UNIVERSITY On August 27, 2009, the Company entered into a license agreement with Northwestern University (Northwestern), under which it acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin which have been discovered by Northwestern. Under the terms of the license agreement, Northwestern granted the Company an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. The Company has identified and designated the lead compound under this license as CPP-115.

Under the Northwestern license agreement, the Company will be responsible for continued research and development of any resulting product candidates. As of March 31, 2011, the Company has paid $64,654 in connection with the license and has accrued license fees of $49,468 in the accompanying March 31, 2011 condensed balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The first such milestone payment of $50,000 is due on the earlier of filing of an IND or August 27, 2012.

c.	AGREEMENT WITH NIDA. On April 13, 2010, the Company signed a definitive Clinical Trial Agreement (CTA) with the National Institute on Drug Abuse (NIDA) to jointly conduct a U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction (the Phase II(b) Trial). As part of the CTA, NIDA, under their agreement with the Veteran’s Administration Cooperative Studies Program (VA), has agreed to provide substantial resources towards the completion of the Phase II(b) Trial. It is anticipated that this double-blind, placebo-controlled trial, which is being conducted at twelve leading addiction research facilities across the United States, will recruit approximately 200 subjects. The Phase II(b) Trial, which will be overseen by the Veterans Administration, was initiated in November 2010, and the Company expects to have top-line data from the Phase II(b) Trial in the third quarter of 2012. The Phase II(b) Trial is designed to confirm the safety and efficacy of CPP-109 for the treatment of cocaine addiction and if successful, the Company believes that it will qualify to be one of the adequate and well controlled trials required to support approval of an NDA for CPP-109.

At present, the Company estimates that it will pay approximately $894,000 in connection with contracts entered into in connection with this trial. As of March 31, 2011, the Company had paid approximately $396,000 of this amount. In addition, the Company had prepaid expenses of approximately $26,000, accounts payable of approximately $43,000 and accrued expenses of approximately $20,000 in the accompanying condensed balance sheet as of March 31, 2011 relating to this trial.

d.	AGREEMENTS FOR DRUG DEVELOPMENT, NON-CLINICAL AND CLINICAL STUDIES. The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in drug development work, clinical and non-clinical studies, data analysis and the preparation of material necessary for the filing of NDAs with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any costs incurred through the date of termination. At present, the Company estimates that it will pay approximately $1.4 million of costs under these agreements. As of March 31, 2011, the Company had paid approximately $458,000 of this amount. In addition, the Company had accounts payable of approximately $236,000 and accrued expenses of approximately $136,000 in the accompanying condensed balance sheet as of March 31, 2011 relating to these contracts.

7.	Income Taxes.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2008. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

8.	Stockholders’ Equity.

On June 2, 2008, the Company filed the 2008 Shelf Registration Statement with the U.S. Securities and Exchange Commission (SEC) to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. In September 2008, the Company sold 1,488,332 shares of its common stock at $3.00 per share pursuant to the 2008 Shelf Registration Statement and received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000. In October 2009, the Company sold an additional 3,973,000 shares of its common stock under the 2008 Shelf Registration Statement at a price of $1.00 per share and received gross proceeds of approximately $4.0 million before commissions and incurred expenses of approximately $275,000. In August 2010, the Company sold an additional 1,351,352 shares of its common stock under the 2008 Shelf Registration Statement at a price of $1.11 per share to an institutional investor and received gross proceeds of approximately $1.5 million before commissions and incurred expenses of approximately $44,000.

On December 3, 2010, the Company filed the 2010 Shelf Registration Statement with the SEC to sell up to $30 million of common stock and common stock purchase warrants. This shelf registration statement was declared effective by the SEC on December 15, 2010. During March 2011, the Company sold 2,259,943 shares of its common stock under the 2010 Shelf Registration Statement at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and other expenses totaling approximately $300,000.

The number of shares that the Company can sell and the amount of the gross proceeds that the Company can raise under its currently outstanding shelf registration statements is limited to 33% of the Company’s public float (in the aggregate), pursuant to applicable SEC rules, and may be limited to 20% of the number of shares of outstanding common stock, pursuant to applicable NASDAQ marketplace rules.

9.	Stock Compensation.

Stock Options

No options were granted during the three months periods ended March 31, 2011 and 2010. The Company recorded stock-based compensation related to previously granted stock options totaling $53,751 and $82,347, during the three months ended March 31, 2011 and 2010, respectively. The total fair value of vested stock options during the three months ended March 31, 2011 and 2010 was $0 and $3,380, respectively.

The calculated value of the stock options was determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2011	2010
Risk free interest rate	1.55%	1.96 to 2.44%
Expected term	3 to 4 years	4 to 5 years
Expected volatility	130%	100%
Expected dividend yield	—%	—%
Expected forfeiture rate	—%	—%

9.	Stock Compensation (continued).

As of March 31, 2011, there was approximately $196,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 Stock Incentive Plan (the Plan). The cost is expected to be recognized over a weighted average period of approximately 1.19 years.

10.	Related Party Transactions.

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. During the three-month periods ended March 31, 2011 and 2010, the Company paid approximately $21,000 and $19,000, respectively, in consulting fees to related parties, which are included in research and development expenses.

11.	Reclassifications.

Certain prior period amounts in the financial statements have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference into it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our product development efforts, including the anticipated timing of receipt of results from our clinical trials, our financing plans and trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by our forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials and non-clinical studies required for us to file NDAs for CPP-109 and for CPP-115, our ability to complete such trials and studies on a timely basis and within the budgets we establish for such trials and studies, our ability to obtain the funding for such trials and studies, our ability to protect our intellectual property, whether others develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting addiction and diseases of the central nervous system. We have two products in development. We are currently evaluating our lead drug candidate, CPP-109 (our version of vigabatrin, a GABA aminotransferase inhibitor) for the treatment of cocaine addiction. CPP-109 has been granted “Fast Track” status by the FDA for the treatment of cocaine addiction, which indicates that the FDA has recognized that CPP-109 is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrates the potential to address unmet medical needs. We also hope to evaluate CPP-109 for the treatment of other addictions. Further, we are in the early stages of developing CPP-115, another GABA aminotransferase inhibitor that, based on our non-clinical studies to date, we believe is more potent than vigabatrin but may have reduced side effects (e.g., visual field defects, or VFDs) from those associated with vigabatrin. We are planning to develop CPP-115 for several indications, including drug addiction, epilepsy (specifically complex partial seizures and infantile spasms) and for use in the reduction or elimination of addictive liability in the treatment of pain. We believe that we control all current intellectual property for drugs that have a mechanism of action related to inhibition of GABA aminotransferase.

The successful development of CPP-109, CPP-115 or any other product we may acquire, develop or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our non-clinical studies and clinical studies and trials, proof-of-concept studies, and our other product development activities;

•

the results of our non-clinical studies and clinical studies and trials, and the number of clinical trials (and the scope of such trials) that will be required for us to seek and obtain approval of NDA’s for CPP-109 and CPP-115; and

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights.

At the present time we estimate that we have sufficient cash to complete: (i) the non-clinical studies that we currently believe will be required in order for us to file an IND for CPP-115; (ii) an initial Phase I clinical trial evaluating the safety of CPP-115 in humans; and (iii) the U.S. Phase II(b) clinical trial of CPP-109 that we are jointly conducting with NIDA. We also believe that we have sufficient working capital to support our operations through at least the third quarter of 2012. However, we will need additional funding to complete any other non-clinical studies or clinical studies and trials of CPP-109 and CPP-115, and there can be no assurance that we will ever be able to commercialize either of these products. See “Liquidity and Capital Resources” below.

Basis of presentation

Revenues

We are a development stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive approval of CPP-109 or CPP-115, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance. Government grant revenue represents a cash grant awarded in 2010 under the Qualifying Therapeutic Discovery Projects Program (section 48D of the Internal Revenue Code), all of which was recorded in the fourth quarter of 2010.

Research and development expenses

Our research and development expenses consist of costs incurred for Company-sponsored research and development activities. The major components of research and development costs include non-clinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109 and CPP-115, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.

Our cost accruals for non-clinical studies and clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical and non-clinical research organizations. In the normal course of business we contract with third parties to perform various non-clinical studies and clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of subjects, and the completion of portions of the non-clinical study or clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to non-clinical studies and clinical studies and trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific non-clinical study or clinical trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional research and development expenses in future periods. Non-clinical study and clinical study and trial activities require significant up front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling and marketing expenses

We do not currently have any selling or marketing expenses, as we have not yet received approval for the commercialization of CPP-109 or CPP-115. We expect to have a sales force in place to commence our selling efforts immediately upon receiving approval of such NDA’s, of which there can be no assurance.

General and administrative expenses

General and administrative expenses include among other expenses, management’s salaries and benefits, office expenses, regulatory fees, legal, accounting, information technology and consulting fees and travel expenses for certain employees, consultants, directors and members of our Scientific Advisory Board.

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

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2011 and December 31, 2010, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies, please refer to Note 2 to the Financial Statements included in our 2010 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for development stage, research and development expenses and stock based compensation, measurement of fair value, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Results of Operations

Revenues. We had no revenues for the three month periods ended March 31, 2011 and 2010.

Research and Development Expenses. Research and development expenses for the three month periods ended March 31, 2011 and 2010 were $903,953 and $439,587, respectively, including stock-based compensation expense in each of the three month periods of $18,466 and $60,468, respectively. Research and development expenses, in the aggregate, represented approximately 59% and 42% of total operating costs and expenses, respectively, for the three months ended March 31, 2011 and 2010. The stock-based compensation is non-cash and relates to the expense of stock options awards to our employees, officers and scientific advisors. Expenses for research and development for the three month period ended March 31, 2011 increased compared to amounts expended in the same period in 2010 as we continued to conduct non-clinical studies for CPP-115 and initiated our U.S. Phase II(b) clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction during the fourth quarter of 2010.

We expect that costs related to research and development activities will continue to be substantial in 2011, as we continue to conduct non-clinical studies for CPP-115 and the NIDA/VA U.S. Phase II(b) clinical trial evaluating CPP-109 as a treatment for cocaine addiction.

Selling and Marketing Expenses. We had no selling and marketing expenses during the three month periods ended March 31, 2011 and 2010, as we have not yet received approval for the commercialization of CPP-109 or CPP-115. We expect we will begin to incur such costs upon our filing of an NDA, so that we can have a sales force in place to commence our selling efforts immediately upon receiving approval of such NDA, of which there can be no assurance.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 and 2010 were $615,297 and $610,825, respectively, including stock-based compensation expense in each of the three month periods of $35,285 and $21,879, respectively. General and administrative expenses represented 41% and 58%, respectively, of total operating costs and expenses for the three months ended March 31, 2011 and 2010. General and administrative expenses for the three months ended March 31, 2011 where comparable to those of the same period in 2010.

Stock-Based Compensation. Total stock based compensation for the three months ended March 31, 2011 and 2010 was $53,751 and $82,347, respectively. The reduction in expense from the comparable period in 2010 is due to previously granted awards to employees which completely vested during 2010.

Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements, IPO and registered direct offerings. The decrease in interest income in the three month period ended March 31, 2011 when compared to the same period in 2010 is due to lower interest rates and lower investment amounts as we use the remaining proceeds from offerings to fund our operations. All such funds were invested in bank savings accounts, money market funds, short term interest-bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.

Income taxes. We have incurred net operating losses since inception. For the three month periods ended March 31, 2011 and 2010, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds of private placements, the IPO, a government grant and four registered direct offerings under our shelf registration statements. At March 31, 2011, we had cash and cash equivalents of $6.9 million and working capital of $6.2 million. At December 31, 2010, we had cash and cash equivalents of $5.5 million and working capital of $5.5 million. At March 31, 2011, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits throughout the quarter.

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

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	the results of our non-clinical studies and clinical trials;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competition and market developments;

•	the cost of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.

At the present time we estimate that we have sufficient cash to complete (i) the non-clinical studies that we currently believe will be required in order for us to file an IND for CPP-115, (ii) an initial Phase I clinical trial evaluating the safety of CPP-115 in humans, and (iii) the U.S. Phase II(b) clinical trial of CPP-109 that we are jointly conducting with NIDA. We also believe that we have sufficient working capital to support our operations through at least the third quarter of 2012. However, we will need additional funding to complete any other non-clinical studies or clinical studies and trials of CPP-109 and CPP-115. There can be no assurance that we will ever be able to commercialize either of these products.

We expect to raise any required additional funds through public or private equity offerings, corporate or governmental collaborations or other means. We also intend to seek additional governmental grants for a portion of the required funding for our non-clinical studies and clinical studies and trials. We may also seek to raise new capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Cash Flows

Net cash used in operating activities was $831,119 and $1,021,588, respectively, for the three month periods ended March 31, 2011 and 2010. During the three months ended March 31, 2011, net cash used in operating activities was primarily attributable to our net loss of $1,517,136 and an increase of $61,735 in prepaid expenses and deposits. This was offset in part by $60,189 of non-cash expenses and the collection of $134,025 in government grant receivable, and increases of $319,486 in accounts payable and $234,052 in accrued expenses and other liabilities. During the three months ended March 31, 2010, net cash used in operating activities was primarily attributable to our net loss of $1,045,043, a decrease of $161,371 in accounts payable and an increase of $98,535 in prepaid expenses and deposits. This was offset in part by $89,098 of non-cash expenses and an increase of $194,263 in accrued expenses and other liabilities. Non-cash expenses include depreciation and stock-based compensation expense.

No cash was provided by (used in) investing activities during the three month periods ended March 31, 2011 and 2010.

Net cash provided by financing activities was $2,228,634 during the three month period ended March 31, 2011, consisting of the net proceeds from the sale of shares of common stock pursuant to our 2010 shelf registration statement. No cash was provided by (used in) financing activities during the three month period ended March 31, 2010.

Contractual Obligations

We have entered into the following contractual arrangements:

•

Payments to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such obligation is approximately $166,000 at March 31, 2011 and December 31, 2010. See “Dispute with Brookhaven” below.

•

Payments to Northwestern University under our license agreement. We have agreed to pay Northwestern an upfront fee of $35,000, reimbursement of approximately $33,000 in expenses, and certain milestone payments in future years relating to clinical development activities with respect to CPP-115 or payable upon passage of time, and royalties on any products resulting from the license agreement. At March 31, 2011, we had paid $64,654 of these amounts and had accrued license fees of $49,468 in the accompanying condensed balance sheet.

•

Payments under our agreement with NIDA. We have agreed to supply the study drug (and matching placebo) as well as fund certain expenses for the U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction that we are jointly conducting with NIDA. We currently estimate that we will pay approximately $894,000 in connection with this agreement. As of March 31, 2011, we had paid approximately $396,000 of this amount and had prepaid expenses of approximately $26,000, accounts payable of approximately $43,000 and accrued expenses of approximately $20,000 in the accompanying condensed balance sheet in connection with the U.S. Phase II(b) trial.

•

Payments for drug development, non-clinical and clinical studies. We currently estimate that we will pay various consultants, drug manufacturers, and other vendors approximately $1.4 million, in connection with our drug development work, including non-clinical and clinical studies, data analysis and the preparation of material necessary for the filing of NDA’s with the FDA. At March 31, 2011, we have paid approximately $458,000 of this amount and had accounts payable of approximately $236,000 and accrued expenses of approximately $136,000 in the accompanying condensed balance sheet related to these contracts.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $368,000 per annum.

•	Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $7,000 per month.

Dispute with Brookhaven

Brookhaven has formally advised us that they believe that the amount due them for patent related expenses is approximately $1.3 million. We believe that we are only liable to Brookhaven for the approximately $166,000 described above, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by us of an NDA for CPP-109.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of March 31, 2011 and December 31, 2010 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this section.

ITEM 4.	CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended March 31, 2011, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2010, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: May 13, 2011

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