Form 10-Q
period 2011-06-30
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2011-08-15
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,654,680 shares of common stock, $0.001 par value per share, were outstanding as of August 12, 2011.

CATALYST PHARMACEUTICAL PARTNERS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed balance sheets at June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed statements of operations for the three and six months ended June 30, 2011 and 2010 and from January 4, 2002 (date of inception) through June 30, 2011 (unaudited)	4

	Condensed statement of stockholders’ equity for the six months ended June 30, 2011 (unaudited)	5

	Condensed statements of cash flows for the six months ended June 30, 2011 and 2010 and from January 4, 2002 (date of inception) through June 30, 2011 (unaudited)	6

	Notes to unaudited condensed financial statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	21

Item 4.	CONTROLS AND PROCEDURES	21

	PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	22

Item 1A.	RISK FACTORS	22

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

Item 3.	DEFAULTS UPON SENIOR SECURITIES	22

Item 4.	REMOVED AND RESERVED	22

Item 5.	OTHER INFORMATION	22

Item 6.	EXHIBITS	22

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,406,091	$5,475,158
Certificate of deposit	2,001,688	—
Government grant receivable	—	134,025
Prepaid expenses	166,066	166,221

Total current assets	5,573,845	5,775,404
Property and equipment, net	25,733	45,573
Deposits	10,511	10,511

Total assets	$5,610,089	$5,831,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$478,011	$105,933
Accrued expenses and other liabilities	178,125	193,028

Total current liabilities	656,136	298,961

Accrued expenses and other liabilities, non-current	—	14,748

Total liabilities	656,136	313,709

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,654,680 shares and 19,394,737 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	21,655	19,395
Additional paid-in capital	39,555,140	37,209,939
Deficit accumulated during the development stage	(34,622,842)	(31,711,555)

Total stockholders’ equity	4,953,953	5,517,779

Total liabilities and stockholders’ equity	$5,610,089	$5,831,488

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Period from January 4, 2002 (date of inception) to June 30,
	2011	2010	2011	2010	2011
Revenues - government grant	$—	$—	$—	$—	$488,958

Operating costs and expenses:
Research and development	905,635	797,935	1,809,588	1,237,522	24,069,331
General and administrative	491,828	535,197	1,107,125	1,146,022	12,514,699

Total operating costs and expenses	1,397,463	1,333,132	2,916,713	2,383,544	36,584,030

Loss from operations	(1,397,463)	(1,333,132)	(2,916,713)	(2,383,544)	(36,095,072)
Interest income	3,312	4,591	5,426	9,960	1,472,230

Loss before income taxes	(1,394,151)	(1,328,541)	(2,911,287)	(2,373,584)	(34,622,842)
Provision for income taxes	—	—	—	—	—

Net loss	$(1,394,151)	$(1,328,541)	$(2,911,287)	$(2,373,584)	$(34,622,842)

Loss per share – basic and diluted	$(0.06)	$(0.07)	$(0.14)	$(0.13)

Weighted average shares outstanding – basic and diluted	21,654,680	18,043,385	20,793,155	18,043,385

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2011

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2010	$—	$19,395	$37,209,939	$(31,711,555)	$5,517,779
Issuance of stock options for services	—	—	118,827	—	118,827
Issuance of common stock, net	—	2,260	2,226,374	—	2,228,634
Net loss	—	—	—	(2,911,287)	(2,911,287)

Balance at June 30, 2011	$—	$21,655	$39,555,140	$(34,622,842)	$4,953,953

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,		Cumulative Period from January 4, 2002 (date of inception) through June 30,
	2011	2010	2011
Operating Activities:
Net loss	$(2,911,287)	$(2,373,584)	$(34,622,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,468	13,080	138,622
Stock-based compensation	118,827	168,135	5,324,253
Change in assets and liabilities:
Decrease in government grant receivable	134,025	—	—
Decrease (increase) in prepaid expenses and deposits	155	(128,581)	(176,577)
Increase in accounts payable	372,078	2,334	478,011
Increase (decrease) in accrued expenses and other liabilities	(35,479)	147,707	114,773

Net cash used in operating activities	(2,294,213)	(2,170,909)	(28,743,760)
Investing Activities:
Capital expenditures	(1,800)	—	(101,006)
Purchase of certificate of deposit	(2,001,688)	—	(2,001,688)

Net cash used in investing activities	(2,003,488)	—	(2,102,694)
Financing Activities:
Proceeds from issuance of common stock, net	2,228,634	—	30,260,358
Proceeds from issuance of preferred stock, net	—	—	3,895,597
Payment of employee withholding tax related to RSUs	—	—	(3,410)

Net cash provided by financing activities	2,228,634	—	34,152,545

Net (decrease) increase in cash	(2,069,067)	(2,170,909)	3,306,091
Cash and cash equivalents at beginning of period	5,475,158	7,779,277	100,000

Cash and cash equivalents at end of period	$3,406,091	$5,608,368	$3,406,091

Supplemental disclosure of non-cash operating activity:
Non-cash incentive received from lessor	$—	$—	$52,320

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

The Company has incurred operating losses in each period from inception through June 30, 2011. The Company has been able to fund its cash needs to date through an initial funding from its founders, four private placements, an initial public offering (IPO), a government grant and four registered direct offerings via shelf registrations to institutional investors. See Note 8.

Capital Resources

The Company is currently involved in the following product development activities: (i) the Company is in the process of completing the non-clinical studies that it believes will be required in order for the Company to file an investigational new drug application (IND) for CPP-115 (which the Company expects to file during the third quarter of 2011); (ii) the Company intends to commence an initial Phase I clinical trial evaluating the safety of CPP-115 in humans during the fourth quarter of 2011, and (iii) the Company is jointly conducting with the National Institute on Drug Abuse (NIDA) and the Veteran’s Administration Cooperative Studies Program (VA) a U.S. Phase II(b) clinical trial of CPP-109 (and, based on current information, the Company expects to obtain top line results from this trial during the fourth quarter of 2012).

Based on currently available information with respect to the anticipated costs of its clinical trials, the Company believes that it will require additional funding of approximately $1.2 million before the end of the first half of 2012 in order to fund these projects and in order to have sufficient working capital to support its operations through the receipt of data from the above-described clinical trials. While the Company expects to be able to raise the required additional funding, there can be no assurance that it will be able to do so, and the failure to raise such funds could have a material adverse effect on the Company’s product development efforts.

Further, the Company will need further additional funding to complete any other non-clinical studies or clinical studies and trials that may be required to submit NDAs for and commercialize CPP-109 and CPP-115 and to support the Company’s operations beyond the end of the first half of 2012. There can be no assurance that the Company will ever be able to commercialize either of its product candidates.

The Company intends to raise the additional funds required through public or private equity offerings, debt financings, corporate or government collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

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

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in the 2010 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or for the full 2011 fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net income (loss).

e.	NET LOSS PER SHARE. Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented. Anti-dilutive securities, which consist of stock options to purchase shares of common stock at exercise prices ranging from $0.62 to $6.00, that were not included in diluted net loss per common share were 3,118,108 and 2,670,619, respectively, at June 30, 2011 and 2010.

f.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, including U.S. Treasury bills, purchased with an original maturity of three months or less to be cash equivalents. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits throughout the period.

g.	CERTIFICATE OF DEPOSIT. The certificate of deposit was issued by a banking institution and is recorded at cost plus accrued interest. The original maturity was greater than three months but did not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at June 30, 2011 approximates fair value.

h.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid insurance and advances for the Company’s product development and research activities, including drug manufacturing, contracts for non-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

i.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificate of deposit, government grant receivable, accounts payables and accrued expenses and other liabilities. At June 30, 2011 and December 31, 2010, the fair value of these instruments approximated their carrying value.

2.	Basis of Presentation and Significant Accounting Policies (continued).

j.	STOCK COMPENSATION PLANS. The Company recognizes expense in the statement of operations for the fair value of all share-based payments including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The 2011 expected volatility assumption is based on reviews of the historical volatility of our common stock. For 2010 and prior, our expected volatility assumption was based on the historical volatility of other publicly traded companies in the same industry, as our common stock did not have sufficient trading history. The Company amortizes compensation cost on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of June 30, 2011, there were outstanding stock options to purchase 3,118,108 shares of common stock, of which stock options to purchase 2,666,441 shares of common stock were exercisable as of June 30, 2011.

For the three and six month periods ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$18,671	$61,963	$37,137	$122,431
General and administrative	46,405	23,825	81,690	45,704

Total stock-based compensation	$65,076	$85,788	$118,827	$168,135

k.	RECLASSIFICATIONS. Certain prior period amounts in the financial statements have been reclassified to conform to the current period presentation.

3.	Prepaid Expenses.

Prepaid expenses consist of the following:

	June 30, 2011	December 31, 2010
Prepaid insurance	$122,674	$71,215
Prepaid offering costs	—	42,369
Prepaid research fees	12,906	38,719
Prepaid rent	6,135	3,251
Other	24,351	10,667

Total prepaid expenses	$166,066	$166,221

4.	Property and Equipment.

Property and equipment, net consists of the following:

	June 30, 2011	December 31, 2010
Computer equipment	$34,175	$32,376
Furniture and equipment	44,803	44,175
Leasehold improvements	80,176	80,176

	159,154	156,727

Less: Accumulated depreciation	(133,421)	(111,154)

Total property and equipment, net	$25,733	$45,573

4.	Property and Equipment (continued).

Depreciation expense was $21,030 and $6,329 and $27,468 and $13,080, respectively, for the three and six month periods ended June 30, 2011 and 2010. During June 2011, in connection with the renewal of the corporate offices lease, the Company entered into the first amendment to the lease. The amendment extends the original lease term for five years, and relocates the Company into another space within the same building. We expect the relocation to occur during the fourth quarter of 2011. The Company has revised the amortization of the leasehold improvements for the current offices in connection with the first lease amendment.

5.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	June 30, 2011	December 31, 2010
Accrued non-clinical and clinical trial expenses	$12,253	$35,678
Deferred rent and lease incentive	12,475	14,853
Accrued license fees	56,968	50,186
Accrued compensation and benefits	55,766	614
Accrued professional fees	34,000	87,212
Other	6,663	4,485

Current accrued expenses and other liabilities	178,125	193,028

Deferred rent and lease incentive- non-current	—	14,748

Non-current accrued expenses and other liabilities	—	14,748

Total accrued expenses and other liabilities	$178,125	$207,776

6.	Commitments.

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (Brookhaven), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine, other addictions and obsessive-compulsive disorders. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of new drug application (NDA) approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of June 30, 2011 and December 31, 2010, it had a contingent liability of approximately $166,000, related to this obligation. Of these costs, approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (FDA), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

6.	Commitments (continued).

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses is approximately $1.3 million. The Company has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying June 30, 2011 and December 31, 2010 condensed balance sheets.

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

Under the Northwestern license agreement, the Company will be responsible for continued research and development of any resulting product candidates. As of June 30, 2011, the Company has paid $64,654 in connection with the license and has accrued license fees of $56,968 in the accompanying June 30, 2011 condensed balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The first such milestone payment of $50,000 is due on the earlier of filing of an IND or August 27, 2012.

c.	AGREEMENT WITH NIDA. On April 13, 2010, the Company signed a definitive Clinical Trial Agreement (CTA) with the National Institute on Drug Abuse (NIDA) to jointly conduct a U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction (the Phase II(b) Trial). As part of the CTA, NIDA, under their agreement with the Veteran’s Administration Cooperative Studies Program (VA), has agreed to provide substantial resources towards the completion of the Phase II(b) Trial. It is anticipated that this double-blind, placebo-controlled trial, which is being conducted at 11 leading addiction research facilities across the United States, will recruit approximately 200 subjects. The Phase II(b) Trial, which is being overseen by the VA, was initiated in November 2010, and the Company expects to have top-line data from the Phase II(b) Trial in the fourth quarter of 2012. The Phase II(b) Trial is designed to confirm the safety and efficacy of CPP-109 for the treatment of cocaine addiction and if successful, the Company believes that it will qualify to be one of the adequate and well controlled trials required to support approval of an NDA for CPP-109.

At present, the Company estimates that it will pay approximately $917,000 in connection with contracts relating to this agreement. As of June 30, 2011, the Company had paid approximately $559,000 of this amount and had prepaid expenses of approximately $13,000 and accounts payable of approximately $165,000 in the accompanying condensed balance sheet as of June 30, 2011 in connection with this agreement.

d.	AGREEMENTS FOR DRUG DEVELOPMENT, NON-CLINICAL AND CLINICAL STUDIES. The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in drug development work, clinical and non-clinical studies, data analysis and the preparation of material necessary for the filing of NDAs with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any costs incurred through the date of termination. At present, the Company estimates that it will pay approximately $1.3 million of costs due under these agreements. As of June 30, 2011, the Company had paid approximately $813,000 of this amount. In addition, the Company had accounts payable of approximately $289,000 and accrued expenses of approximately $12,000 in the accompanying condensed balance sheet as of June 30, 2011 in connection with these contracts.

7.	Income Taxes.

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

On June 2, 2008, the Company filed a shelf registration statement on Form S-3 (2008 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. In September 2008, the Company sold 1,488,332 shares of its common stock at $3.00 per share pursuant to its 2008 Shelf Registration Statement and received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000. In October 2009, the Company sold an additional 3,973,000 shares of its common stock under its 2008 Shelf Registration Statement at a price of $1.00 per share and received gross proceeds of approximately $4.0 million before commissions and incurred expenses of approximately $275,000. In August 2010, the Company sold an additional 1,351,352 shares of its common stock under its 2008 Shelf Registration Statement at a price of $1.11 per share to an institutional investor and received gross proceeds of approximately $1.5 million before commissions and incurred expenses of approximately $44,000.

On December 3, 2010, the Company filed a new shelf registration statement on Form S-3 (2010 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock and common stock purchase warrants. This registration statement was declared effective by the SEC on December 15, 2010. During March 2011, the Company sold 2,259,943 shares of its common stock under its 2010 Shelf Registration Statement at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and other expenses totaling approximately $300,000.

9.	Stock Compensation.

Stock Options

No stock options were granted during the three or six month periods ended June 30, 2011 and 2010. The Company recorded stock-based compensation related to stock options totaling $65,076 and $118,827 during the three and six month periods ended June 30, 2011 and $85,788 and $168,135 during the three and six month ended June 30, 2010, respectively. No options vested during the three and six month periods ended June 30, 2011. The total fair value of vested stock options during the three and six month periods ended June 30, 2010 was $6,103 and $9,483, respectively.

The calculated value of the stock options was determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk free interest rate	0.96%	1.52 to 2.31%	0.96 to 1.55%	1.52 to 2.44%
Expected term	3 to 4 years	4 to 5 years	3 to 4 years	4 to 5 years
Expected volatility	130%	100%	130%	100%
Expected dividend yield	—%	—%	—%	—%
Expected forfeiture rate	—%	—%	—%	—%

9.	Stock Compensation (continued).

As of June 30, 2011, there was approximately $148,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 Stock Incentive Plan (the Plan). The cost is expected to be recognized over a weighted average period of approximately 1.02 years.

10.	Related Party Transactions.

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. During the three and six month periods ended June 30, 2011 and 2010, the Company paid approximately $32,000 and $20,000 and $53,000 and $39,000, respectively, in consulting fees to related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference into it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our product development efforts, including the anticipated timing of receipt of results from our clinical trials, our financing plans and trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by our forward-looking statements. We cannot promise that our expectations described in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to successfully complete clinical trials required for us to file new drug applications for CPP-109 and for CPP-115, our ability to complete such trials on a timely basis and within the budgets we establish for such trials, our ability to obtain the funding for such trials, our ability to protect our intellectual property, whether others develop and commercialize products competitive to our products, changes in the regulations affecting our business, our ability to attract and retain skilled employees, and changes in general economic conditions and interest rates. The risk factors section of our 2010 Annual Report on Form 10-K filed with the SEC describes the significant risks associated with our business. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting diseases of the central nervous system with a focus on the treatment of addiction and epilepsy. We have two products in development. We are currently evaluating our lead drug candidate, CPP-109 (our version of vigabatrin, a GABA aminotransferase inhibitor) for the treatment of cocaine addiction. CPP-109 has been granted “Fast Track” status by the FDA for the treatment of cocaine addiction, which indicates that the FDA has recognized that CPP-109 is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrates the potential to address unmet medical needs. We also hope to evaluate CPP-109 for the treatment of other addictions. Further, we are in the early stages of developing CPP-115, another GABA aminotransferase inhibitor that, based on our non-clinical studies to date, we believe is more potent than vigabatrin but may have reduced side effects (e.g., visual field defects, or VFDs) from those associated with vigabatrin. We are planning to develop CPP-115 for several indications, including drug addiction, epilepsy (initially infantile spasms) and other selected central nervous disease indications. We believe that we control all current intellectual property for drugs that have a mechanism of action related to inhibition of GABA aminotransferase.

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

We are currently involved in the following product development activities: (i) we are in the process of completing the non-clinical studies that we believe will be required in order for us to file an IND for CPP-115 (which we expect to file during the third quarter of 2011); (ii) we intend to commence an initial Phase I clinical trial evaluating the safety of CPP-115 in humans during the fourth quarter of 2011, and (iii) we are jointly conducting with NIDA and the VA a U.S. Phase II(b) clinical trial of CPP-109 (and, based on current information, we expect to obtain top line results from this trial during the fourth quarter of 2012).

Based on currently available information with respect to the anticipated costs of our current clinical trials, we believe that we will require additional funding of approximately $1.2 million before the end of the first half of 2012 in order to fund our current projects and in order to have sufficient working capital to support our operations through the receipt of data from the above-described clinical trials. While we expect to be able to raise the required additional funding, there can be no assurance that we will be able to do so, and the failure to raise such funds could have a material adverse effect on our product development efforts.

Further, we will need further additional funding to complete any other non-clinical studies or clinical studies and trials that may be required to submit NDAs for and commercialize CPP-109 and CPP-115 and to support our operations beyond the end of the first half of 2012. There can be no assurance that we will ever be able to commercialize either of our product candidates.

Recent Developments

CPP-109

During the fourth quarter of 2010, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II(b) clinical trial in conjunction with NIDA and VA evaluating the use of CPP-109 in treating patients with cocaine addiction. The trial is expected to enroll approximately 200 cocaine addicted patients at 11 addiction treatment centers and clinical research centers with expertise in conducting addiction trials in the United States. We began enrolling patients in this trial in the first quarter of 2011. Based on currently available information, we expect to fully enroll this trial by the end of the fourth quarter of 2011 or early in the first quarter of 2012, and to have initial top-line results from this trial during the fourth quarter of 2012. However, the timing of the receipt of the data from our trial will ultimately depend on the timing of patient enrollment into our trial, which cannot be predicted with absolute certainty. Additional information about this trial can be found at www.clinicaltrials.gov.

Generally, the process of seeking approval of an NDA requires multiple clinical trials, including two “pivotal” U.S. Phase III clinical trials. In our case, because CPP-109 is intended to treat a serious condition for which there is no approved therapy, if the data from the Phase II(b) Trial is sufficiently compelling, we may seek to file an NDA with the FDA on the basis of this trial. However, it is highly likely that the FDA will require at least one Phase III clinical trial of CPP-109 or one or more alternative studies to be successfully completed before they will accept as complete an NDA for CPP-109, even if the data from our currently ongoing Phase II(b) clinical trial are compelling. Further, it is unlikely in any case that we will submit an NDA for CPP-109 for at least two years. There can be no assurance that the data from our ongoing Phase II(b) Trial will be sufficiently compelling or that even if such data are sufficiently compelling, that the FDA will allow us to file an NDA based on the results of that trial.

CPP-115

We expect to file an IND for CPP-115 before the end of the third quarter of 2011 and to initiate a Phase I clinical study to evaluate the safety of CPP-115 in humans during the fourth quarter of 2011.

Strategic Partner Initiatives

We continue to seek potential strategic partners interested in working with us on the development of CPP-109 and CPP-115. No agreements have been entered into to date.

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

Our cost accruals for non-clinical studies, clinical studies and clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical and non-clinical research organizations. In the normal course of business, we contract with third parties to perform various non-clinical studies, clinical studies and clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of subjects, and the completion of portions of the non-clinical study, clinical study or clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to non-clinical studies and clinical studies and trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific non-clinical study, clinical study or clinical trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional research and development expenses in future periods. Non-clinical study and clinical study and trial activities require significant up front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling and marketing expenses

We do not currently have any selling or marketing expenses, as we have not yet received NDA approval for the commercialization of CPP-109 or CPP-115. We expect to have a sales force in place to commence our selling efforts immediately upon receiving approval of such NDAs, of which there can be no assurance.

General and administrative expenses

General and administrative expenses include among other expenses, management salaries and benefits, office expenses, regulatory fees, legal, accounting, information technology and consulting fees and travel expenses for certain employees, consultants, directors and members of our Scientific Advisory Board.

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

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of June 30, 2011 and December 31, 2010, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer Note 2 to the Financial Statements included in our 2010 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for development stage, research and development expenses and stock based compensation, measurement of fair value, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Results of Operations

Revenues. We had no revenues for the three and six month periods ended June 30, 2011 and 2010.

Research and Development Expenses. Research and development expenses for the three and six months periods ended June 30, 2011 and 2010 were $905,635 and $797,935 and $1,809,588 and $1,237,522, respectively, including stock-based compensation expense in each of the three and six months periods of $18,671 and $61,963 and $37,137 and $122,431 respectively. Research and development expenses, in the aggregate, represented approximately 65% and 60% and 62% and 52% of total operating costs and expenses, respectively, for the three and six month periods ended June 30, 2011 and 2010. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees, officers and scientific advisors. Expenses for research and development for the six month period ended June 30, 2011 increased compared to amounts expended in the same period in 2010 as we continued to conduct the non-clinical studies for CPP-115 and our NIDA/VA Phase II(b) clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction initiated during the fourth quarter of 2010.

We expect that costs related to research and development activities will continue to be substantial in 2011 as we continue to conduct non-clinical studies for CPP-115, as we commence a Phase I human safety study of CPP-115 and as we continue to conduct the NIDA/VA U.S. Phase II(b) clinical trial evaluating CPP-109 for use in the treatment for cocaine addiction.

Selling and Marketing Expenses. We had no selling and marketing expenses during the three and six month periods ended June 30, 2011 and 2010, as we have not yet received approval for the commercialization of CPP-109 or CPP-115. We expect we will begin to incur such costs upon our filing of an NDA, so that we can have a sales force in place to commence our selling efforts immediately upon receiving approval of such NDA, of which there can be no assurance.

General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2011 and 2010 were $491,828 and $535,197 and $1,107,125 and $1,146,022, respectively, including stock-based compensation expense in each of the three and six month periods of $46,405 and $23,825 and $81,690 and $45,704, respectively. General and administrative expenses represented 35% and 40% and 38% and 48%, respectively, of total operating costs and expenses for the three and six months ended June 30, 2011 and 2010. General and administrative expenses for the six months ended June 30, 2011 were comparable to those of the same period in 2010.

Stock-Based Compensation. Total stock based compensation for the three and six months ended June 30, 2011 and 2010 was $65,076 and $85,788 and $118,827 and $168,135, respectively. The reduction in expense from the comparable period in 2010 is primarily due to previously granted awards to employees which completely vested during 2010.

Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements, IPO and registered direct offerings. The decrease in interest income in the three and six month periods ended June 30, 2011 when compared to the same periods in 2010 is due to lower interest rates and lower investment amounts as we use the proceeds from offerings to fund our operations. All such funds were invested in bank savings accounts, money market funds, short term interest-bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.

Income taxes. We have incurred net operating losses since inception. For the three and six month periods ended June 30, 2011 and 2010, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds of private placements, an IPO and four registered direct offerings under our shelf registration statements. At June 30, 2011, we had cash and cash equivalents and a short term certificate of deposit aggregating $5.4 million and working capital of $4.9 million. At December 31, 2010, we had cash and cash equivalents of $5.5 million and working capital of $5.5 million. At June 30, 2011, substantially all of our cash and cash equivalents and our certificate of deposit were deposited with one financial institution, and such balances were in excess of federally insured limits throughout the quarter.

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

We are currently involved in the following product development activities: (i) we are in the process of completing the non-clinical studies that we believe will be required in order for us to file an IND for CPP-115 (which we expect to file during the third quarter of 2011); (ii) we intend to commence an initial Phase I clinical trial evaluating the safety of CPP-115 in humans during the fourth quarter of 2011, and (iii) we are jointly conducting with NIDA and the VA a U.S. Phase II(b) clinical trial of CPP-109 (and, based on current information, we expect to obtain top line results from this trial during the fourth quarter of 2012).

Based on currently available information with respect to the anticipated costs of our current clinical trials, we believe that we will require additional funding of approximately $1.2 million before the end of the first half of 2012 in order to fund our current projects and in order to have sufficient working capital to support our operations through the receipt of data from the above-described clinical trials. While we expect to be able to raise the required additional funding, there can be no assurance that we will be able to do so, and the failure to raise such funds could have a material adverse effect on our product development efforts.

Further, we will need further additional funding to complete any other non-clinical studies or clinical studies and trials that may be required to submit NDAs for and commercialize CPP-109 and CPP-115 and to support our operations beyond the end of the first half of 2012. There can be no assurance that we will ever be able to commercialize either of our product candidates.

We expect to raise the required additional funds through public or private equity offerings, corporate or governmental collaborations or other means. We also intend to seek additional governmental grants for a portion of the required funding for our non-clinical studies and clinical studies and trials. We may also seek to raise new capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Cash Flows

Net cash used in operating activities was $2,294,213 and $2,170,909, respectively, for the six month periods ended June 30, 2011 and 2010. During the six months ended June 30, 2011, net cash used in operating activities was primarily attributable to our net loss of $2,911,287 and a decrease of $35,479 in accrued expenses and other liabilities. This was offset in part by $146,295 of non-cash expenses, a decrease of $134,025 in government grant receivable and an increase of $372,078 in accounts payable. During the six months ended June 30, 2010, net cash used in operating activities was primarily attributable to our net loss of $2,373,584 and an increase of $128,581 in prepaid expenses and deposits. This was offset in part by $181,215 of non-cash expenses, and increases of $147,707 in accrued expenses and other liabilities, and $2,334 in accounts payable. Non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities was $2,003,488 during the six month period ended June 30, 2011, consisting of $2,001,688 to purchase a certificate of deposit and $1,800 for the purchase of computer equipment. No cash was provided by (used in) investing activities during the six month ended June 30, 2010.

Net cash provided by financing activities was $2,228,634 during the six month period ended June 30, 2011, consisting of the net proceeds from the sale of shares of common stock pursuant to our 2010 shelf registration statement. No cash was provided by (used in) financing activities during the six month period ended June 30, 2010.

Contractual Obligations

We have entered into the following contractual arrangements:

•

Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such obligation is approximately $166,000 at June 30, 2011 and December 31, 2010. See “Dispute with Brookhaven” below.

•

Payment to Northwestern University under our license agreement. We have agreed to pay Northwestern an upfront fee of $35,000, reimbursement of approximately $33,000 in expenses, and certain milestone payments in future years relating to clinical development activities with respect to CPP-115 or payable upon passage of time, and royalties on any products resulting from the license agreement. At June 30, 2011, we had paid $64,654 of these amounts and had accrued license fees of $56,968 in the accompanying condensed balance sheet.

•

Payments under our agreement with NIDA. We have agreed to supply the study drug (and matching placebo) as well as fund certain expenses for the U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction that we are jointly conducting with NIDA and the VA. We currently estimate that we will pay approximately $917,000 in connection with this agreement. As of June 30, 2011, we had paid approximately $559,000 of this amount and had prepaid expenses of approximately $13,000 and accounts payable of approximately $165,000 in the accompanying condensed balance sheet in connection with the U.S. Phase II(b) trial.

•

Payments for drug development, non-clinical and clinical studies. We estimate that we will pay various consultants, drug manufacturers, and other vendors approximately $1.3 million, in connection with our drug development work, including non-clinical and clinical studies, data analysis and the preparation of material necessary for the filing of NDA’s with the FDA. At June 30, 2011, we have paid approximately $813,000 of this amount, and had accounts payable of approximately $289,000 and accrued expenses of approximately $12,000 in the accompanying condensed balance sheet related to these contracts.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $368,000 per annum.

•

Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $7,000 per month. During June 2011, we entered into a first amendment to the lease for the corporate offices in Miami. The amendment extends the original lease term for five years, and relocates our corporate offices into another space within the same building. We expect the relocation to occur during the fourth quarter of 2011.

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

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of June 30, 2011 and December 31, 2010 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this section.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended June 30, 2011, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2010 Annual Report on Form 10–K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	First Amendment to Lease, dated as of June 30, 2011, between the Company and CPT 355 Alhambra Circle, LLC

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceutical Partners, Inc.

By:	/s/ Jack Weinstein
Jack Weinstein
Vice President, Treasurer and Chief Financial Officer

Date: August 15, 2011

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Lease, dated as of June 30, 2011, between the Company and CPT 355 Alhambra Circle, LLC

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.