Form 10-Q
period 2011-09-30
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2011-11-14
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33057

CATALYST PHARMACEUTICAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle Suite 1500 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,701,420 shares of common stock, $0.001 par value per share, were outstanding as of November 11, 2011.

CATALYST PHARMACEUTICAL PARTNERS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed balance sheets at September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed statements of operations for the three and nine months ended September 30, 2011 and 2010 and from January 4, 2002 (date of inception) through September 30, 2011 (unaudited)	4

	Condensed statement of stockholders’ equity for the nine months ended September 30, 2011 (unaudited)	5

	Condensed statements of cash flows for the nine months ended September 30, 2011 and 2010 and from January 4, 2002 (date of inception) through September 30, 2011 (unaudited)	6

	Notes to unaudited condensed financial statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	23

Item 1A.	RISK FACTORS	23

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	23

Item 4.	REMOVED AND RESERVED	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	23

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,151,432	$5,475,158
Certificate of deposit	2,003,707	—
Government grant receivable	—	134,025
Prepaid expenses	113,820	166,221

Total current assets	4,268,959	5,775,404
Property and equipment, net	18,281	45,573
Deposits	10,511	10,511

Total assets	$4,297,751	$5,831,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$174,038	$105,933
Accrued expenses and other liabilities	248,616	193,028

Total current liabilities	422,654	298,961

Accrued expenses and other liabilities, non-current	—	14,748

Total liabilities	422,654	313,709

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,654,680 shares and 19,394,737 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	21,655	19,395
Additional paid-in capital	39,604,125	37,209,939
Deficit accumulated during the development stage	(35,750,683)	(31,711,555)

Total stockholders’ equity	3,875,097	5,517,779

Total liabilities and stockholders’ equity	$4,297,751	$5,831,488

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Period from January 4, 2002 (date of inception) to September 30,
	2011	2010	2011	2010	2011

Revenues – government grant	$—	$—	$—	$—	$488,958

Operating costs and expenses:
Research and development	614,137	500,091	2,423,725	1,737,613	24,683,468
General and administrative	516,873	408,374	1,623,998	1,554,396	13,031,572

Total operating costs and expenses	1,131,010	908,465	4,047,723	3,292,009	37,715,040

Loss from operations	(1,131,010)	(908,465)	(4,047,723)	(3,292,009)	(37,226,082)
Interest income	3,169	4,480	8,595	14,440	1,475,399

Loss before income taxes	(1,127,841)	(903,985)	(4,039,128)	(3,277,569)	(35,750,683)
Provision for income taxes	—	—	—	—	—

Net loss	$(1,127,841)	$(903,985)	$(4,039,128)	$(3,277,569)	$(35,750,683)

Loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.19)	$(0.18)

Weighted average shares outstanding – basic and diluted	21,654,680	18,821,881	21,083,485	18,305,735

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the nine months ended September 30, 2011

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2010	$—	$19,395	$37,209,939	$(31,711,555)	$5,517,779
Issuance of stock options for services	—	—	167,812	—	167,812
Issuance of common stock, net	—	2,260	2,226,374	—	2,228,634
Net loss	—	—	—	(4,039,128)	(4,039,128)

Balance at September 30, 2011	$—	$21,655	$39,604,125	$(35,750,683)	$3,875,097

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended, September 30,		Cumulative Period from January 4, 2002 (date of inception) through September 30,
	2011	2010	2011
Operating Activities:
Net loss	$(4,039,128)	$(3,277,569)	$(35,750,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,920	19,314	146,074
Stock-based compensation	167,812	204,107	5,373,238
Changes in assets and liabilities:
Decrease in government grant receivable	134,025	—	—
Decrease (increase) in prepaid expenses and deposits	52,401	(420)	(124,331)
(Decrease) increase in accounts payable	68,105	(8,364)	174,038
Increase in accrued expenses and other liabilities	35,012	74,679	185,264

Net cash used in operating activities	(3,546,853)	(2,988,253)	(29,996,400)

Investing Activities:
Capital expenditures	(1,800)	—	(101,006)
Purchase of certificate of deposit	(2,003,707)	—	(2,003,707)

Net cash used in investing activities	(2,005,507)	—	(2,104,713)

Financing Activities:
Proceeds from issuance of common stock, net	2,228,634	1,456,153	30,260,358
Proceeds from issuance of preferred stock	—	—	3,895,597
Payment of employee withholding tax related to RSU	—	—	(3,410)

Net cash provided by financing activities	2,228,634	1,456,153	34,152,545

Net (decrease) increase in cash	(3,323,726)	(1,532,100)	2,051,432
Cash and cash equivalents at beginning of period	5,475,158	7,779,277	100,000

Cash and cash equivalents at end of period	$2,151,432	$6,247,177	$2,151,432

Supplemental disclosures of non-cash operating activity
Non-cash incentive received from lessor	$—	$—	$52,320

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

The Company has incurred operating losses in each period from inception through September 30, 2011. The Company has been able to fund its cash needs to date through an initial funding from its founders, four private placements, an initial public offering (IPO), a government grant and five registered direct equity offerings via shelf registrations to institutional investors. See Note 8.

Capital Resources

The Company is currently involved in the following product development activities: (i) the Company has submitted for review an investigational new drug application (IND) for CPP-115; (ii) following the acceptance of such IND, the Company intends to commence an initial Phase I clinical study evaluating the safety of CPP-115 in healthy volunteers, which, based on current information, the Company expects to commence during the fourth quarter of 2011, and (iii) the Company is jointly conducting with the National Institute on Drug Abuse (NIDA) and the Veteran’s Administration Cooperative Studies Program (VA) a U.S. Phase II(b) clinical trial of CPP-109 (and, based on current information, the Company expects to obtain top line results from this trial during the fourth quarter of 2012).

Subsequent to quarter end, on October 28, 2011, the Company sold 3,046,740 shares of the Company’s common stock together with warrants to purchase 1,523,370 shares of the Company’s common stock under the 2010 Shelf Registration Statement at a price of $1.15 per share and corresponding warrant and received gross proceeds of approximately $3.5 million before underwriting commission and other expenses totaling approximately $335,000. The Company expects to use the net proceeds from this offering to fund costs associated with currently ongoing clinical trials and studies and for general corporate purposes. Following the completion of this offering, the maximum amount that the Company can raise under its 2010 Shelf Registration Statement is approximately $21.3 million, subject to the limitations as to the amount that can be raised in any twelve-month period. See Notes 8 and 11.

The Company expects the combination of the net proceeds of the recently completed offering and existing cash and investments will provide sufficient resources to complete the Company’s currently ongoing or planned clinical trials and studies and to continue the Company’s operations through the middle of 2013.

However, the Company will need further additional funding to complete any other non-clinical studies or clinical studies and trials that may be required to submit new drug applications (NDAs) for, and commercialize CPP-109 and CPP-115, in addition to additional funding to support the Company’s operations beyond the middle of 2013. There can be no assurance that the Company will ever be able to commercialize either of its product candidates.

The Company intends to raise required additional funds through public or private equity offerings, debt financings, corporate or government collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

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

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in the 2010 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or for the full 2011 fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net income (loss).

e.	NET LOSS PER SHARE. Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented. Anti-dilutive securities, which consist of stock options to purchase shares of common stock at exercise prices ranging from $0.62 to $3.99, that were not included in diluted net loss per common share were 3,096,220 at September 30, 2011. Anti-dilutive securities at September 30, 2010, consisted of 2,670,619 stock options to purchase shares of common stock at exercise prices ranging from $0.62 to $6.00.

f.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, including U.S. Treasury bills, purchased with an original maturity of three months or less to be cash equivalents. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. The Company had cash balances at certain financial institutions in excess of federally insured limits throughout the period.

2.	Basis of Presentation and Significant Accounting Policies (continued).

g.	CERTIFICATE OF DEPOSIT. The certificate of deposit was issued by a banking institution and is recorded at cost plus accrued interest. The original maturity was greater than three months but did not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at September 30, 2011 approximates fair value.

h.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid insurance and advances for the Company’s product development and research activities, including drug manufacturing, contracts for non-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

i.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificate of deposit, government grant receivable, accounts payables and accrued expenses and other liabilities. At September 30, 2011 and December 31, 2010, the fair value of these instruments approximated their carrying value.

j.	STOCK COMPENSATION PLANS. The Company recognizes expense in the statement of operations for the fair value of all share-based payments including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The 2011 expected volatility assumption is based on reviews of the historical volatility of our common stock. For 2010 and prior, the Company’s expected volatility assumption was based on the historical volatility of other publicly traded companies in the same industry, as the Company’s common stock did not have sufficient trading history. The Company amortizes compensation cost on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of September 30, 2011, there were outstanding stock options to purchase 3,096,220 shares of common stock, of which stock options to purchase 2,644,553 shares of common stock were exercisable as of September 30, 2011.

For the three and nine month periods ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$18,877	$11,318	$56,014	$133,749
General and administrative	30,108	24,654	111,798	70,358

Total stock-based compensation	$48,985	$35,972	$167,812	$204,107

3.	Prepaid Expenses.

Prepaid expenses consist of the following:

	September 30, 2011	December 31, 2010
Prepaid insurance	$73,360	$71,215
Prepaid offering costs	—	42,369
Prepaid research fees	19,780	38,719
Prepaid rent	6,301	3,251
Other	14,379	10,667

Total prepaid expenses	$113,820	$166,221

4.	Property and Equipment.

Property and equipment, net consists of the following:

	September 30, 2011	December 31, 2010
Computer equipment	$34,175	$32,376
Furniture and equipment	44,803	44,175
Leasehold improvements	80,176	80,176

	159,154	156,727
Less: Accumulated depreciation	(140,873)	(111,154)

Total property and equipment, net	$18,281	$45,573

Depreciation expense was $7,452 and $6,234 and $34,920 and $19,314, respectively, for the three and nine month periods ended September 30, 2011 and 2010. During June 2011, in connection with the renewal of the corporate offices lease, the Company entered into the first amendment to the lease. The amendment extends the original lease term for five years and relocates the Company into another space within the same building. The relocation occurred in November 2011. The Company has revised the amortization of the leasehold improvements for the current offices in connection with the first lease amendment.

5.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued non-clinical and clinical trial expenses	$85,224	$35,678
Deferred rent and lease incentive	5,114	14,853
Accrued license fees	51,250	50,186
Accrued compensation and benefits	66,095	614
Accrued professional fees	32,176	87,212
Other	8,757	4,485

Current accrued expenses and other liabilities	248,616	193,028

Deferred rent and lease incentive- non-current	—	14,748

Non-current accrued expenses and other liabilities	—	14,748

Total accrued expenses and other liabilities	$248,616	$207,776

6.	Commitments.

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (Brookhaven), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine, other addictions and obsessive-compulsive disorders. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of new drug application (NDA) approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of September 30, 2011 and December 31, 2010, it had a contingent liability of approximately $166,000, related to this obligation. Of these costs, approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (FDA), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses is approximately $1.3 million. The Company has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying September 30, 2011 and December 31, 2010 condensed balance sheets.

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

Under the Northwestern license agreement, the Company will be responsible for continued research and development of any resulting product candidates. As of September 30, 2011, the Company has paid $77,872 in connection with the license and has accrued license fees of $51,250 in the accompanying September 30, 2011 condensed balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The first such milestone payment of $50,000 is due on the earlier of filing of an IND or August 27, 2012. The second milestone payment of $100,000 is due on the earlier of successful completion of the first Phase I clinical trial of CPP-115 or August 27, 2013.

6.	Commitments (continued).

c.	AGREEMENT WITH NIDA. On April 13, 2010, the Company signed a definitive Clinical Trial Agreement (CTA) with the National Institute on Drug Abuse (NIDA) to jointly conduct a U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction (the Phase II(b) Trial). As part of the CTA, NIDA, under their agreement with the Veteran’s Administration Cooperative Studies Program (VA), has agreed to provide substantial resources towards the completion of the Phase II(b) Trial. It is anticipated that this double-blind, placebo-controlled trial, which is being conducted at twelve leading addiction research facilities across the United States, will recruit approximately 200 subjects. The Phase II(b) Trial, which is being overseen by the VA, was initiated in November 2010, and the Company expects to have top-line data from the Phase II(b) Trial during the fourth quarter of 2012. The Phase II(b) Trial is designed to confirm the safety and efficacy of CPP-109 for the treatment of cocaine addiction and if successful, the Company believes that it will qualify to be one of the adequate and well controlled trials required to support approval of an NDA for CPP-109.

At present, the Company estimates that it will pay approximately $1.3 million in connection with contracts relating to this agreement. As of September 30, 2011, the Company had paid approximately $783,000 of this amount and had accounts payable of approximately $56,000 and accrued liabilities of approximately $53,000 in the accompanying condensed balance sheet as of September 30, 2011.

d.	AGREEMENTS FOR DRUG DEVELOPMENT, NON-CLINICAL AND CLINICAL STUDIES. The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in drug development work, clinical and non-clinical studies, data analysis and the preparation of material necessary for the filing of NDAs with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any costs incurred through the date of termination. At present, the Company estimates that it will pay approximately $673,000 of costs due under these agreements. As of September 30, 2011, the Company had paid approximately $429,000 of this amount. In addition, the Company had accounts payable of approximately $25,000 and accrued expenses of approximately $15,000 in the accompanying condensed balance sheet as of September 30, 2011 in connection with these contracts.

7.	Income Taxes.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for any years before 2008. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

8.	Stockholders’ Equity.

On June 2, 2008, the Company filed a shelf registration statement on Form S-3 (the 2008 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock. This shelf registration (file no. 333-151368) was declared effective by the SEC on June 26, 2008. In September 2008, the Company sold 1,488,332 shares of its common stock at $3.00 per share under the 2008 Shelf Registration Statement and received gross proceeds of approximately $4.5 million before commissions and incurred expenses of approximately $377,000. In October 2009, the Company sold an additional 3,973,000 shares of its common stock under the 2008 Shelf Registration Statement at a price of $1.00 per share and received gross proceeds of approximately $4.0 million before commissions and incurred expenses of approximately $275,000. In August 2010, the Company sold an additional 1,351,352 shares of its common stock under the 2008 Shelf Registration Statement at a price of $1.11 per share to an institutional investor and received gross proceeds of approximately $1.5 million before commissions and incurred expenses of approximately $44,000.

8.	Stockholders’ Equity (continued).

On December 3, 2010, the Company filed a second shelf registration statement on Form S-3 (2010 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock and common stock purchase warrants. This registration statement (file No. 333-170945) was declared effective by the SEC on December 15, 2010. During March 2011, the Company sold 2,259,943 shares of its common stock under the 2010 Shelf Registration Statement at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and other expenses totaling approximately $300,000. Subsequent to quarter end, on October 28, 2011, the Company sold 3,046,740 shares of the Company’s common stock together with common stock purchase warrants to purchase 1,523,370 shares of the Company’s common stock under the 2010 Shelf Registration Statement at a price of $1.15 per share and corresponding warrant and received gross proceeds of approximately $3.5 million before underwriting commission and other expenses totaling approximately $335,000. See Notes 1 and 11.

Stockholder Rights Plan

On September 20, 2011, the Board of Directors approved the Company’s adoption of a Stockholder Rights Plan. Under the Plan, a dividend of one preferred share purchase right (a Right) was declared for each share of common stock of the Company that was outstanding on October 7, 2011. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Preferred Stock at a purchase price of $7.80, subject to adjustment.

The Rights will trade automatically with the common stock and will not be exercisable until a person or group has become an “acquiring person” by acquiring 17.5% or more of the Company’s outstanding common stock, or a person or group commences, or publicly announces a tender offer that will result in such a person or group owning 17.5% or more of the Company’s outstanding common stock. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $7.80, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.

The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of the Company and its stockholders, the Board of Directors may redeem the Rights for $0.001 per share at any time prior to a person or group becoming an acquiring person. The Rights will expire on September 20, 2016, unless earlier redeemed or exchanged.

9.	Stock Compensation.

Stock Options

No stock options were granted during the three or nine month periods ended September 30, 2011 and 2010. The Company recorded stock-based compensation related to stock options totaling $48,985 and $167,812 during the three and nine month periods ended September 30, 2011 and $35,972 and $204,107 during the three and nine month periods ended September 30, 2010, respectively. No options vested during the three and nine month periods ended September 30, 2011 or the three months ended September 30, 2010. The total fair value of vested stock options during the nine months ended September 30, 2010 was $9,483.

The calculated value of the stock options was determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk free interest rate	0.44%	0.97%	0.44 to 1.55%	0.97 to 2.44%
Expected term	3 to 4 years	4 to 5 years	3 to 4 years	4 to 5 years
Expected volatility	130%	100%	130%	100%
Expected dividend yield	—%	—%	—%	—%
Expected forfeiture rate	—%	—%	—%	—%

As of September 30, 2011, there was approximately $90,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 Stock Incentive Plan (the Plan). The cost is expected to be recognized over a weighted average period of approximately 1.01 years.

10.	Related Party Transactions.

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers and with members of the Company’s Scientific Advisory Board. During the three and nine month periods ended September 30, 2011 and 2010, the Company paid approximately $11,000 and $21,000 and $64,000 and $60,000, respectively, in consulting fees to related parties.

11.	Subsequent Event.

Subsequent to quarter end, on October 28, 2011, the Company sold 3,046,740 shares of the Company’s common stock together with common stock purchase warrants, under the 2010 Shelf Registration Statement at a price of $1.15 per share and corresponding warrant. Each purchaser received a warrant to purchase 0.50 share of the Company’s common stock for every share of common stock purchased in the offering, aggregating warrants to purchase 1,523,370 shares of common stock at an exercise price of $1.30 per share. The warrants are exercisable beginning six months after their date of issuance and will expire on the date that is five years after such warrants first become exercisable. The Company received gross proceeds in this offering of approximately $3.5 million before underwriting commission and other expenses totaling approximately $335,000. The Company expects to use the net proceeds from this offering to fund costs associated with the Company’s currently ongoing clinical trials and studies and for general corporate purposes. See Notes 1 and 8.

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

The successful development of CPP-109, CPP-115 or any other product we may acquire, develop or license is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence, or if any net cash inflows will actually commence, due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our non-clinical studies, clinical studies and trials, and other product development activities;

•

the results of our non-clinical studies and clinical studies and trials, and the number of clinical trials (and the scope of such trials) that will be required for us to seek and obtain approval of NDA’s for CPP-109 and CPP-115; and

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We are currently involved in the following product development activities: (i) we have submitted for review an investigational new drug application (IND) for CPP-115; (ii) following the acceptance of such IND, we intend to commence an initial Phase I clinical study evaluating the safety of CPP-115 in healthy volunteers, which, based on current information, we expect to commence during the fourth quarter of 2011; and (iii) we are jointly conducting with NIDA and the VA a U.S. Phase II(b) clinical trial of CPP-109 (and, based on current information, we expect to obtain top line results from this trial during the fourth quarter of 2012).

Subsequent to quarter end, on October 28, 2011, we sold 3,046,740 shares of our common stock together with warrants to purchase 1,523,370 shares of our common stock under the 2010 Shelf Registration Statement at a price of $1.15 per share and corresponding warrant. We received gross proceeds of approximately $3.5 million from this offering before underwriting commission and other expenses totaling approximately $335,000. We expect to use the net proceeds from this offering to fund costs associated with our currently ongoing clinical trials and studies and for general corporate purposes. Following the completion of this offering, the maximum amount that we can raise under our 2010 Shelf Registration Statement is approximately $21.3 million, subject to the limitations as to the amount that can be raised in any twelve-month period.

We expect that the net proceeds of this offering together with our existing cash and investments will provide us with sufficient resources to complete our currently ongoing or planned clinical trials and studies and to continue our operations through the middle of 2013.

However, we will need further additional funding to complete any other non-clinical studies and trials that may be required to submit NDAs for and commercialize CPP-109 and CPP-115 and to support our operations beyond the middle of 2013. There can be no assurance that we will obtain additional funding or ever be able to commercialize either of these product candidates.

Recent Developments

CPP-109

During the fourth quarter of 2010, we initiated a randomized, double-blind, placebo-controlled U.S. Phase II(b) clinical trial in conjunction with NIDA and VA evaluating the use of CPP-109 in treating patients with cocaine addiction. The trial is expected to enroll approximately 200 cocaine addicted patients at 12 addiction treatment centers and clinical research centers with expertise in conducting addiction trials in the United States. We began enrolling patients in this trial in the first quarter of 2011. Based on currently available information, we expect to have initial top-line results from this trial during the fourth quarter of 2012. However, the timing of the receipt of the data from our trial will ultimately depend on the timing of patient enrollment into our trial, which cannot be predicted with absolute certainty. Additional information about this trial can be found at www.clinicaltrials.gov.

Generally, the process of seeking approval of an NDA requires multiple clinical trials, including two “pivotal” U.S. Phase III clinical trials. In our case, because CPP-109 is intended to treat a serious condition for which there is no approved therapy, if the data from the Phase II(b) Trial is sufficiently compelling, we may seek to file an NDA with the FDA on the basis of this trial. However, it is possible that the FDA will require at least one Phase III clinical trial of CPP-109 or one or more alternative studies to be successfully completed before they will accept as complete an NDA for CPP-109, even if the data from our currently ongoing Phase II(b) clinical trial are compelling. Further, it is unlikely in any case that we will submit an NDA for CPP-109 for at least two years. There can be no assurance that the data from our ongoing Phase II(b) Trial will be sufficiently compelling or that even if such data are sufficiently compelling, that the FDA will allow us to file an NDA based on the results of that trial.

Historically, our regulatory strategy was to file a Section 505(b)(1) NDA for CPP-109 for cocaine addiction. However, due to the impending expiration for exclusivity for vigabatrin (Sabril®) in August 2014, we now expect that we will file an NDA under Section 505(b)(2) for CPP-109 for cocaine addiction, since we now believe that this strategy is the most expedient route to receiving FDA approval and commercialization of CPP-109.

CPP-115

During November 2011, we submitted for review an IND for CPP-115. Following the acceptance of such IND, we expect to initiate a Phase I clinical study to evaluate the safety of CPP-115 in healthy volunteers. Based on current information, we expect to commence this study during the fourth quarter of 2011 and to have results from this study around the end of the first quarter or early in the second quarter of 2012.

Strategic Partner Initiatives

We continue to seek potential strategic partners interested in working with us on the development of CPP-109 and CPP-115. No agreements have been entered into to date.

Basis of presentation

Revenues

We are a development stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive approval of CPP-109 or CPP-115, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance. Government grant revenue represents a cash grant awarded in 2010 under the Qualifying Therapeutic Discovery Projects Program (section 48D of the Internal Revenue Code), which was recorded in the fourth quarter of 2010.

Research and development expenses

Our research and development expenses consist of costs incurred for Company-sponsored research and development activities as well as occasional support for selected investigator-sponsored research. The major components of research and development costs include non-clinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109 and CPP-115, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.

Our cost accruals for non-clinical studies, clinical studies and clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical and non-clinical research organizations. In the normal course of business, we contract with third parties to perform various non-clinical studies, clinical studies and clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of subjects, and the completion of portions of the non-clinical study, clinical study or clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to non-clinical studies, clinical studies and trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific non-clinical study, clinical study or clinical trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional research and development expenses in future periods. Non-clinical study, clinical study and trial activities require significant up front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling and marketing expenses

We do not currently have any selling or marketing expenses, as we have not yet received NDA approval for the commercialization of CPP-109 or CPP-115. We expect to have a sales force in place of either Catalyst employees and/or employees of a contracted third party or a strategic alliance partner to commence our selling efforts immediately upon receiving approval of such NDAs, of which there can be no assurance.

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

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of September 30, 2011 and December 31, 2010, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

As required by ASC 740, Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following the audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Financial Statements included in our 2010 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for development stage, research and development expenses and stock based compensation, measurement of fair value, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Results of Operations

Revenues. We had no revenues for the three and nine month periods ended September 30, 2011 and 2010.

Research and Development Expenses. Research and development expenses for the three and nine month periods ended September 30, 2011 and 2010 were $614,137 and $500,091 and $2,423,725 and $1,737,613, respectively, including stock-based compensation expense in each of the three and nine months periods of $18,877 and $11,318 and $56,014 and $133,749, respectively. Research and development expenses, in the aggregate, represented approximately 54% and 55% and 60% and 53%, respectively, of total operating costs and expenses for the three and nine month periods ended September 30, 2011 and 2010. The stock-based compensation is non-cash and relates to the fair value of stock option awards to certain employees, officers and scientific advisors. Expenses for research and development for the nine month period ended September 30, 2011 increased compared to amounts expended in the same period in 2010 as we continued to conduct the non-clinical studies needed to file an IND for CPP-115 and we continued to incur costs associated with the currently ongoing NIDA/VA Phase II(b) clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction that was initiated during the fourth quarter of 2010.

We expect that costs related to research and development activities will continue to be substantial in 2011 as we conduct a Phase I(a) human clinical study for CPP-115, and the NIDA/VA U.S. Phase II(b) clinical trial evaluating CPP-109 for use in the treatment for cocaine addiction.

Selling and Marketing Expenses. We had no selling and marketing expenses during the three and nine month periods ended September 30, 2011 and 2010, as we have not yet received approval for the commercialization of CPP-109 or CPP-115. We expect we will begin to incur such costs upon our filing of an NDA, so that we can have a sales force in place of either Catalyst employees and/or employees of a contracted third party or a strategic alliance partner to commence our selling efforts immediately upon receiving approval of such NDA, of which there can be no assurance.

General and Administrative Expenses. General and administrative expenses for the three and nine month periods ended September 30, 2011 and 2010 were $516,873 and $408,374 and $1,623,998 and $1,554,396, respectively, including stock-based compensation expense in each of the three and nine month periods of $30,108 and $24,654 and $111,798 and $70,358, respectively. General and administrative expenses represented 46% and 45% and 40% and 47%, respectively, of total operating costs and expenses for the three and nine month periods ended September 30, 2011 and 2010. General and administrative expenses for the nine months ended September 30, 2011 were comparable to those of the same period in 2010.

Stock-Based Compensation. Total stock based compensation for the three and nine months ended September 30, 2011 and 2010 was $48,985 and $35,972 and $167,812 and $204,107, respectively. The reduction in expense from the comparable period in 2010 is primarily due to previously granted awards to employees which completely vested during 2010.

Interest Income. We reported interest income in all periods relating to our investment of funds received from our private placements, IPO and registered direct offerings. The decrease in interest income in the three and nine month periods ended September 30, 2011 when compared to the same periods in 2010 is due to lower interest rates and lower investment amounts as we use the proceeds from offerings to fund our operations. All such funds were invested in bank savings accounts, money market funds, short term interest-bearing obligations, certificates of deposit and direct or guaranteed obligations of the United States government.

Income taxes. We have incurred net operating losses since inception. For the three and nine month periods ended September 30, 2011 and 2010, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds of private placements, an IPO and five registered direct offerings under our shelf registration statements. At September 30, 2011, we had cash and cash equivalents and a short term certificate of deposit aggregating $4.2 million and working capital of $3.8 million. At December 31, 2010, we had cash and cash equivalents of $5.5 million and working capital of $5.5 million. At September 30, 2011, substantially all of our cash and cash equivalents and our certificate of deposit were deposited with one financial institution, and such balances were in excess of federally insured limits throughout the quarter.

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

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our non-clinical studies, clinical studies and trials and other product development activities;

•	the results of our non-clinical studies and clinical studies and trials;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competition and market developments;

•	the cost of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.

We are currently involved in the following product development activities: (i) we have submitted for review an IND for CPP-115; (ii) following the acceptance of such IND, we intend to commence an initial Phase I clinical study evaluating the safety of CPP-115 in healthy volunteers, which, based on current information, we expect to commence during the fourth quarter of 2011; and (iii) we are jointly conducting with NIDA and the VA a U.S. Phase II(b) clinical trial of CPP-109 (and, based on current information, we expect to obtain top line results from this trial during the fourth quarter of 2012).

Subsequent to quarter end, on October 28, 2011, we sold 3,046,740 shares of our common stock together with warrants to purchase 1,523,370 shares of our common stock under the 2010 Shelf Registration Statement at a price of $1.15 per share and corresponding warrant. We received gross proceeds of approximately $3.5 million from this offering before underwriting commission and other expenses totaling approximately $335,000.

We expect that the net proceeds of this offering together with our existing cash and investments will provide us with sufficient resources to complete our currently ongoing or planned clinical trials and studies and to continue our operations through the middle of 2013.

However, we will need further additional funding to complete any other non-clinical studies and trials that may be required to submit NDAs for, and commercialize CPP-109 and CPP-115, and to support our operations beyond the middle of 2013. There can be no assurance that we will obtain additional funding or ever be able to commercialize either of our product candidates.

We expect to raise required additional funds through public or private equity offerings, corporate or governmental collaborations or other means. We also intend to seek additional governmental grants for a portion of the required funding for our non-clinical studies and clinical studies and trials. We may also seek to raise new capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Cash Flows

Net cash used in operating activities was $3,546,853 and $2,988,253, respectively, for the nine month periods ended September 30, 2011 and 2010. During the nine months ended September 30, 2011, net cash used in operating activities was primarily attributable to our net loss of $4,039,128. This was offset in part by $202,732 of non-cash expenses, a decrease of $134,025 in government grant receivable, a decrease of $52,401 in prepaid expenses and deposits and increases of $68,105 in accounts payable and $35,012 in accrued expenses and other liabilities. During the nine months ended September 30, 2010, net cash used in operating activities was primarily attributable to our net loss of $3,277,569 and a decrease of $8,364 in accounts payable. This was offset in part by $223,421 of non-cash expenses, and an increase of $74,679 in accrued expenses and other liabilities. Non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities was $2,005,507 during the nine month period ended September 30, 2011, consisting of $2,003,707 to purchase a certificate of deposit and $1,800 for the purchase of computer equipment. No cash was provided by (used in) investing activities during the nine months ended September 30, 2010.

Net cash provided by financing activities was $2,228,634 during the nine month period ended September 30, 2011, consisting of the net proceeds from the sale of shares of common stock under our 2010 shelf registration statement. Net cash provided by financing activities during the nine month period ended September 30, 2010 was $1,456,153, consisting of the net proceeds from the sale of shares of common stock under our 2008 shelf registration statement.

Contractual Obligations

We have entered into the following contractual arrangements:

•

Payment to Brookhaven under our license agreement. We have agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the license agreement expires. We are also obligated to reimburse Brookhaven upon the filing of an NDA for CPP-109 and upon obtaining FDA regulatory approval to sell any licensed products for certain of their patent-related expenses. We believe that such obligation is approximately $166,000 at September 30, 2011 and December 31, 2010. See “Dispute with Brookhaven” below.

•

Payment to Northwestern University under our license agreement. We have agreed to pay Northwestern an upfront fee of $35,000, reimbursement of approximately $33,000 in expenses, and certain milestone payments in future years relating to clinical development activities with respect to CPP-115 or payable upon passage of time, and royalties on any products resulting from the license agreement. At September 30, 2011, we had paid $77,872 of these amounts and had accrued license fees of $51,250 in the accompanying condensed balance sheet.

•

Payments under our agreement with NIDA. We have agreed to supply the study drug (and matching placebo) as well as fund certain expenses for the U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction that we are jointly conducting with NIDA and the VA. We currently estimate that we will pay approximately $1.3 million in connection with this agreement. As of September 30, 2011, we had paid approximately $783,000 of this amount and had accounts payable of approximately $56,000 and accrued liabilities of approximately $53,000 in the accompanying condensed balance sheet.

•

Payments for drug development, non-clinical and clinical studies. We estimate that we will pay various consultants, drug manufacturers, and other vendors approximately $673,000, in connection with our drug development work, including non-clinical and clinical studies, data analysis and the preparation of material necessary for the filing of NDA’s with the FDA. At September 30, 2011, we have paid approximately $429,000 of this amount, and had accounts payable of approximately $25,000 and accrued expenses of approximately $15,000 in the accompanying condensed balance sheet.

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $368,000 per annum. The agreement expires in November 2013.

•

Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $7,000 per month. During June 2011, we entered into a first amendment to the lease for our corporate offices in Miami. The amendment extends the original lease term for five years, and relocates our corporate offices into another space within the same building. We completed the relocation to our new space in November 2011.

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

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of September 30, 2011 and December 31, 2010 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this section.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended September 30, 2011, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4.1	Rights Agreement, dated as of September 20, 2011, by and between the Company and Continental Stock Transfer and Trust Company as rights agent, which includes Exhibit A, the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, Exhibit B, the Form of Rights Certificate, and Exhibit C, Summary of Rights to Purchase Preferred Stock (1)

4.2	Form of Warrant to Purchase Common Stock (2)

10.1	Amendment No. 3 to Employment Agreement between the Company and Patrick J. McEnany dated September 14, 2011 (3)

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Filed by reference to the Company’s Current Report on Form 8-K filed on September 23, 2011.
(2)	Filed by reference to the Company’s Current Report on Form 8-K filed on October 28, 2011.
(3)	Filed by reference to the Company’s Current Report on Form 8-K filed on September 15, 2011.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceutical Partners, Inc.

By:	/s/ Jack Weinstein
Jack Weinstein
Vice President, Treasurer and Chief Financial Officer

Date: November 14, 2011

Exhibit Index

Exhibit Number	Description

4.1	Rights Agreement, dated as of September 20, 2011, by and between the Company and Continental Stock Transfer and Trust Company as rights agent, which includes Exhibit A, the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, Exhibit B, the Form of Rights Certificate, and Exhibit C, Summary of Rights to Purchase Preferred Stock (1)

4.2	Form of Warrant to Purchase Common Stock (2)

10.1	Amendment No. 3 to Employment Agreement between the Company and Patrick J. McEnany dated September 14, 2011 (3)

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Filed by reference to the Company’s Current Report on Form 8-K filed on September 23, 2011.
(2)	Filed by reference to the Company’s Current Report on Form 8-K filed on October 28, 2011.
(3)	Filed by reference to the Company’s Current Report on Form 8-K filed on September 15, 2011.