Form 10-K
period 2012-12-31
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2013-04-01
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

As of June 30, 2012, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting, and non-voting common equity held by non-affiliates was $13,234,061.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,420,687 shares of common stock, $0.001 par value per share, were outstanding as of April 1, 2013.

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders. The proxy statement with respect to the 2013 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Caution Concerning Forward-Looking Statements.”

The successful development of our current product candidates, Firdapse™, CPP-115 and CPP-109, or any other product candidate we may acquire, develop or license in the future, is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies and other development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	whether our trials and studies will be successful;

•

the results of our clinical studies and trials, pre-clinical studies and other development activities, and the number of such studies and trials that will be required for us to seek and obtain approval of new drug applications, or NDAs, for our product candidates;

•	whether the third-parties that we retain to assist us in our trials and studies perform as contracted for and within the budgets established for their activities;

•	the ability of our third-party suppliers or contract manufacturers to maintain compliance with good manufacturing practices (cGMP);

•	whether others develop and commercialize products competitive to our products;

•

whether others obtain exclusive patent or marketing rights that make it difficult or impossible for us to commercialize our product candidates, even if we obtain regulatory approvals for our product candidates;

•	the expense of filing, and possibly prosecuting, defending and enforcing any patent claims or other individual property rights;

•	changes in the rates of reimbursement for orphan drug products such as the pharmaceutical products we are developing;

•	changes in the health care laws and regulations affecting our business and the pharmaceutical industry generally;

•	our ability to attract and retain skilled employees; and

•	changes in general economic conditions.

Our current plans and objectives are based on assumptions relating to the development of our current product candidates. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Overview

We are a development-stage specialty pharmaceutical company focused on the development and commercialization of novel prescription drugs targeting (rare) orphan neuromuscular and neurological diseases and disorders. We currently have three pharmaceutical products in development:

•

Firdapse™. In October 2012, we licensed the North American rights to Firdapse™, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). As part of our agreements with BioMarin, we are currently taking over the sponsorship of their ongoing Phase III clinical trial evaluating Firdapse for the treatment of Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. The trial is designed as a randomized double-blind, placebo-controlled discontinuation study followed by an open-label extension period in approximately 30 patients across seven sites in the United States and Europe. We expect to add up to an additional 20 sites in the United States, Canada, South America and Europe in the near future. We hope to have the top-line results from the double-blind portion of this Phase III trial during the second quarter of 2014. Amifampridine phosphate has been granted Orphan Drug Designation by the U.S. Food & Drug Administration, or FDA, for the treatment of LEMS, making us eligible to be granted a seven-year marketing exclusivity for this indication if we are the first pharmaceutical company to obtain approval of an NDA for this drug. We also hope to evaluate Firdapse for the treatment of other CNS orphan indications such as Congenital Myasthenic Syndrome and Myasthenia Gravis.

•

CPP-115. We are in the early stages of developing CPP-115, a GABA aminotransferase inhibitor that, based on our pre-clinical studies to date, we believe is a more potent form of vigabatrin, but may have fewer side effects (e.g., visual field defects, or VFDs) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected central nervous disease indications. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or EU, for West’s syndrome (a form of infantile spasms).

•

CPP-109. For several years, we evaluated CPP-109 (our formulation of vigabatrin, another GABA aminotransferase inhibitor) for the treatment of cocaine addiction. However, CPP-109 recently failed to meet the primary and two key secondary endpoints in a Phase II(b) trial for cocaine addiction. As a result, we are no longer pursuing the evaluation of CPP-109 for addiction. An academic investigator proof-of-concept study evaluating the use of CPP-109 for the treatment of Tourette Syndrome is currently ongoing and, if the results of that study are successful, we will likely seek to develop CPP-109 (and/or CPP-115, which has the same mechanism of action as CPP-109), for this indication.

Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funding to support our operations through the first quarter of 2014. However, we will require additional funding to support our operations beyond the first quarter of 2014. There can be no assurance that we will obtain additional funding or that we will ever be in a position to commercialize any of our product candidates. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Our Strategy

Our goal is to develop and commercialize novel prescription drugs targeting rare (orphan) neurological diseases, neuromuscular diseases and disorders of the central nervous system. Specifically we intend to:

•

Pursue Firdapse for LEMS. Enrollment in the Phase III clinical trial evaluating Firdapse for the treatment of LEMS is ongoing, and we expect to report top-line results from the double-blind portion of this clinical trial during the second quarter of 2014. Assuming success in the Phase III trial, we intend to file an NDA for Firdapse in the first quarter of 2015 and, although there can be no assurance, we anticipate that under those circumstances we may obtain approval from the FDA of such NDA by the end of 2015. If approved on this timeline, we would hope to commercially launch this product for the treatment of LEMS sometime in the first half of 2016.

•

Seek additional CNS orphan drug indications for Firdapse. We believe that Firdapse may also be an effective treatment for other central nervous system orphan indications such as Congenital Myasthenic Syndrome and Myasthenia Gravis. Subject to the availability of funding, we hope to pursue the necessary clinical and pre-clinical trials and studies to support applications to the FDA for approval to market Firdapse for these additional indications.

•

Continue required clinical and pre-clinical work on CPP-115. During the fourth quarter of 2011, we completed our IND-enabling studies, filed an IND, and began a Phase I(a) human trial of CPP-115 to evaluate its safety. We received positive final results from this Phase I(a) trial in May 2012. Subject to the availability of funding, we hope to begin further human clinical trials evaluating CPP-115 later in 2013. We hope to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected central nervous disease indications. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the EU for West’s syndrome (a form of infantile spasms), making the drug eligible for the seven-year and ten-year marketing exclusivities available from the FDA and the EU for these indications, respectively, if we are the first pharmaceutical company to obtain approval of an NDA and/or a Marketing Authorization Application, or MAA (the European Union equivalent of an NDA) for CPP-115.

•

Seek additional funding for CPP-115. We are currently seeking a strategic partner to work with us in the development and future commercialization of CPP-115. We also intend to seek grants to help fund the development of CPP-115. However, no arrangements have been entered into to date.

•

Continue to Support Academic Studies of CPP-109. We are currently supporting an academic investigator-sponsored, proof-of-concept study evaluating the use of CPP-109 for the treatment of Tourette Syndrome. If the results of that study are successful, we hope to develop CPP-109 (and/or CPP-115, which has the same mechanism of action as CPP-109) for this indication. We also intend to support currently ongoing academic investigator studies of CPP-109, including ongoing studies evaluating the use of CPP-109 to treat addiction. However, we have determined that at this time we will no longer focus our resources on further evaluating CPP-109 for the treatment of addiction.

Firdapse™

Product overview

Firdapse™ is Catalyst’s and BioMarin’s (depending on market region) registered trade name for amifampridine phosphate tablets. “Amifampridine” is the WHO (World Health Organization) registered INN (International Nonproprietary Name) for the chemical entity, 3,4-diaminopyridine (3,4-DAP or DAP) and its salts. In many cases, researchers have used the “free base” of this drug, 3,4-diaminopyridine, rather than phosphate salt. Amifampridine and amifampridine phosphate are bioequivalent and can be used interchangeably. We will refer to our drug by its trade name (Firdapse™), the INN (amifampridine phosphate), or both throughout this report.

Clinical efficacy data for the symptomatic treatment of patients with LEMS with amifampridine base are derived from five published randomized, double-blind, placebo-controlled studies and one double-blind study with an active comparator in patients with LEMS. The data from the randomized controlled studies demonstrate statistically significant improvements across a number of independent measures of neurological function, including Quantitative Myasthenia Gravis (QMG) score and compound muscle action potential (CMAP), which have been demonstrated to be clinically relevant in patients with LEMS. Results of these trials demonstrate that amifampridine is more effective for the symptomatic treatment of LEMS compared with placebo or active investigational comparator (pyridostigmine). Additionally, supportive data from multiple published uncontrolled investigations and case reports demonstrate the long-term benefits of treatment with amifampridine in patients with LEMS. These data also show that removal of patients from drug can lead to a recurrence of underlying symptoms, but with reintroduction of amifampridine improvement of muscle function is regained. As such, amifampridine has been recommended as first-line symptomatic treatment for LEMS by the European Federation of Neurological Societies (EFNS) (Skeie, 2006; Skeie, 2010; Lindquist, 2011). In December 2009, amifampridine phosphate received marketing approval by the European Commission as Firdapse™ for the symptomatic treatment of patients with LEMS.

Safety data from published clinical data from the last 25 years in patients with LEMS or other neurological disorders treated with amifampridine base show that amifampridine is well tolerated at doses ≤80 mg per day. Among the 1,279 patients or healthy subjects assessed in the literature, the most frequently reported adverse events (AEs) were perioral and peripheral paraesthesias (unusual sensations like pins and needles), and gastrointestinal disorders (abdominal pain, nausea, diarrhea, epigastralgia (pain around the upper part of the stomach)). These events were typically mild or moderate in severity, and transient, seldom requiring dose reduction or withdrawal from treatment.

For muscles to contract, nerves have to transmit electrical impulses through a chemical messenger called acetylcholine. Acetylcholine is released from the nerve endings during a period of ‘depolarization’. Charged calcium particles flow into the nerves during this period and are needed for the release of acetylcholine. Amifampridine is a voltage-dependent potassium channel blocker. It prevents charged potassium particles from leaving the nerve cells, which prolongs the period of depolarization. This allows more calcium particles to be transported into the nerves and more time for the nerves to release acetylcholine to stimulate the muscles to contract.

Lambert-Eaton Myasthenic Syndrome

Lambert-Eaton Myasthenic Syndrome, or LEMS, is a rare autoimmune disorder characterized by muscle weakness of the limbs. The disease is caused by an autoimmune reaction where antibodies are formed against the connection between nerves and the muscles they supply. Often, LEMS is associated with an underlying malignancy, most commonly small-cell lung cancer, and in some individuals, LEMS is the first symptom of such malignancy. Orphanet and the British Medical Journal estimate the prevalence of LEMS affects 1 per 100,000 people. Based on current population statistics for the United States, Mexico and Canada, we estimate that there are about 4,650 LEMS patients in North America (3,150 in the U.S., 350 in Canada and 1,150 in Mexico).

LEMS generally affects the extremities, especially the legs. As the disease most affects the parts of limbs closest to the trunk, difficulties with climbing stairs or rising from a sitting position are commonly noted. Physical exercise and high temperatures tend to worsen the symptoms. Other symptoms occasionally seen include weakness of the muscles of the mouth, throat, and eyes. Individuals affected with LEMS also may have a disruption of the autonomic nervous system, including dry mouth, constipation, blurred vision, impaired sweating, and/or hypotension.

LEMS is treated by treating the symptoms. Treatments include steroids, azathioprine and intravenous immunoglobulin, which work by suppressing the immune system; and pyridostigmine and Firdapse, which enhance neuromuscular transmission. Plasma exchange has also been used in an attempt to remove antibodies from the body. Neither Firdapse, nor any of the current treatments for LEMS, treat the underlying disease. Firdapse allows the nerves to better transmit electrical impulses to the muscles through its mechanism as a voltage-dependent potassium channel blocker.

Strategic collaboration with BioMarin for Firdapse

On October 26, 2012, we entered into a strategic collaboration with BioMarin for Firdapse. The key components of the collaboration included our licensing of the exclusive North American rights to Firdapse pursuant to a License Agreement, dated October 26, 2012, between us and BioMarin (the BioMarin License Agreement), and BioMarin making a $5.0 million investment in our common stock to advance the development of Firdapse in the United States pursuant to a Convertible Promissory Note and Note Purchase Agreement, dated as of October 26, 2012, between us and BioMarin (the Investment Agreement).

Under the BioMarin License Agreement, we licensed the North American rights to Firdapse, and, as part of the license, we are taking over the Phase III clinical trial that BioMarin had previously begun in the United States evaluating Firdapse for the treatment of LEMS. We are obligated to use our diligent efforts to seek to obtain regulatory approval for and to commercialize Firdapse in the United States. We are further obligated to use diligent efforts to complete the double-blind treatment phase of the Phase III trial by October 26, 2014, and BioMarin has the right to terminate the BioMarin License Agreement if such treatment phase has not been completed in such period (unless we are using diligent efforts to pursue the completion of such treatment phase and have spent at least $5.0 million in connection with the conduct of the Phase III Trial during such period). Based on current expectations, we expect to satisfy the required milestones.

Under the BioMarin License Agreement, we have agreed to make: (i) certain royalty payments to BioMarin based on our net sales in North America; (ii) certain royalty payments to a third-party licensor of the rights sublicensed to us based on our net sales in North America; and (iii) certain milestone payments to such third-party licensor and to the former stockholders of Huxley Pharmaceuticals, Inc. (Huxley) that BioMarin is obligated to make (which milestone payments are due, in part, upon acceptance by the FDA of a filing of an NDA for Firdapse for the treatment of LEMS, and, in part, on the unconditional approval by the FDA of an NDA for Firdapse for the treatment of LEMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin.

Under the Investment Agreement, BioMarin delivered $5.0 million to us on October 26, 2012. This amount was initially treated as a loan, but, pursuant to the terms of the Investment Agreement, was automatically converted, at a conversion price of $0.75 per share, into 6,666,667 shares of our authorized but unissued common stock on December 10, 2012. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for further discussion of the terms of the Investment Agreement.

Firdapse was approved by European Medicines Agency for the treatment of LEMS in December 2009, and BioMarin sells the product in the EU. BioMarin is also currently performing or will in the future perform certain post-marketing studies of Firdapse that they are required to conduct relative to the approval of Firdapse in the EU. We have agreed to pay one half of the costs of these studies if these studies are required as a condition for approval of Firdapse by the FDA. We are also sharing the costs on a cardiac safety study and reproductive toxicity studies that are required for approval of Firdapse by the FDA.

The Phase III clinical trial

In June 2011, BioMarin commenced a Phase III clinical trial in the United States studying Firdapse for the treatment of LEMS, which trial is being transferred to us pursuant to the License Agreement. The trial is designed as a randomized double, blind, placebo-controlled discontinuation trial in approximately 30 LEMS patients. After patients have been treated with amifampridine phosphate for at least 91 days, they are randomly assigned to either continue on amifampridine phosphate or be discontinued to placebo over a 2-week period. They are then returned to open label amifampridine phosphate treatment for a two-year follow-up period. The primary endpoint is change in muscle strength during the discontinuation period as determined using a validated questionnaire (QMG score). The secondary endpoint is change in walking speed (Timed 25-foot walking test) during a 2-week, double-blind testing period. Further details regarding the trial and its design can be found on www.clinicaltrials.gov (NCT01377922).

There are currently seven sites in the trial, and approximately one third of the patients have been randomized into the trial to date. We expect to add up to 20 additional sites in the near future and, based on currently available information, to complete enrollment in the trial by the end of 2013. We also expect to report the top-line results from this trial during the second quarter of 2014.

We have hired a clinical research organization (CRO) to manage this Phase III trial for us, as well as independent subcontractors to assist in other aspects of trial management. We have also arranged to purchase sufficient supplies of Firdapse through BioMarin’s supplier for the Phase III trial.

As part of the Phase III trial, an independent drug monitoring committee consisting of two medical doctors and one Ph.D. statistician has been appointed. The committee is charged with overseeing the trial, assessing the trial data periodically and recommending continuation or termination of the trial. On March 25, 2013, the committee met, and its recommendation following that meeting was to continue the trial as planned based in the committee’s review of the safety and clinical data to date from the trial.

In addition, we will need to complete additional clinical and pre-clinical studies in order to file an NDA for Firdapse. Based on input received by BioMarin from the FDA at a pre-IND meeting and the FDA’s subsequent review of the protocol, if the Phase III trial is successful, we plan to submit the data from this single Phase III trial, along with data from the published clinical studies, in an NDA for Firdapse as a treatment for LEMS.

Orphan drug designation

Amifampridine phosphate for LEMS has been granted Orphan Drug Designation by the FDA for the treatment of LEMS, making the drug eligible to be granted seven-year marketing exclusivity for this indication if we are the first pharmaceutical company to obtain approval of an NDA for amifampridine phosphate for the treatment of LEMS. In that regard, we are aware of another pharmaceutical company that is conducting a Phase II clinical trial in the U.S. for its formulation of amifampridine for the treatment of LEMS, though we believe we are farther along in the development than this company.

Intellectual property protections for Firdapse

Under the BioMarin License Agreement, we licensed two pending patents and certain trademarks for Firdapse. One of the licensed patents is a pending composition of matter patent that, if issued, will protect Firdapse until February 2027, which includes five years of patent term extension that is expected under the Patent Term Restoration Act. There can be no assurance that this patent will be issued. We may also pursue other patents in order to seek to protect the exclusivity of the drug, dosage forms and methods of administration.

No drug product containing amifampridine for any indication has been approved by the FDA. Therefore, our version of amifampridine, if it is the first to obtain approval of the product in the U.S., will be eligible for five-year new chemical entity exclusivity, which provides a five-year period of marketing exclusivity for all indications.

CPP-115

Product Overview

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

CPP-115 works by the same mechanism of action as vigabatrin; that is, the inhibition of GABA aminotransferase, which leads to increased brain GABA levels that reduce epileptogenesis or dampen the addiction reinforcing dopamine surge. CPP-115 is structurally similar to vigabatrin. Due to these similarities, we believe that these two drugs will share a number of biochemical features related to absorption, metabolism, and elimination, and our pre-clinical studies of CPP-115 to date support our expectations. However, based upon our pre-clinical and clinical studies of CPP-115 to date, we expect that there will be a significant reduction, and possibly elimination, of VFDs from the use of CPP-115 compared to vigabatrin. However, there can be no assurance that this will ultimately prove to be the case. Vigabatrin has been marketed for decades in over 30 countries by Lundbeck and Sanofi-Aventis and their predecessors and licensees under the brand names Sabril®, Sabrilex® and Sabrilan® (hereinafter referred to as “Sabril®”) as an adjunct (add-on) treatment for adult epilepsy and as a primary treatment for the management of infantile spasms.

Further, based on animal testing to date, CPP-115 has been shown to be at least 200 times more potent than vigabatrin in both in-vitro and animal model studies. The increased potency could enable the development of dosage forms potentially administrable by other routes of administration compared with the marketed oral, immediate release formulation of vigabatrin, Sabril ®. Further, based on pre-clinical testing completed to date, CPP-115 appears to have superior specificity to GABA aminotransferase and we believe, will have a better side effect profile (e.g. less visual field defects) compared with Sabril ®.

CPP-115 has been granted Orphan Drug Designation in the U.S. for the treatment of infantile spasms. CPP-115 has also been granted Orphan Medicinal Product Designation in the EU to treat West Syndrome (a form of infantile spasms).

Mechanism of action for CPP-115

We believe that our drug candidate, CPP-115, will be an effective treatment for epilepsy because it increases endogenous GABA levels in the brain through the inhibition of GABA-aminotransferase (GABA-AT). GABA-AT is responsible for the eventual breakdown of GABA and helps to balance its inhibitory effects.

CPP-115 is a GABA analog that is readily absorbed and promptly available to the central nervous system, producing effects that last for many hours after a single dose. Due to the fact that this drug is not “receptor active”, its administration does not appear to affect the baseline levels of dopamine, nor those variations in dopamine levels caused by normal stimuli.

Epilepsy

Epilepsy is a brain disorder in which clusters of nerve cells, or neurons, in the brain sometimes signal abnormally. In epilepsy, the normal pattern of neuronal activity becomes disturbed, causing strange sensations, emotions, and behavior or sometimes convulsions, muscle spasms, and loss of consciousness. Epilepsy is a disorder with many possible causes. Anything that disturbs the normal pattern of neuron activity — from illness to brain damage to abnormal brain development — can lead to seizures. Epilepsy may develop because of an abnormality in brain wiring, an imbalance of nerve signaling chemicals called neurotransmitters, imbalance of sensitivity to neurotransmitters, or some combination of these factors. We intend to focus our development efforts for CPP-115 on its use as a treatment for infantile spasms (West Syndrome) and adult complex partial seizures.

An infantile spasm is a specific type of seizure seen in an epilepsy syndrome of infancy and childhood. The onset of infantile spasms is usually in the first year of life, typically between 4-8 months. The seizures primarily consist of a sudden bending forward of the body with stiffening of the arms and legs; some children arch their backs as they extend their arms and legs. Spasms tend to occur upon awakening or after feeding, and often occur in clusters of up to 100 spasms at a time. Infants may have dozens of clusters and several hundred spasms per day. Infantile spasms usually stop by age five, but may be replaced by other seizure types.

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

Anti-epileptic drugs work through a variety of mechanisms, including inhibition of sodium ion channels and the enhancement of GABA mechanisms. Although the different types of epilepsy vary greatly, in general, available medications can only control seizures in about two-thirds of patients. CPP-115, like vigabatrin, is a GABA-AT inhibitor, and we are developing it initially for infantile spasms (West Syndrome) and refractory complex partial seizures. Based on the historic use of vigabatrin in treating epilepsy, we believe that CPP-115 may ultimately work best as an adjunct therapy to existing drugs.

Vigabatrin is used in over 30 countries for the treatment of infantile spasms and for the treatment of adult complex partial seizures in patients who have failed several treatments. On August 21, 2009, Sabril®, another version of vigabatrin, was approved for these two indications in the United States.

Our clinical and pre-clinical studies of CPP-115 to date

On November 1, 2010, we announced key results for our initial series of safety and efficacy evaluations in a number of animal and in-vitro laboratory studies:

•

In visual safety studies of rats exposed for 90 days to either CPP-115, vigabatrin or placebo, CPP-115 caused substantially less retinal damage than vigabatrin at well above the expected therapeutic doses.

•	The oral pharmacokinetic behavior of CPP-115 in rats supports further development as an orally delivered pharmacotherapy.

•

CPP-115 was found to not inhibit or induce metabolic enzymes and is not itself metabolized. As a result, drug-drug interactions or other metabolism-related side effects are unlikely. Additionally, non-metabolized drugs are advantageous for treating drug addicts, a population that often has impaired liver function.

•

With the exception of its biochemical target, GABA-aminotransferase, CPP-115 did not show any clinically significant binding to 111 of the most prominent receptors, proteins and transporters. Additionally, CPP-115 showed no binding to other GABA-related targets (GABA receptors and transporters). Therefore, CPP-115 appears to be very specific and not likely to induce drug-drug interactions or unintended side effects.

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

On May 22, 2012, we reported positive results from a Phase I(a) double-blind, placebo-controlled clinical trial evaluating the safety, tolerability and pharmacokinetic profile of CPP-115. The study evaluated single ascending doses ranging from 5 mg to 500 mg (a dose greater than ten times the predicted effective dose of 15-30 mg/day derived from animal data) of CPP-115 solution administered orally to 55 healthy volunteers. The key findings of the study included:

•	CPP-115 was well tolerated at all six doses administered in the study, there were no serious or adverse events, and no cardiovascular or respiratory events were reported in the study;

•	CPP-115 was rapidly absorbed (time to peak blood concentration was about 30 minutes);

•	the drug had an elimination half-life of four to six hours; and

•

peak serum concentration of the drug (Cmax) increased on a dose-proportional basis over the range of doses studied, while there was a greater than proportional increase across the dose range in AUC, a method of measurement of the bioavailability of a drug based on a plot of blood concentrations sampled at frequent intervals.

Next steps in the clinical development path of CPP-115

Subject to the availability of funding, we hope to commence a Phase I(b) multiple ascending dose study of CPP-115 during 2013 and to undertake the pre-clinical studies of CPP-115 that will be required to plan and initiate a Phase II study of CPP-115 evaluating its efficacy as a treatment for epilepsy (and particularly infantile spasms). We will seek the funding for these studies from potential strategic partners or from grants. There can be no assurance that the funding required to further the clinical development of CPP-115 will be obtained.

Clinical and Pre-Clinical Studies of CPP-115 Undertaken by Others

The primary focus of our product development efforts is on our clinical trials and pre-clinical studies. However, we have in the past supported and will continue in the future to support pre-clinical studies and clinical trials and studies by academic investigators (including members of our scientific advisory committee and academic institutions with which they are affiliated) of the use of our product candidates that we believe might further the understanding or increase the value of our product candidates.

In some cases, in the past, we have provided unrestricted sponsorship funds for such studies and we may do so again in the future. In other cases, we have provided, and may in the future provide, alternative assistance to the investigator, most typically providing drug substance or dosage form as well as matching placebo. We expect to continue supporting investigator studies in the future to the extent that they meet criteria acceptable to us. Such criteria include research on the use of CPP-115 to treat various forms of epilepsy and/or other central nervous system disorders, to assist investigators in designing their studies so that such studies are most appropriately conducted and, to the extent possible, to make sure that these investigator studies potentially complement, and do not adversely impact, our activities.

An animal study reporting positive pre-clinical efficacy in a “rat multiple hit model” in which the use of CPP-115 was evaluated for the treatment of infantile spasms was reported on at the American Epilepsy Society’s 65th Annual Meeting held in December 2011. The study was authored by Stephen W. Briggs, Tomonori Ono, MD, PhD, Solomon L. Moshe, MD and Aristea S. Galanopoulou, MD, PhD of the Saul R. Korey Department of Neurology, Dominick P. Purpura Department of Neuroscience, Laboratory of Developmental Epilepsy, The Comprehensive Epilepsy Center (CEC) at Montefiore Medical Center / Albert Einstein College of Medicine of Yeshiva University, Bronx, New York. The study concluded that (i) CPP-115 suppresses spasms in the multiple-hit model of infantile spasm, with onset of effect as early as the day after the first dose; (ii) the therapeutic doses of CPP-115 were well tolerated in developing rat pups; and (iii) CPP-115 showed efficacy for a longer duration at lower doses that were better tolerated than the previously tested therapeutic vigabatrin doses.

CPP-115 currently is being evaluated by the Anticonvulsant Screening Program (ASP) of the National Institute of Neurological Disorders and Stroke (NINDS), one of the institutes within the National Institutes of Health (NIH). To date, CPP-115 has been tested in about 20 animals models of epilepsy, including maximal electric shock (MES) in both rats and mice, corneal kindling in mice, minimal clonic seizure (6 Hz) model in mice, and subcutaneous picrotoxin (scPIC). CPP-115 was also evaluated for potential efficacy in neuroprotection and neuropathic pain models. CPP-115 has shown significant potential in a variety of epilepsy models and NIH is continuing the evaluation of CPP-115 in other models of epilepsy. Evaluation of CPP-115 in additional models for neuropathic pain are also ongoing.

Northwestern University License Agreement

On August 27, 2009, we entered into a license agreement with Northwestern University (Northwestern), under which we acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin which have been discovered and patented by Northwestern. Under the terms of the license agreement, Northwestern granted us an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. We have designated the lead compound to be developed under this license as CPP-115.

We believe that these licensed compounds are the only known GABA aminotransferase inhibitors in existence or in development other than vigabatrin. We also believe, based on our pre-clinical testing to date of CPP-115, that the newly licensed compounds are significantly more potent than vigabatrin with less visual side effects than vigabatrin. We plan to seek to develop these compounds for the treatment of several indications, including epilepsy (specifically, complex partial seizures and infantile spasms). However, these compounds are at a very early stage of development and there can be no assurance as to whether these new compounds will ever be determined to be safe and effective.

Under our license agreement with Northwestern, we will be responsible for continued research and development of any resulting product candidates. We have the right to terminate the agreement in whole or in part after August 27, 2012, upon written notice. As of December 31, 2012, we have paid Northwestern upfront payments, milestone fees and maintenance and patent fees aggregating $241,590, and we are obligated to pay certain additional fees and milestone payments in future years relating to our clinical development activities under this license or payable upon passage of time. The next milestone payment of $150,000 is due on the earlier of successful completion of the Phase II clinical trial for CPP-115 or August 27, 2015. We are also obligated to pay Northwestern royalties on any products resulting from the license agreement. We also have the right to enter into sub-license agreements, and if we do, a royalty on any sub-license fees will be payable to Northwestern.

We have recently filed an application under the Patent Cooperation Treaty (PCT) seeking to protect CPP-115 in all anticipated non-U.S. markets around the world. Prosecution of this patent is ongoing. There can be no assurance that the claims of this patent will be allowed, or if allowed, that such claims will provide adequate patent protection for CPP-115.

CPP-109

Product overview

CPP-109, our formulation of vigabatrin, has been marketed for decades in over 30 countries by Lundbeck and Sanofi-Aventis and their predecessors and licensees under the brand names Sabril®, Sabrilex® and Sabrilan® (hereinafter referred to as “Sabril®”) as an adjunct (add-on) treatment for adult epilepsy and as a primary treatment for the management of infantile spasms. The composition of matter patents for Sabril® in the U.S. expired more than ten years ago. On August 21, 2009, the FDA approved two NDAs for Sabril® for the treatment of infantile spasms and as an adjunctive therapy for adult patients with refractory complex partial seizures who have failed treatments with several other anti-epileptic drugs. The NDAs are for different formulations of Sabril® and both NDAs are held by Lundbeck Inc. (Lundbeck) and Sanofi-Aventis. Due to the risks of visual field damage associated with vigabatrin, Sabril® was approved under an FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) program and is only available through a special restricted distribution program approved by the FDA.

In chronic use for the treatment of epilepsy, vigabatrin has been generally well tolerated with lower than average neurological side effects compared to other approved epilepsy therapies. The most common side effects reported have been drowsiness and fatigue. However, one clearly established adverse side effect is the development, of peripheral visual field defects, or VFDs. VFDs occur in approximately 33% of users when cumulative dosage levels of vigabatrin approach approximately 1,500 grams. These VFDs are manifest as a constriction of the peripheral field of vision (i.e., “tunnel vision”). To date, we believe that no subjects treated in the trials conducted by us or with our support has shown any evidence of VFDs.

Brookhaven License Agreement

In 2002, we entered into an exclusive, worldwide license from Brookhaven National Laboratory (Brookhaven) to nine patents relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions, with expiration dates for the issued patents between 2018 and 2023, with the principal patents expiring in 2018. Additionally, we received approval from the EU with respect to one of our principal patents, which has allowed us to seek registration for this patent in eighteen EU member states.

Our license agreement with Brookhaven, which is dated as of April 30, 2006 and which superseded a previous license agreement that was entered into in 2002, grants us an exclusive worldwide license, including the right to sublicense, to make, have made, use, and/or sell licensed products and practice the licensed process with respect to the medical application in humans of vigabatrin under certain patent rights. These rights are subject to the United States government’s rights to practice the licensed process for its own use. The purpose of this agreement is to permit us to commercialize products upon the receipt of government regulatory approval for the use of vigabatrin for the treatment of human drug addiction and addiction-related behavior. In exchange for such rights, we paid Brookhaven an initial fee of $50,000 and agreed to pay a fee of $100,000 in the year of NDA approval for CPP-109, $250,000 in each of the second and third years following approval, and $500,000 per year thereafter until the last patent expires. In addition, upon the filing of an NDA for CPP-109 and the approval of an NDA for CPP-109, we will become obligated to reimburse Brookhaven for certain expenses it incurs in connection with the filing, prosecution and maintenance of all patents and patent applications included in the patent rights we have licensed. We also have the right to enter into sub-license agreements, and if we do a royalty of 20% of any sub-license fees will be payable to Brookhaven.

We have also agreed to consult with Brookhaven on at least a quarterly basis with respect to drug development steps taken and progress made toward the objective of gaining marketing approval from the FDA for any licensed product from the beginning of our agreement through the date the FDA grants us its approval to sell any licensed product. We have also agreed to have in effect and maintain a liability insurance policy in an amount of at least $1,000,000 to cover claims arising out of the manufacture and use of licensed products and such policy shall designate Brookhaven as an additional insured. We have further agreed to increase and maintain, throughout the life of the agreement and for five years after its termination, liability insurance coverage in the amount of at least $5,000,000. Our agreement with Brookhaven expires simultaneously with the expiration of the last to expire patent it has licensed to us or upon our notice to Brookhaven terminating the agreement.

CPP-109 for addiction (project discontinuation)

Over the last ten years, we have been evaluating CPP-109 for the treatment of cocaine addiction. Over those years, we supported several investigator sponsored studies evaluating CPP-109 for the treatment of cocaine addiction. We also conducted two Phase II clinical trials and a Phase II proof-of-concept study evaluating the use of CPP-109 for the treatment of cocaine and methamphetamine addiction, respectively. Further, we were granted Fast Track status for CPP-109 from the FDA for the treatment of cocaine addiction.

Our most recent clinical trial of CPP-109 for addiction was a 207 patient, double-blind, placebo-controlled clinical trial evaluating the use of CPP-109 for the treatment of cocaine addiction (the Phase II(b) Trial) that we jointly conducted with the National Institute on Drug Abuse (NIDA). The Phase II(b) Trial was conducted pursuant to a Clinical Trial Agreement, dated April 13, 2010 (CTA), between us and NIDA. As part of the CTA, NIDA, under their agreement with the Veterans Administration Cooperative Studies Program (VA), provided substantial resources towards the completion of the Phase II(b) Trial. The Phase II(b) Trial was conducted at twelve leading addiction research facilities across the United States and was overseen by us, NIDA and the VA. On November 8, 2012, we announced top-line results from the Phase II(b) Trial. The data from the trial showed that CPP-109 did not meet the primary endpoint, that a significantly larger population of CPP-109 treated subjects than placebo-treated subjects were cocaine-free during the last two weeks of the treatment period (weeks 8 and 9). The data also showed that the two key secondary endpoints, a significantly larger increase in cocaine-negative urines and a significant decrease in the weekly fraction of use days in medication-treated subjects, were not met. The clinical trial did not reveal any unexpected adverse effects. We are still awaiting the remaining protocol-specified analyses for other secondary and exploratory clinical endpoints and safety data, which is expected to be completed during the second quarter of 2013 after all of the follow-up clinical data have been received and the trial data can be fully unblinded. Once we and NIDA have received and evaluated that data, we expect to meet with NIDA to determine next steps, if any, in the clinical development program for addiction. However, based on available data, we have determined to focus our available resources and efforts on the development of our other product candidates, and particularly, in the near term, on the development of Firdapse. While we expect to continue to support academic investigator studies of CPP-109 to treat addiction (by, for example, providing study drug, to the extent we continue to have product), we do not plan on expending further significant resources on the development of CPP-109 for addiction.

CPP-109 for the treatment of Tourette Syndrome and related license agreement

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

We are currently providing CPP-109 and financial support for a small Phase I/II study being undertaken at Mt. Sinai School of Medicine in New York to evaluate the use of CPP-109 in treating patients with refractory Tourette Syndrome. This is a 6-10 patient, open-label study from which, based on currently available information, we expect results during the fourth quarter of 2013. If the trial results show evidence of reduced numbers of tics, we hope to develop CPP-109 and/or CPP-115 for this indication.

Tourette Syndrome is a psychiatric disorder which usually has its onset in children or adolescents. Tourette Syndrome is generally defined by multiple motor and vocal tics lasting for more than one year. The first symptoms are usually involuntary movements (tics) of the face, arms, limbs, or trunks, and are frequent, repetitive and rapid. The most common first symptom is a facial tic (for example, eye blinking) and is replaced or added to by other tics of the neck, trunk, and limbs. There can also be verbal tics that occur with the movements, including vocalizations such as grunting, throat clearing, shouting, and barking.

Tourette Syndrome is generally treated by a combination of therapy and psychiatric medication. Tics can be treated with medications such as clonidine (Catapres®), haloperidol (Haldol®), pimazide (Orap®), or fluphenazine (Prolixin®). Medications used to treat Obsessive Compulsive Disorder can also be used, such as clomipramine (Anafranil®), fluoxetine (Prozac®) and sertraline (Zoloft®), as well as stimulants used to treat ADHD, a disorder commonly comorbid with Tourette Syndrome, such as methylphenidate (Ritalin®), pemoline (Cylert®) and dextroamphetamine (Dexadrine®).

Other Clinical Trials of CPP-109 being undertaken by others

A team of researchers led by Kyle M. Kampman, M.D., Associate Professor of Psychiatry at the Veteran’s Administration Medical Center Department: Psychiatry (affiliated with the University of Pennsylvania School of Medicine’s Treatment Research Center) are conducting a randomized, double-blind placebo-controlled study targeted to enroll 60 cocaine and alcohol co-dependent subjects. Subjects are receiving either CPP-109 (vigabatrin) or matching placebo, in addition to weekly counseling for eight weeks. The primary outcome measures are cocaine abstinence confirmed by twice weekly urine drug screens and alcohol abstinence measured by self-report. Recruitment is targeted to be completed in 12 months. NIDA is providing the majority of funding for this study as part of a pilot trial program included in a P50 center grant. The goal of this pilot project is to rapidly screen medications for the treatment of comorbid alcohol and cocaine dependence in small clinical trials. We have provided CPP-109 and matching placebo, and financial support to conduct eye-safety examinations to facilitate this study.

Intellectual Property Rights

Licensing and Patents

Protection of our intellectual property and proprietary technology is a strategic priority for our business. We rely on a combination of patent, trademark, copyright and trade secret laws along with institutional know-how and continuing technological advancement, to develop and maintain our competitive position. Our ability to protect and use our intellectual property rights in the future development and commercialization of our technologies and products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights, is crucial to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information. See Item 1A., “Risk Factors — Risks Related to Our Intellectual Property.”

Manufacturing and Supply

Firdapse

We have not yet entered into any contracts to manufacture the active pharmaceutical ingredient (API) sufficient to meet the needs of our ongoing Phase III clinical trial of Firdapse. Currently, we have enough stock on hand to meet the needs of our ongoing Phase III clinical trial through July of 2013, and we have ordered API from BioMarin sufficient to meet our needs through the end of 2013. We are currently in negotiations with BioMarin to supply API sufficient to complete the Phase III clinical trial. While we have not yet signed such an agreement to date, we believe that we will be able to sign such an agreement to allow us to continue providing sufficient API for our Phase III clinical trial.

If we are able to file an NDA for Firdapse, we plan to contract with a third-party manufacturer to supply us with the medication. Any NDA that we file for Firdapse will require a manufacturing plan. If the manufacturing plan and data are insufficient, the NDA will not be approved. Further, even if we receive approval of an NDA for Firdapse, if our manufacturer does not follow good manufacturing practices (cGMP), in the manufacture of our products, it may delay product launches or shipments or adversely affect our business.

Since we intend to contract with a third party to manufacture our products, if the FDA approves an NDA for Firdapse, our contract manufacturer will be required to comply with all applicable environmental laws and regulations that affect the manufacturing process. As a result, we do not believe that we will have any significant exposure to environmental issues.

CPP-115

We have entered into a contract to manufacture the API sufficient to meet the needs of our ongoing pre-clinical and clinical studies of CPP-115. While we have taken steps to ensure that the amount of API ordered under this contract is sufficient for our needs, there is no absolute assurance of this.

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

CPP-109

Consistent with our discontinuation of our efforts to further evaluate CPP-109 for addiction, we have begun to shut down our supply activities as well.

Sales and Marketing

We have not obtained regulatory approval for any of our product candidates and thus have not yet established a commercial organization or distribution capabilities. Due to the rare nature of LEMS and the lack of effective treatments, patients suffering from LEMS, together with their physicians, often have a high degree of organization and are well informed, which may simplify the identification of a target population for Firdapse if it is approved. We believe that, if approved for commercial sale, it will be possible to commercialize Firdapse with a relatively small specialty sales and marketing force that calls on the physicians, foundations and other patient-advocacy groups focused on Firdapse. Our current expectation is to commercialize Firdapse ourselves in the United States, and we plan to recruit a sales and marketing force and take other steps to establish the necessary commercial infrastructure at such time as we believe that Firdapse is approaching regulatory approval. However, we may also consider entering into arrangements with other pharmaceutical or biotechnology companies for the marketing and sale of Firdapse in the United States or in Canada or Mexico, where we have also licensed the product.

Competition

The pharmaceutical industry is intensely competitive, and any product candidate developed or licensed by us would likely compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of orphan diseases. Many of these organizations have substantially greater financial, technical, marketing and manufacturing resources than we have. Several of them have developed or are developing therapies that are used for the treatment of the same conditions that we are targeting. In addition, many of these competitors have substantially greater commercial infrastructure than we have.

LEMS is treated by treating the symptoms. Treatments include steroids, azathioprine and intravenous immunoglobulin, which work by suppressing the immune system, and pyridostigmine and Firdapse, which enhance neuromuscular transmission. Plasma exchange has also been used in an attempt to remove antibodies from the body. Neither Firdapse, nor any of the current treatments for LEMS, operate by treating the underlying disease. Firdapse allows the nerves to better transmit electrical impulses to the muscles through its mechanism as a voltage-dependent potassium channel blocker. One other aminopyridine, dalfampridine (4-AP) has been approved in the U.S. for marketing by another pharmaceutical company and is sold under the trade name Amprya®. However, this is for the treatment of fatigue associated with Multiple Sclerosis. Clinical testing regarding the role of dalfampridine in LEMS has suggested that it is less effective with a higher incidence of side effects when compared to amifampridine.

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

Our ability to compete will depend in large part upon:

•	our ability to complete clinical development and obtain regulatory approvals for our product candidates;

•	the efficacy, safety and reliability of our product candidates;

•	the timing and scope of regulatory approvals;

•	product acceptance by physicians and other health care providers;

•	protection of our proprietary rights and the level of generic competition;

•	the speed at which we develop product candidates;

•	our ability to supply commercial quantities of a product to the market;

•	our ability to obtain reimbursement from private or public insurance entities for product use in approved indications;

•	our ability to recruit and retain skilled employees; and

•	the availability of capital resources to fund development and commercialization activities, including the availability of funding from the federal government.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, record-keeping, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the United States.

In the United States, drugs are subject to rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations, as well as other federal and state statutes. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies according to the FDA’s good laboratory practice, or GLP, regulations;

•

submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and which must include approval by an institutional review board, or IRB, at each clinical site before the trials are initiated;

•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use conducted in compliance with federal regulations and good clinical practice, or CGP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors;

•	submission to, and acceptance by, the FDA of an NDA;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the pre-clinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

United States Drug Development Process

Once a pharmaceutical candidate is identified for development it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Prior to beginning human clinical trials, an IND sponsor must submit an IND to the FDA. The IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some pre-clinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the pre-clinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the trial lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30–day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of one or more qualified investigators in accordance with federal regulations and GCP.

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

Human clinical trials are typically conducted in three phases. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following, and may be sequential, or may overlap or be combined:

•

Phase I clinical trials involve the initial introduction of the drug into human subjects. These studies are designed to determine the safety of usually single doses of the compound and determine any dose limiting intolerance, as well as evidence of the metabolism and pharmacokinetics of the drug in humans.

•

Phase II clinical trials usually involve studies in a limited patient population to evaluate the safety and efficacy of the drug for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.

•

In Phase III, if a compound is found to be potentially effective and to have an acceptable safety profile in Phase II (or occasionally Phase I) studies, the Phase III studies will be conducted to further confirm clinical efficacy, optimal dosage and safety within an expanded population which may involve geographically diverse clinical trial sites. Generally, but not always, two adequate and well-controlled Phase III clinical trials are required by the FDA for approval of an NDA.

•

Phase IV clinical trials are studies required of or agreed to by a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. Failure to promptly conduct Phase IV clinical trials where necessary could result in withdrawal of approval for products approved under accelerated approval regulations.

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

United States Review and Approval Process

FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (currently exceeding $1,958,000), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to annual product and establishment user fees, currently exceeding $98,000 per product and $526,000 per establishment. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA will issue a complete response letter. The complete response letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even after submitting this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

Post-Approval Requirements and Consideration

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. As a condition of NDA approval, the FDA may also require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for the healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.

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

Other Regulatory Requirements

In addition to regulation by the FDA and certain state regulatory agencies, we are also subject to a variety of foreign regulations governing clinical trials and the marketing of other products. Outside of the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory agencies. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory agency is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The regulatory approval and oversight process in other countries includes all of the risks associated with regulation by the FDA and certain state regulatory agencies as described above.

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

Pharmaceutical Pricing and Reimbursement

In both U.S. and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as Medicare and Medicaid, managed care organizations, and private health insurers. Third party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with the availability of such studies, our products may be considered less safe, less effective or less cost-effective than alternative products, and third party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010. We anticipate that in the U.S., Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include:

•	controls on government-funded reimbursement for drugs;

•	controls on healthcare providers;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	reform of drug importation laws; and

•	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted may have a material adverse effect on our business prospects.

Orphan Drug Designation

Some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983 (ODA), the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, Orphan

Drug Designation must be requested before submitting an application for marketing approval. An Orphan Drug Designation does not shorten the duration of the regulatory review and approval process. The grant of an Orphan Drug Designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has been granted Orphan Drug Designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan drug exclusivity period, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven (7) years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug. An additional six (6) months of exclusivity may be granted to the sponsor of an NDA, if the sponsor conducted certain pediatric studies or studies of such product. This process is initiated by the FDA as a written request for pediatric studies that applies to the sponsor’s product. If the sponsor conducts qualifying studies and the studies are accepted by the FDA within the statutory timeframe, then an additional six months of pediatric exclusivity will attach to any other regulatory exclusivity or patient protection applicable to any drug product containing the same active moiety as the drug studied and for which the party submitting the studies holds the NDA.

The European Orphan Drug Regulation is considered for drugs intended to diagnose, prevent or treat a life-threatening or very serious condition afflicting five or fewer of 10,000 people in the EU, including compounds that for serious and chronic conditions would likely not be marketed without incentives due to low market return on the sponsor’s development investment. The medicinal product considered should be of significant benefit to those affected by the condition. Benefits of being granted Orphan Medicinal Product Designation are significant, including eight years of data exclusivity, two years of marketing exclusivity and a potential one-year extension of both. The EU Community and Member States may not accept or grant for ten years a new marketing authorization or application for another drug for the same therapeutic indication as the orphan drug, although the ten year period can be reduced to six years if, after the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of the marketing exclusivity. A supplementary protection certificate may extend the protection six months beyond patent expiration if that is later than the orphan drug exclusivity period. To apply for the supplementary protection, a pediatric investigation plan, or PIP, must be included in the market application. In Europe all drugs now seeking marketing authorization need to have a PIP agreed with the European Medicines Agency (EMA) before it can be approved, even if it is a drug being developed specifically for a pediatric indication. If a product is developed solely for use in the pediatric population, then a Pediatric Use Marketing Authorization, or PUMA, may provide eight years of data exclusivity and ten years of marketing exclusivity.

Priority Review

Under FDA policies, a drug candidate is eligible for priority review, or review within a six to eight-month time frame from the time a complete NDA is submitted, if the drug candidate is intended for the treatment, diagnosis or prevention of a serious or life-threatening condition, demonstrates the potential to address an unmet medical need, or provides a significant improvement compared to marketed drugs.

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

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of a Section 505(b)(2) application or an abbreviated new drug application (ANDA).

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA, but a third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternative path to FDA approval for new or improved formulations or new uses of previously approved products. A Section 505(b)(2) application allows the applicant to file an application where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain pre-clinical or clinical studies of the new product. However, the FDA may also require the Section 505(b)(2) applicant to perform additional studies or measurements to support the change from the approved product.

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

The ANDA and Section 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph 4 certification. If the applicant does not challenge the listed patents, the ANDA or Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA or Section 505(b)(2) applicant has provided a Paragraph 4 certification to the FDA, the applicant must also send notice of the Paragraph 4 certification to the NDA and patent holders once the applicant has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph 4 certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph 4 certification automatically prevents the FDA from approving the application until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA or Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years of marketing exclusivity following approval of a drug containing no previously approved active ingredients (or salts and esters thereof), during which ANDAs or Section 505(b)(2) applications that reference such a drug cannot be submitted unless the submission contains a Paragraph 4 challenge to a listed patent, in which case the submission may be made four years following the original product approval.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

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

As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act, or the PDMA, imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling, and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

Our Employees

As of April 1, 2013 we had six employees. We also utilize the services of consultants including our Chief Medical Officer and several members of our Scientific Advisory Board. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

Our Scientific Advisory Board

We rely on prominent scientists and physicians to advise us on the development of our drug candidates. All of our advisors are employed by organizations other than ours and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. Our Scientific Advisory Board currently consists of the following members:

•

Jonathan Brodie, PhD, MD, is the chairman of our Scientific Advisory Board and the Marvin Stern Professor of Psychiatry at New York University School of Medicine. Dr. Brodie completed his bachelor of science degree in chemistry as a Ford Foundation Scholar and his PhD in Physiological Chemistry (Organic Chemistry minor) at the University of Wisconsin-Madison. He was an NIH postdoctoral Fellow in Biochemistry at Scripps Clinic and Research Foundation and a tenured associate professor of Biochemistry at the School of Medicine at SUNY at Buffalo. He then received his MD degree at New York University School of Medicine and joined the faculty after completing his residency in psychiatry at NYU/Bellevue Medical Center. He is a member of the Promotions and Tenure Committee of the School of Medicine as well as a member of the Executive Advisory Committee of the General Clinical Research Center and the Protocol Review Committee of the Center for Advanced Brain Imaging (CABI) of Nathan Kline Institute. For 15 years, he was the NYU Director of the Brookhaven National Laboratory/NYUSOM collaboration investigating the use of positron emitters and PET in neuroscience and psychiatry. In addition, Dr. Brodie serves as a psychopharmacology preceptor to psychiatry residents. As a clinician, he treats patients in general issues of adult psychiatry including anxiety and depression.

•

Robert D. Fechtner, MD, is Professor of Ophthalmology and Director, of the Glaucoma Division, at the Institute of Ophthalmology and Visual Science New Jersey Medical School in Newark, New Jersey. Dr. Fechtner received his bachelor of science degree in biomedical science and his medical degree from the University of Michigan. He completed his residency at Albert Einstein College of Medicine in New York. A fellowship in glaucoma followed at the University of California, San Diego, under a National Research Service Award from the National Institutes of Health. Dr. Fechtner is the Executive Vice President of the World Glaucoma Association and has published more than 100 scientific articles and book chapters.

•

Eugene Laska, PhD, is a professor in the Department of Psychiatry at New York University and the Director of the Statistical Sciences and Epidemiology Division of the Nathan S. Kline Institute for Psychiatric Research. Dr. Laska is also the Director of the WHO Collaborating Center for Research and Training in Mental Health Program Management and has served as a consultant to several pharmaceutical companies both large and small with regard to biostatistics and clinical trial design.

•

Richard B. Silverman, Ph.D. is the John Evans Professor of Chemistry at Northwestern University. He is the inventor of Pfizer’s $4 billion/year Lyrica® (pregabalin), marketed worldwide for the treatment of epilepsy, neuropathic pain, fibromyalgia, and (in Europe) for generalized anxiety disorder. He has received numerous awards, most recently the 2011 E.B. Hershberg Award for Important Discoveries in Medicinally Active Substances from the American Chemical Society, the 2009 Perkin Medal, from the Society of Chemical Industry, and, in 2009, he was inducted into the American Chemical Society Medicinal Chemistry Hall of Fame; in 2011 he also was named a Fellow of the American Chemical Society. Dr. Silverman holds 44 patents, has published over 290 peer-reviewed articles and has written four books over his 35-year career in academia.

As a result of our recent acquisition of the North American rights for Firdapse, we plan to add one or more additional persons to our Scientific Advisory Board in the near future who will be able to advise on the development of Firdapse for LEMS or other neuromuscular diseases.

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

We are a development stage company and, as such, we have a limited operating history upon which you can evaluate our current business and our prospects. The likelihood of our future success must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a business without revenues, especially in the pharmaceutical industry, where failures of companies are common. We are subject to the risks inherent in the ownership and operation of a development stage company, including availability of capital, regulatory setbacks and delays, fluctuations in expenses, competition and government regulation. If we fail to address these risks and uncertainties our business, results of operations, financial condition and prospects would be adversely affected.

We have no products currently available and we have never had any products available for commercial sale.

We have had no revenues from product sales to date, currently have no products available for commercial sale, and have never had any products available for commercial sale. We expect to incur losses at least until we are in a position to commercialize Firdapse, which may not occur. Our net loss was $4,076,386 for the year ended December 31, 2012, and as of December 31, 2012 we had a deficit accumulated during the development stage of $42,179,003. We may never obtain approval of an NDA for any of our product candidates and we may never achieve profitability.

Our business will require additional capital.

Our business will require additional capital to meet our product development objectives. Based on currently available information, we estimate that we have sufficient working capital to support our operations through the first quarter of 2014. The expectations described above are based on current information available to us. If the cost of our ongoing studies are greater than we expect, our assumptions may not prove to be accurate. There can be no assurance as to the exact amount of the funding we will require or as to whether any such required funding will be available to us when it is required.

We plan to raise additional funds in the future through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations, governmental research grants or cost sharing arrangements with NIDA, the National Institute of Neurological Disorders and Stroke (NINDS) or other appropriate agencies that operate under the NIH umbrella, and/or other means. However, there is no assurance that any such grants will be made available, and if available, that we will qualify to receive any such grants. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations.

Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

If we are not the first to get approval for Firdapse for the treatment of LEMS, we may not be able to bring it to market.

In January of 2012, another pharmaceutical company began its own Phase II trial studying their own formulation of amifampridine for the treatment of LEMS. While there can be no assurance we believe that Firdapse is further along in development and as a result we expect that we will be in a position to file an NDA first for amifampridine phosphate. Under the Orphan Drug Act of 1983, the first pharmaceutical product to get approval for an indication receives the orphan exclusivity under the statute. If another pharmaceutical company is able to receive approval of an NDA for its formulation of amifampridine for the treatment of LEMS before we are able to receive approval of Firdapse for the same indication, we would be barred from marketing Firdapse in the United States during the seven-year orphan exclusivity period, which would have a severe adverse effect on our results of operations. In addition, if another company were to receive five-year new chemical entity exclusivity for amifampridine prior to approval of Firdapse, we would be barred from marketing Firdapse in the United States during this five-year exclusivity period.

The development of CPP-115 is at an early stage.

Our development of CPP-115 is at an early stage, and it is going to be several years before we are in a position to file an NDA for CPP-115, if our future clinical trials of this product are successful. Further, our ability to develop CPP-115 will be dependent on our having the resources to conduct the studies and trials that would be required. There can be no assurance that we will ever file an NDA for CPP-115.

Our business is subject to substantial competition.

The biotechnology and pharmaceutical industries are highly competitive. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approval of products and manufacturing and marketing products than we have. We compete against pharmaceutical companies that are developing or currently marketing therapies that will compete with our product candidates. In addition, we compete against biotechnology companies, universities, government agencies, and other research institutions in the development of pharmaceutical products. While we believe that our product candidates will offer advantages over many of the currently available competing therapies, our business could be negatively impacted if our competitors’ present or future offerings are more effective, safer or less expensive than ours, or more readily accepted by regulators, healthcare providers or third-party payers. For example, amifampridine, the active ingredient in Firdapse, has been available from compounding pharmacies for several years and will likely be available even if we are able to obtain FDA approval of Firdapse. Compounded amifampridine is expected to be substantially less expensive than Firdapse. The FDA Advisory Committee on Compounding, however, has previously issued a list of drugs which should not be compounded, and amifampridine was included on that list. Drugs that are not approved by FDA for the treatment of LEMS, such as dalfampridine, may nonetheless be prescribed by physicians for the treatment of LEMS. Further, if we are permitted to commence commercial sales of our product candidates, we may also compete with respect to manufacturing efficiency and marketing capabilities. For all of these reasons, we may not be able to compete successfully.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and/or sale of our pharmaceutical products. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of pharmaceutical products used in clinical trials or after FDA approval. Liability claims may be expensive to defend and may result in large judgments against us. We currently carry liability insurance with an aggregate annual coverage limit of $15,000,000 per claim and $15,000,000 in the aggregate, with a deductible of $10,000 per occurrence. Our insurance may not reimburse us for certain claims or the coverage may not be sufficient to cover claims made against

us. We cannot predict all of the possible harms or side effects that may result from the use of our current product candidates, or any potential future products we may acquire and use in clinical trials or after FDA approval and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

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

Risks Related to the Development of Our Drug Candidates

Our product development efforts may fail.

Development of our pharmaceutical product candidates is subject to risks of failure. For example:

•	Our product candidates may be found to be ineffective or unsafe, or fail to receive necessary regulatory approvals;

•	Our product candidates may not be economical to market or take substantially longer to obtain necessary regulatory approvals than anticipated; or

•	Competitors may market equivalent or superior products.

As a result, our product development activities may not result in any safe, effective and commercially viable products, and we may not be able to commercialize our products successfully. For example, for several years, we evaluated CPP-109 (our formulation of vigabatrin) for the treatment of cocaine addiction. However, CPP-109 recently failed to meet the primary and two key secondary endpoints in a Phase II(b) trial for cocaine addiction, and we are no longer pursuing the evaluation of CPP-109 for addiction. Further, our lead compound, Firdapse, is for a very rare condition for which there is no FDA-approved treatment. As such, the clinical development plan we are pursuing after consulting with FDA including the endpoint, protocol design, and statistical analysis plan, may not allow the FDA to conclude that our Phase III trial of Firdapse is adequate to establish the clinical benefit of the drug. In addition, FDA has indicated that additional data from published studies, and data from a patient registry, would be useful in establishing the safety of Firdapse but we may not be able to obtain that data in a form that is satisfactory to the Agency. Our failure to develop safe, effective, and/or commercially viable products would have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure can occur at any stage of our product development efforts.

We will only obtain regulatory approval to commercialize our product candidates if we can demonstrate to the satisfaction of the FDA (or the equivalent foreign regulatory authorities) in adequate and well-controlled clinical studies and trials that the drug is safe and effective for its intended use and that it otherwise meets approval requirements. As we have experienced in the past, a failure of one or more pre-clinical or clinical trials or studies can occur at any stage of product development. We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for, or commercializing our product candidates, including but not limited to:

•	regulators or IRBs may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

conditions may be imposed upon us by the FDA regarding the scope or design of our clinical trials, or we may be required to resubmit our clinical trial protocols to IRBs for reinspection due to changes in the regulatory environment;

•	the number of subjects required for our clinical trials may be larger, patient enrollment may take longer, or patients may drop out of our clinical trials at a higher rate than we anticipate;

•	we may have to suspend or terminate one or more of our clinical trials if we, regulators, or IRBs determine that the participants are being subjected to unreasonable health risks;

•	our third-party contractors, clinical investigators or contractual collaborators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•	our tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional testing; and

•	the costs of our pre-clinical and/or clinical trials may be greater than we anticipate.

We rely on third parties to conduct our pre-clinical studies and clinical studies and trials, and if they do not perform their obligations to us we may not be able to obtain approval for our product candidates.

We do not have the ability to conduct our pre-clinical studies and clinical studies and trials independently. We rely on academic institutions, governmental agencies, and third-party contract research organizations to assist us in designing, managing, monitoring and otherwise carrying out our studies and trials. Accordingly, we do not have control over the timing or other aspects of our studies and trials. If these third parties do not successfully carry out their duties, our studies, trials and our business may be materially adversely affected. While we believe that there are numerous third parties that can assist us with our studies and trials, if the third parties with which we contract do not perform, our product development efforts would likely be delayed by any such change, and our efforts would likely be more expensive.

If we conduct studies with other parties, we may not have control over all decisions associated with that trial. To the extent that we disagree with the other party on such issues as study design, study timing and the like, it could adversely affect our drug development plans.

Although we intend to rely on third parties to manage the data from these studies and trials, we are responsible for confirming that each of our studies and trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies will require us to comply with applicable regulations and standards, including GLP and GCP, for conducting, recording and reporting the results of such studies and trials to assure that the data and the results are credible and accurate and that the human study and trial participants are adequately protected. Our reliance on third parties does not relieve us of these obligations and requirements, and we may fail to obtain regulatory approval for our product candidates if these requirements are not met.

We will need to develop marketing, distribution and production capabilities or relationships to be successful.

In order to generate sales of any products we may develop, we must either acquire or develop an internal marketing force with technical expertise and with supporting documentation capabilities, or make arrangements with third parties to perform these services for us. The acquisition and development of a marketing and distribution infrastructure will require substantial resources and compete for available resources with our drug development efforts. To the extent that we enter into marketing and distribution arrangements with third parties, our revenues will depend on the efforts of others. If we fail to enter into such agreements, or if we fail to develop our own marketing and distribution channels, we would experience delays in product sales and incur increased costs.

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

Any manufacturing problem, natural disaster affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we will be reliant on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and result in lost sales. If our suppliers were to be unable to supply us with adequate supply of our product candidates, it could have a material adverse effect on our ability to commercialize our product candidates.

We may not be able to sufficiently scale-up manufacturing of our product candidates

To date, our product candidates have been manufactured in small quantities for pre-clinical studies and clinical trials. In order to conduct larger trials for a product candidate and for commercialization of the resulting drug product if that product candidate is approved for sale, we will need to manufacture in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our product candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed or there may be a shortage in supply, which could significantly harm our business.

We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

If we are successful in obtaining approval to commercialize Firdapse or any of our other product candidates, we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. We currently have six employees and conduct much of our operations through outsourcing arrangements. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

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

Sales of pharmaceutical products in the United States depend largely on reimbursement of patients’ costs by private insurers, government health care programs including Medicare and Medicaid, and other organizations. These third-party payers control healthcare costs by limiting both coverage and the level of reimbursement for healthcare products. In particular, the rising costs of pharmaceutical products are a subject of considerable attention and debate. Third-party payers are increasingly altering reimbursement levels and challenging the price and cost-effectiveness of pharmaceutical products. The reimbursement status of newly approved pharmaceutical products in particular is generally uncertain. The levels at which government authorities and private health insurers reimburse physicians or patients for the price they pay for any products we may develop could affect the extent to which we are able to commercialize our products successfully.

Risks Related to Government Regulation

We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our product candidates. The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize our product candidates.

We do not currently have any products that have been approved for commercialization. We will not be able to commercialize our products until we have obtained the requisite regulatory approvals from applicable governmental authorities. To obtain regulatory approval of a product candidate, we must demonstrate to the satisfaction of the applicable regulatory agency that such product candidate is safe and effective for its intended uses. The type and magnitude of the testing required for regulatory approval varies depending on the product candidate and the disease or condition for which it is being developed. In addition, in the U.S. we must show that the facilities used to manufacture our product candidate are in compliance with cGMP. We will also have to meet similar regulations in any foreign country where we may seek to commercialize our product candidates. In general, these requirements mandate that manufacturers follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. The process of obtaining regulatory approvals typically takes several years and requires the expenditure of substantial capital and other resources. Despite the time, expense and resources invested by us in the approval process, we may not be able to demonstrate that our product candidates are safe and effective, in which event we would not receive the regulatory approvals required to market them.

The FDA and other regulatory authorities generally approve products for particular indications. Our product candidates may not be approved for any or all of the indications that we request, which would limit the indications for which we can promote it and adversely impact our ability to generate revenues. We may be required to conduct costly, post-marketing follow-up studies if FDA requests additional information.

The FDA and other regulatory bodies must approve trade names for products. The FDA typically conducts a thorough review of a proposed trade name, including an evaluation of potential confusion with other trade names. We have not submitted a request for FDA approval of the trade name Firdapse. We may be required to submit an alternate trade name for FDA review, which could delay our ability to market the product.

If our pre-clinical studies or our clinical studies and trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.

Before we can obtain regulatory approval for the sale of our product candidates, we may have to conduct, at our own expense, pre-clinical tests in animals in order to support the safety of our product candidates. Pre-clinical testing is expensive, difficult to design and implement, can take several years to complete and is uncertain as to outcome. Our pre-clinical tests may produce negative or inconclusive results, and on the basis of such results, we may decide, or regulators may require us, to halt ongoing clinical trials or conduct additional pre-clinical testing.

We are in the process of conducting a Phase III clinical trial for Firdapse and are currently planning, subject to the availability of funding, further clinical trials for CPP-115. Even if the results of our clinical trials are promising, Firdapse may subsequently fail to meet the safety and efficacy standards required to obtain regulatory approvals. Future clinical trials for Firdapse or CPP-115 may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the start of the trial, an inability to recruit clinical trial participants at the expected rate, failure to demonstrate safety and efficacy, unforeseen safety issues, or unforeseen governmental or regulatory delays.

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

In other countries where Firdapse, CPP-115 or any other product we develop or license may be marketed, we will also be subject to regulatory requirements governing human clinical studies, trials and marketing approval for drugs. The requirements governing the conduct of clinical studies, trials, product licensing, pricing and reimbursement varies widely from country to country.

We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.

We may encounter difficulties in our current and future clinical studies and trials recruiting patients, particularly since the conditions we are studying are rare conditions. We compete for study and trial subjects with others conducting clinical trials testing other treatments for the indications we are studying for our product candidates. Further, unrelated third parties and investigators in the academic community have expressed interest in testing our product candidates. If these third-party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.

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

If we rely on a sole source of supply to manufacture our products we could be impacted by the viability of our supplier.

We intend to attempt to source our products from more than one supplier. We also intend to enter into contracts with any supplier of our products to contractually obligate them to meet our requirements. However, if we are reliant on a single supplier and that supplier cannot or will not meet our requirements (for whatever reason), our business could be adversely impacted.

Even if we obtain regulatory approvals, our drug candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign regulations, we could lose those approvals, and our business would be severely harmed.

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

As a condition of NDA approval for some of our products, the FDA may require a REMS to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. For example, approved versions of vigabatrin, the active moiety in our CPP-109 product (which operates by the same mechanism of action as our CPP-115 product) were approved with an FDA-mandated REMS program due to the risks of visual field damage and are only available through a special restricted distribution program approved by the FDA. If any of our products were to be approved with a REMS, the potential market and profitability of the drug could be materially affected.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our relationship and license agreements, and we rely upon the patent rights granted to us pursuant to the license agreements.

All of our patent rights for Firdapse are derived from our license agreement with BioMarin. Pursuant to this license agreement, we have licensed rights under BioMarin’s Firdapse patent in the United States, which expire in 2022. See Item 1. “Business — Firdapse” for more information about our license with BioMarin for Firdapse. We may lose our rights to these patents and patent applications if we breach our obligations under the license agreement, including, without limitation, our financial obligations to BioMarin. If we violate or fail to perform any term or covenant of the license agreement, BioMarin may terminate the license agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the license agreement, whether by us or by BioMarin, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the license agreement, we would not be able to commercialize Firdapse, and our business, results of operations, financial condition and prospects would be materially adversely affected.

All of our patent rights for CPP-115 are derived from our license agreement with Northwestern. Pursuant to this license agreement, we have exclusive worldwide rights to two patents in the United States. These were filed and obtained by Northwestern relating to compositions of matter for a class of molecules, including CPP-115. Both patents expire in 2023. Additionally, we have licensed rights from Northwestern to a pending patent for derivatives of vigabatrin that are unrelated to CPP-115. See “Business — CPP-115” for more information about our license with Northwestern and our licensed patents and patent applications. These rights are subject to the right of Northwestern, under limited circumstances, to practice the covered inventions for or on its own behalf for research. We may lose our rights to these patents and patent applications if we breach our obligations under the license agreement, including, without limitation, our financial obligations, including milestone payments, to Northwestern. If we violate or fail to perform any term or covenant of the license agreement, Northwestern may terminate the license agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the license agreement, whether by us or by Northwestern, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the license agreement, we would not be able to commercialize CPP-115, and our business, results of operations, financial condition and prospects would be materially adversely affected.

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

All of our patent rights for CPP-109 are derived from our license agreement with Brookhaven. Pursuant to this license agreement, we have licensed rights under nine patents in the United States, and have broad foreign filings in major international markets, that were filed and obtained by Brookhaven relating to the use of vigabatrin for a range of indications, including the treatment of a wide variety of substance addictions. The nine issued patents expire between 2018 and 2023, with the principal patents expiring in 2018. We also have the right to future patents obtained by Brookhaven relating to the use of vigabatrin in treating addiction. See Item 1. “Business — Licensing and Patents” for more information about our license with Brookhaven and our licensed patents and patent applications. These rights are subject to the right of the U.S. government, under limited circumstances, to practice the covered inventions for or on its own behalf. We may lose our rights to these patents and patent applications if we breach our obligations under the license agreement, including, without limitation, our financial obligations to Brookhaven. If we violate or fail to perform any term or covenant of the license agreement, Brookhaven may terminate the license agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the license agreement, whether by us or by Brookhaven, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the license agreement, we would not be able to commercialize CPP-109, which could have a material adverse effect on our business.

If we obtain approval to market Firdapse, CPP-115 or CPP-109, our commercial success will depend in large part on our ability to use patents, especially those licensed to us by BioMarin, Northwestern and Brookhaven, respectively, to exclude others from competing with us. The patent position of emerging pharmaceutical companies like us can be highly uncertain and involve complex legal and technical issues. Until our licensed patents are interpreted by a court, either because we have sought to enforce them against a competitor or because a competitor has preemptively challenged them, we will not know the breadth of protection that they will afford us. Our patents may not contain claims sufficiently broad to prevent others from practicing our technologies or marketing competing products. Third parties may intentionally design around our patents so as to compete with us without infringing our patents. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability, and so our patents may be invalidated or rendered unenforceable if challenged by others. Third parties may intentionally attempt to design around our patents so as to compete with us without infringing our patents. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability, and so our patents may be invalidated or rendered unenforceable if challenged by others.

As a result of the foregoing factors, we cannot be certain how much protection from competition patent rights will provide us.

We rely on third parties to conduct our pre-clinical studies and our clinical studies and trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.

We do not currently have the ability to independently conduct pre-clinical studies or clinical studies and trials for our drug candidates, and we rely on third parties such as governmental and third-party contract research organizations, medical institutions and clinical investigators, to conduct such studies and trials. Our reliance on third parties for development activities reduces our control over these activities. These third parties may not complete activities on schedule, or may not conduct our pre-clinical studies and our clinical studies and trials in accordance with regulatory requirements or our study design. To date, the parties with which we are working have performed well, and we have no reason to believe they will not continue to do such work in the future. However, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of other parties with which we could engage to continue these activities, it may cause a delay in the affected study or trial and/or increase the cost of such study or trial. Accordingly, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

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

We are highly dependent on our officers, on our Board of Directors and on our scientific advisors. The loss of the services of any of these individuals could significantly impede the achievement of our scientific and business objectives. Other than an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer with respect to his services, and the consulting agreement we have with our medical director and with several of our scientific advisors, we have no employment or retention agreements with our officers, directors or scientific advisors. If we lose the services of any of our existing officers, directors or scientific advisors, or if we were unable to recruit qualified replacements on a timely basis for persons who leave our employ, our efforts to develop our product candidates might be significantly delayed. We do not carry key-man insurance on any of our personnel.

We have relationships with our scientific advisers and collaborators at academic and other institutions. Such individuals are employed by entities other than us and may have commitments to, or consulting advisory contracts with, such entities that may limit their availability to us. Although each scientific advisor and collaborator has agreed not to perform services for another person or entity that would create an appearance of a conflict of interest, conflicts may arise from the work in which other scientific advisers and/or collaborators are involved.

The trading price of the shares of our common stock could be highly volatile.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for early-stage pharmaceutical companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	developments concerning our clinical studies and trials and our pre-clinical studies;

•	announcements of product development successes and failures by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	adverse changes in the abilities of our third party manufacturers to provide drug or product in a timely manner or to meet FDA requirements;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses (particularly our licenses from BioMarin and Northwestern), research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	changes in the market valuations of similar companies;

•	changes in pharmaceutical company regulations or reimbursements as a result of healthcare reform or other legislation;

•	changes in economic conditions; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.

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

We may lose our listing on the NASDAQ Capital Market, which could further adversely affect the market price of our common stock.

On December 24, 2012, we received a staff deficiency letter from The Nasdaq Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Nasdaq Listing Rules (the Rules) require listed securities to maintain a minimum bid price of $1.00 per share and, based on the closing bid prices for the last 30 consecutive business days, our company no longer meets that requirement. This notification had no immediate effect on the listing of our common stock on the NASDAQ Capital Market or on the trading of our common stock.

Under the Rules, we have a grace period until June 24, 2013 to regain compliance. If at any time within the grace period our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Stock Market will provide us with a written confirmation of compliance and the matter will be closed. In the event we do not regain compliance with the Rule prior to the expiration of the grace period, we may request a hearing from a Nasdaq Listing Qualifications Panel, which will stay the delisting and allow us to present our plan to regain compliance. In addition, we may also be eligible for an additional 180-day grace period if at such time we meet the initial listing standards for listing on the Nasdaq Capital Market, with the exception of the bid price requirement.

While there can be no assurance, we believe that we will be able to regain compliance with the Rules within the allotted grace period.

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

On September 20, 2011, our Board of Directors approved the adoption of a stockholder rights plan. The rights plan was implemented through our entry into a rights agreement with Continental Stock Transfer & Trust Company, as rights agent, and the declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a Right) for each outstanding share of our common stock. The dividend was paid on October 7, 2011 to holders of record as of that date. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 17.5% or more of our common stock (or, in the case of a person who beneficially owned 17.5% or more of our common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of our common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in beneficial ownership by a person of 17.5% or more of our common stock. The rights will expire on September 20, 2016, unless the rights are earlier redeemed or exchanged.

The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that shareholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

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

As of April 1, 2013 we had 41,420,687 shares of our common stock outstanding, of which 5,647,609 shares were held by our officers and directors. We also had outstanding: (i) common stock purchase warrants to purchase an aggregate of 8,710,870 additional shares of our common stock at exercise prices ranging from $1.04 to $2.08 per share, and (ii) stock options to purchase an aggregate of 3,656,535 shares at exercise prices ranging from $0.47 to $6.00 per share (3,013,200 of which are currently exercisable). Sales of restricted shares or shares underlying stock options and common stock purchase warrants, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Our Board of Directors has the ability to issue “blank check” preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by our Board of Directors. As of April 1, 2013, 500,000 shares had been designated as Series A Junior participating preferred stock and 11,500 shares had been designated as Series B preferred stock, none of which are issued and outstanding. Our board of directors is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, pursuant to our stockholder rights plan. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently operate our business in leased office space in Coral Gables, Florida. We pay annual rent on our office space of approximately $72,000.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol CPRX. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq Capital Market for the periods indicated.

	High	Low

Year Ended December 31, 2011
First Quarter	$1.38	$1.05
Second Quarter	$1.93	$1.10
Third Quarter	$1.82	$1.07
Fourth Quarter	$1.46	$0.96

Year Ended December 31, 2012
First Quarter	$1.34	$1.05
Second Quarter	$1.11	$0.53
Third Quarter	$1.99	$0.53
Fourth Quarter	$1.71	$0.39

Year ended December 31, 2013
First Quarter (through March 28, 2013)	$0.59	$0.43

The closing sale price for the common stock on March 28, 2013 was $0.49. As of March 28, 2013, there were approximately 51 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others.

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

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock since December 31, 2007 to three indices: the Russell Microcap Index, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2007. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2012, 2011, 2010 and for the cumulative period from inception (January 4, 2002) through December 31, 2012, and the balance sheet data as of December 31, 2012 and 2011, have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2009 and 2008 and the selected balance sheet data at December 31, 2010, 2009 and 2008 have been derived from financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008	Cumulative period from inception (January 4, 2002) through December 31, 2012
Statement of Operations Data:

Revenues — government grant	$—	$—	$488,958	$—	$—	$488,958

Operating costs and expenses:
Research and development	2,659,597	3,383,965	2,306,781	5,097,440	8,710,441	28,303,305
General and administrative	2,561,543	2,698,174	2,206,358	2,177,954	2,183,504	16,667,291

Total operating cost and expenses	5,221,140	6,082,139	4,513,139	7,275,394	10,893,945	44,970,596

Loss from operations	(5,221,140)	(6,082,139)	(4,024,181)	(7,275,394)	(10,893,945)	(44,481,638)

Interest income	14,976	10,985	17,858	33,466	329,348	1,492,765
Change in fair value of warrants liability	1,129,778	(319,908)	—	—	—	809,870

Loss before income taxes	(4,076,386)	(6,391,062)	(4,006,323)	(7,241,928)	(10,564,597)	(42,179,003)
Provision for income taxes	—	—	—	—	—	—

Net loss	$(4,076,386)	$(6,391,062)	$(4,006,323)	$(7,241,928)	$(10,564,597)	$(42,179,003)

Net loss per share — basic and diluted	$(0.14)	$(0.29)	$(0.22)	$(0.48)	$(0.81)

Weighted average shares outstanding — basic and diluted	30,033,108	21,728,292	18,580,223	15,066,799	13,013,041

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:

Cash and cash equivalents, certificates of deposit and short-term investments	$15,417,208	$6,029,067	$5,475,158	$7,779,277	$11,766,629
Working capital	15,080,013	5,394,382	5,476,443	7,593,272	10,485,039
Total assets	16,789,245	6,249,257	5,831,488	7,966,382	12,032,968
Warrants liability	498,587	1,645,240	—	—	—
Total liabilities	2,167,130	2,488,559	313,709	348,522	1,472,753
Stockholders’ equity	14,622,115	3,760,698	5,517,779	7,617,860	10,560,215

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•

Overview. This section provides a general description of our business and information about our business that we believe is important in understanding our financial condition and results of operations.

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

Overview

We are a development-stage specialty pharmaceutical company focused on the development and commercialization of novel prescription drugs targeting (rare) orphan neuromuscular and neurological diseases and disorders. We currently have three pharmaceutical products in development:

•

Firdapse™. In October 2012, we licensed the North American rights to Firdapse™, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine-phosphate, from BioMarin Pharmaceutical Inc. (“BioMarin”). As part of our agreements with BioMarin, we are currently taking over the sponsorship of their ongoing Phase III clinical trial evaluating Firdapse for the treatment of Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. The trial is designed as a randomized double-blind, placebo-controlled discontinuation study followed by an open-label extension period in approximately 30-patients across seven sites in the United States and Europe. We expect to add up to an additional 20 sites in the United States, Canada, South America and Europe in the near future. We hope to have the top-line results from the double-blind portion of this Phase III trial during the second quarter of 2014. Amifampridine phosphate has been granted Orphan Drug Designation by the U.S.

Food & Drug Administration, or FDA, for the treatment of LEMS, making us eligible to be granted a seven-year marketing exclusivity if we are the first pharmaceutical company to obtain approval of an NDA for our formulation. We also hope to evaluate Firdapse for the treatment of other CNS orphan indications such as Congenital Myasthenic Syndrome and Myasthenia Gravis.

•

CPP-115. We are in the early stages of developing CPP-115, a GABA aminotransferase inhibitor that, based on our pre-clinical studies to date, we believe is a more potent form of vigabatrin, but may have fewer side effects (e.g., visual field defects, or VFDs) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected central nervous disease indications. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or EU, for West’s syndrome (a form of infantile spasms).

•

CPP-109. For several years, we evaluated CPP-109 (our formulation of vigabatrin, another GABA aminotransferase inhibitor) for the treatment of cocaine addiction. However, CPP-109 recently failed to meet the primary and two key secondary endpoints in a Phase II(b) trial for cocaine addiction. As a result, we are no longer focusing our efforts on evaluating CPP-109 for addiction. An academic investigator proof-of-concept study evaluating the use of CPP-109 for the treatment of Tourette Syndrome is currently ongoing and, if the results of that study are successful, we will likely seek to develop CPP-109 (and/or CPP-115, which has the same mechanism of action as CPP-109), for this indication.

Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funding to support our operations through the first quarter of 2014. However, we will require additional funding to support our operations beyond the first quarter of 2014. There can be no assurance that we will obtain additional funding or that we will ever be in a position to commercialize any of our product candidates. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of presentation

Revenues — government grant

We are a development stage company and have no revenues from product sales to date. We will not have revenues from product sales until such time as we receive approval of our product candidates, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.

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

Research and development expenses

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as occasional support for selected investigator-sponsored research. The major components of research and development costs include pre-clinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109, CPP-115 and Firdapse, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.

Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of subjects, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to pre-clinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Pre-clinical and clinical study and trial activities require significant up front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

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

Warrants Liability

We issued warrants to purchase shares of our common stock as part of the equity financing completed in October 2011. In accordance with U.S. generally accepted accounting principles, we have recorded the fair value of the warrants as a liability in the accompanying balance sheets at December 31, 2012 and 2011 using a Black-Scholes option-pricing model. We will remeasure the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Income taxes

We have incurred operating losses since inception. As of December 31, 2012 and 2011, we had net operating loss carryforwards of approximately $22,997,000 and $19,980,000, respectively. Our net deferred tax asset has a 100% valuation allowance as of December 31, 2012 and 2011, as we believe it is more likely than not that the deferred tax asset will not be realized. The net operating loss carry-forwards will expire at various dates beginning 2023 through 2032. If an ownership change, as defined under Internal Revenue Code 382, occurs, the use of these carry-forwards may be subject to limitations.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements which we anticipate will have a significant impact on our financial statements.

Results of Operations

Years Ended December 31, 2012 and 2011

Revenues

We had no revenues for the year ended December 31, 2012 or 2011. A Section 48D government grant awarded to us in 2011 was partially paid in the first quarter of 2011. Such grant was accounted for in 2010.

Research and Development Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses

2012	$2,659,597	(21.4%)	50.9%
2011	$3,383,965	46.7%	55.6%

Our expenses, excluding stock-based compensation, for research and development for the year ended December 31, 2012 decreased compared to amounts expended in the same period in 2011. During 2012, we concluded our Phase II(b) trial evaluating CPP-109 for the treatment of cocaine addiction that was initiated in the fourth quarter of 2010, performed pre-clinical testing for CPP-115, concluded our Phase I(a) trial for CPP-115 and began a Phase III trial for Firdapse. We expect that research and development expenses will increase substantially in 2013 as we continue the research and development activities described in Part I of this Form 10-K.

In our research and development activities for 2012 and 2011, we recorded stock-based compensation relating to the value of stock options granted to certain employees and non-employees. The amount of stock-based compensation recorded in 2012 and 2011 relating to our research and development activities was $100,221 and $111,283, respectively. The weighted-average grant-date fair value of the stock options granted in 2012 and 2011 was $0.32 and $0.79, respectively.

Selling and Marketing Expenses

We had no selling and marketing expenses during 2012 and 2011. We anticipate that we will begin to incur sales and marketing expenses when we file NDA’s for our product candidates, in order to develop a sales organization to market products we may develop upon the receipt of required approvals.

General and Administrative Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses

2012	$2,561,543	(5.1%)	49.1%
2011	$2,698,174	22.3%	44.4%

General and administrative expenses include, among other expenses, office expenses, legal, accounting and consulting fees and travel expenses for our administrative employees, consultants and members of our Board. Included in general and administrative expenses in the years 2012 and 2011 was stock-based compensation of $239,818 and $305,452, respectively. The decrease in general and administrative expenses for the year ended December 31, 2012 when compared to the same period in 2011 is primarily due to decreases in payroll expense, as we accrued severance related to a separation during 2011, director compensation, travel expenses and stock-based compensation expense partially offset by increases in professional fees. We expect general and administrative cost to remain relatively stable in future periods as we continue the monitoring and oversight of our research and development activities.

Stock-Based Compensation

We issued stock options to several of our employees, directors, and consultants in 2012 and 2011. Total stock-based compensation expense for the years ended December 31, 2012 and 2011 was $340,039 and $416,735, respectively.

Change in fair value of warrants liability

In connection with the October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and was estimated at $0.5 million and $1.6 million at December 31, 2012 and 2011, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrant liability in the statements of operations. For the years ended December 31, 2012 and 2011, we recognized a gain of $1,129,778 and a loss of $319,908, respectively, due to the change in the fair value of the warrants liability. The gain during 2012 was principally a result of the decrease in our stock price between December 31, 2011 and December 31, 2012, and the loss during 2011 was principally a result of the increase of our stock price between the closing date of the equity offering and December 31, 2011. We believe that future changes in the fair value of the warrants liability will be due primarily to future fluctuations in the value of our common stock.

Interest Income

We reported interest income in all periods relating to our investment of funds received from offerings of our securities. The increased in interest income for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due to higher average investment balances from the proceeds of our registered direct offerings, partially offset by lower interest rates. These proceeds were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes

We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss

Our net loss was $4,076,386 in the year ended December 31, 2012 ($0.14 per basic and diluted share) as compared to $6,391,062 in the year ended December 31, 2011 ($0.29 per basic and diluted share).

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

Our expenses, excluding stock-based compensation, for research and development for the year ended December 31, 2011 increased compared to amounts expended in the same period in 2010. During 2011, we continued our Phase II(b) trial evaluating CPP-109 for the treatment of cocaine addiction, which was initiated in the fourth quarter of 2010, performed pre-clinical testing for CPP-115, and began our Phase I(a) trial for CPP-115.

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

Included in general and administrative expenses in the years 2011 and 2010 was stock-based compensation of $305,452 and $270,352, respectively. General and administrative expenses include, among other expenses, office expenses, legal, accounting and consulting fees and travel expenses for our administrative employees, consultants and members of our Board. The increase in general and administrative expenses for the year ended December 31, 2011 when compared to the same period in 2010 is primarily due to increases in payroll expense, as we accrued severance related to a separation during 2011, director compensation, travel expenses and stock-based compensation expense offset by decreases in professional fees.

Stock-Based Compensation

We issued stock options to several of our employees, directors, and consultants in 2011 and 2010. Total stock-based compensation expense for the years ended December 31, 2011 and 2010 was $416,735 and $450,089, respectively.

Change in fair value of warrants liability

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and was estimated at $1.6 million and $1.3 million at December 31, 2011 and at the closing date of the October 2011 offering, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrant liability in the statements of operations. For the year ended December 31, 2011, we recognized a loss of $319,908 due to the change in the fair value of the warrants liability. The loss during 2011 was principally a result of the increase of our stock price between the closing date of the equity offering and December 31, 2011.

Interest Income

We reported interest income in all periods relating to our investment of funds received from our registered direct offerings. The decrease in interest income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to lower interest rates and lower average investment balances as the proceeds from our securities offerings were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations.

Income taxes

We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss

Our net loss was $6,391,062 in the year ended December 31, 2011 ($0.29 per basic and diluted share), as compared to $4,006,323 in the year ended December 31, 2010 ($0.22 per basic and diluted share).

Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital and pre-clinical and clinical testing of our product candidates. We have historically funded all of our requirements from equity issuances, government grants, and an investment by a strategic purchaser.

At December 31, 2012, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $15,417,208 and working capital of $15,080,013, as compared to cash and cash equivalents of $6,029,067 and working capital of $5,394,382 at December 31, 2011. At December 31, 2012 substantially all of our cash and cash equivalents were deposited with two financial institutions and our short-term investments were invested in certificates of deposit and a high-quality short-term bond fund. Throughout 2012, we periodically had cash balances at certain financial institutions in excess of federally insured limits.

We have to date incurred operating losses, and we expect these losses to increase substantially in the future as we expand our product development programs and prepare for the commercialization of our product candidates. We anticipate using current cash on hand to finance these activities. It will likely take several years to obtain the necessary regulatory approvals to commercialize one or more of our product candidates in the United States.

We currently believe that we have sufficient cash resources to support our operations through the first quarter of 2014. These expectations are based on current information available to us. If our costs are greater than we expect, our assumptions may not prove to be accurate.

At the present time, we will require additional funding for future studies or trials and to pay future milestone payments that we may be obligated to make. We will also require additional working capital to support our operations beyond the first quarter of 2014. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

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

We hope to raise additional funds to support our product development activities and working capital requirements through public or private equity offerings, corporate collaborations or other means. We also intend to seek governmental grants for a portion of the required funding for our clinical trials and pre-clinical trials. We may also seek to raise capital to fund additional product development efforts even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

On May 24, 2012, we sold 6,000,000 shares of our common stock together with common stock purchase warrants to purchase 6,000,000 shares of our common stock at a price of $0.80 per share and corresponding warrant. These securities were issued pursuant to a Form S-1 registration statement that became effective on May 23, 2012 (File No. 333–180617). We received gross proceeds of approximately $4.8 million from this offering, before underwriting commission and other expenses totaling approximately $795,000. The warrants issued in this offering expire five years from their date of issuance and have an exercise price of $1.04 per share.

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

To date we have completed three underwritten public offerings under our 2010 shelf registration statement:

•	On March 8, 2011, we raised net proceeds of approximately $2.2 million from the sale of 2,259,943 shares of our common stock;

•

On October 28, 2011, we raised net proceeds of approximately $3.2 million from the sale of 3,046,740 shares of our common stock and five-year warrants to purchase 1,523,370 shares of our common stock at an exercise price of $1.30 per share; and

•

On August 28, 2012 we raised net proceeds of approximately $5.5 million from the sale of 4,000,000 shares of our common stock and five-year warrants to purchase 1,200,000 shares of our common stock at an exercise price of $2.08 per share.

On June 2, 2008, we filed a shelf registration statement with the SEC to sell up to $30 million of common stock. This shelf registration was declared effective by the SEC on June 26, 2008. We completed three registered direct public offerings to institutional investors under this shelf registration statement:

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

Contractual obligations and arrangements

As of December 31, 2012, we had the following contractual obligations. Further, we may owe in the future certain milestone or royalty payment obligations (as described below). Since we are not currently able to determine when or if these milestones will be achieved, or when or if the events triggering payment of the obligations will occur, they are not included in the following table.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$344,407	$66,232	$138,150	$140,025	$—
License obligations	150,000	—	150,000	—	—

Total	$494,407	$66,232	$288,150	$140,025	$—

We have entered into the following contractual arrangements:

•

Payments to BioMarin and others under our license agreement. We have agreed: (i) to pay BioMarin certain royalty payments based on our net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed to us certain royalty payments based on our net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse for the treatment of LEMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin if such studies are required as a condition for approval of the product by the FDA. However, no such payments will be due until we have filed an NDA for Firdapse.

•

Payments for Firdapse development. Based on current available information, we estimate that the total product development costs for Firdapse, excluding third-party milestone payments, will be approximately $20 million. At December 31, 2012, we had paid approximately $100,000 of this amount and had prepaid research fees of approximately $1.1 million, accounts payable of approximately $1.2 million and accrued liabilities of approximately $87,000 in the accompanying balance sheet in connection with related agreements. Under our license agreement with BioMarin, we are obligated to spend at least $5 million in connection with the Phase III trial of Firdapse during the two years following the date of the license agreement (October 26, 2012). We currently expect that we will spend more than $5 million on the Phase III trial during 2013.

•

Payments to Northwestern under our license agreement. Under our license agreement with Northwestern, we have paid to date $241,590, had accrued liabilities of $15,000, at December 31, 2012 in the accompanying balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $150,000 is due on the earlier of August 27, 2015 or the successful completion of the first Phase II trial of CPP-115.

•

Payments for drug development, pre-clinical and clinical studies and trials for the development of CPP-115. We estimate that we will pay various consultants, drug manufacturers and other vendors approximately $1.6 million in connection with our currently ongoing drug development work, including pre-clinical and clinical studies and trials, consulting and data analysis. At December 31, 2012, we had paid approximately $1.4 million of this amount and had accrued liabilities of approximately $57,000 in the accompanying balance sheet in connection with these agreements.

•	Employment agreement. We have entered an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $406,000 per annum.

•	Leases for office space. We have entered into lease agreements for our office space that require payments of approximately $6,000 per month.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of December 31, 2012 and 2011 were not material. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Cash Flows

Net cash used in operating activities was $5,140,366 and $4,985,049, respectively, for the years ended December 31, 2012 and 2011. During the year ended December 31, 2012, net cash used in operating activities was primarily attributable to our net loss of $4,076,386, an increase of $1,110,354 in prepaid expenses and deposits, a decrease of $276,505 in accrued expenses and liabilities, and $1,129,778 of non-cash income for the change in fair value of warrants liability. The loss was offset by an increase of $1,101,729 in accounts payable and $350,928 of non-cash expenses. Non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities was $14,059,651 and $3,620, respectively, for 2012 and 2011. For 2012, such funds were used primarily for purchases of short-term investments and certificates of deposit along with capital expenditures relating to computer software and equipment.

Net cash provided by financing activities was $14,580,889 and $5,542,578, respectively, for 2012 and 2011. During 2012 and 2011, net cash from financing activities consisted of the net proceeds from the sale of shares of common stock and warrants to purchase shares of common stock in underwritten and registered direct public offerings under our registration statements. Such funds have been used to fund our research and development costs and our general and administrative costs.

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

Pre-clinical study and clinical trial expenses

Research and development expenditures are charged to operations as incurred. Our expenses related to pre-clinical and clinical trials are based on actual and estimated costs of the services received and efforts expended pursuant to contracts with multiple research institutions and any CRO that conducts and manages our clinical trials. The financial terms of these agreements are subject to negotiation and will vary from contract to contract and may result in uneven payment flows. Generally, these agreements will set forth the scope of the work to be performed at a fixed fee or unit price. Payments under these contracts will depend on factors such as the successful enrollment of subjects or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of subject enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would be required to modify estimates accordingly on a prospective basis.

Warrants Liability

We have issued warrants to purchase our common stock that may require us to purchase unexercised warrants for a cash amount equal to their fair value following the announcement of specified events defined as Fundamental Transactions (Fundamental Transactions) involving the Company, which is deemed to occur if we are acquired in an all cash transaction or by a company that is not listed on a national securities exchange, or when the common stock is no longer listed on a national securities exchange. The cash settlement provisions require use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction. As a consequence of these provisions, the warrants are classified as a liability on our balance sheets. The cash settlement value at the time of any future Fundamental Transaction will depend upon the value of the following inputs at that time: the price per share of our common stock, the volatility of our common stock, the expected term of the warrants, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield. The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of our common stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrants at a cash settlement value that is significantly different than the carrying value of the liability on our financial statements. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the statement of operations.

Stock-based compensation

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. For 2012 and 2011, expected volatility is based on reviews of historical volatility of our common stock. Prior to 2011, our expected volatility was based on the historical volatility of other publicly traded development stage companies in the same industry, due to our short history as a public company. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. During 2012 and 2011, we estimated the expected option life for options granted to employees and directors based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. For the years ended December 31, 2012, 2011 and 2010, the assumptions used were an estimated annual volatility of 120%, 130%, and 100%, average expected holding periods of three to five years, three to five years and four to five years, and risk-free interest rates of 0.28% to 0.66%, 0.29% to 1.55% and 0.81% to 2.44%, respectively.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our pre-clinical studies, proof-of-concept studies and clinical studies and trials and/or other product development activities;

•	our ability to complete our studies on a timely basis and within the budgets we establish for such trials;

•	whether our studies and trials will be successful;

•

the results of our pre-clinical studies and clinical studies and trials, and the number and scope of such studies and trials that will be required for us to seek and obtain approval of NDAs for our product candidates;

•	whether the third-parties we retain to assist us in our trials and studies perform as contracted for and within the budgets established for their activities;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other individual property rights;

•	whether others develop and commercialize products competitive to our products;

•	changes in the laws and regulations affecting our business;

•	our ability to attract and retain skilled employees; and

•	changes in general economic conditions and interest rates.

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

Our exposure to interest rate risk is currently confined to our cash, certificates of deposit and short-term investments that are from time to time invested in highly liquid money market funds, short-term certificates of deposit and short-term, high-quality bond funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

There have been no changes in our internal control or in other factors that could have a material effect, or are reasonably likely to have a material effect on the internal control subsequent to the date of the evaluation in connection with the preparation of this Form 10-K.

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

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders. Our Proxy Statement for the 2013 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated into this report by this reference.

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

1. The following financial statements of Catalyst Pharmaceutical Partners, Inc. and Report of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

•	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2012 and 2011

•	Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and the period from inception (January 4, 2002) through December 31, 2012

•	Statement of Stockholders’ Equity for the period from inception (January 4, 2002) through December 31, 2012

•	Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and the period from inception (January 4, 2002) through December 31, 2012

•	Notes to Financial Statements

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation(1)

3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	By-laws(1)

4.1	Specimen stock certificate for common stock(1)

4.2	Rights Agreement between the Company and Continental Stock Transfer and Trust Company(10)

4.3	Form of Warrant to Purchase Common Stock issued in our October 2011 offering; (11)

4.4	Form of Warrant to Purchase Common Stock issued in our May 2012 offering; (14)

4.5	Form of Warrant to Purchase Common Stock issued in our August 2012 offering; (15)

10.1 +	Employment Agreement between the Company and Patrick J. McEnany(2)

10.2 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(3)

Exhibit No.	Description of Exhibit

10.3 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(5)

10.4 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(9)

10.5 +	Stock Option Agreement between the Company and Patrick J. McEnany(1)

10.6 +	Stock Option Agreement between the Company and Hubert Huckel(1)

10.7+	Agreement between the Company and Charles Gorodetzky(1)

10.8+	2006 Stock Incentive Plan(1)

10.9+	Amendment No. 1 to 2006 Stock Incentive Plan (7)

10.10+	Amendment No. 2 to 2006 Stock Incentive Plan (13)

10.11	License Agreement, as amended, between the Company and Brookhaven National Laboratories(1)

10.12	License Agreement between the Company and Northwestern University(4)

10.13	Agreement between the Company and the Division of Pharmacotherapies and Medical Consequences of Drug Abuse, National Institute on Drug Abuse(6)

10.14	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.(2)

10.15	First Amendment to Lease Agreement between the Company and 355 Alhambra Plaza, Ltd. (8)

10.16	License Agreement among the Company, New York University, and The Feinstein Institute for Medical Research (12)

10.17	Convertible Promissory Note and Note Purchase Agreement, dated as of October 26, 2012, between the Company and BioMarin Pharmaceutical, Inc. (16)

10.18	License Agreement, dated as of October 26, 2012, between the Company and BioMarin Pharmaceutical, Inc. (16)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-136039)
(2)	Filed by reference to the Company’s Current Report on Form 8-K dated January 3, 2007
(3)	Filed by reference to the Company’s Current Report on Form 8-K dated December 23, 2008
(4)	Filed by reference to the Company’s Current Report on Form 8-K dated September 2, 2009
(5)	Filed by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009
(6)	Filed by reference to the Company’s Registration Statement on Form S-3 (File No. 333-170945)
(7)	Filed by reference to the Company’s 2011 Annual Meeting Proxy Statement on Schedule 14A dated April 11, 2011
(8)	Filed by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011
(9)	Filed by reference to the Company’s Current Report on Form 8-K dated September 14, 2011
(10)	Filed by reference to the Company’s Current Report on Form 8-K dated September 20, 2011
(11)	Filed by reference to the Company’s Current Report on Form 8-K dated October 28, 2011
(12)	Filed by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011
(13)	Filed by reference to the Company’s 2012 Annual Meeting Proxy Statement on Schedule 14A dated April 17, 2012
(14)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-180617)
(15)	Filed by reference to the Company’s Current Report on Form 8-K dated August 28, 2012
(16)	Filed by reference to the Company’s Current Report on Form 8-K dated October 26, 2012
*	Filed herewith
**	Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 1st day of April, 2013.

CATALYST PHARMACEUTICAL PARTNERS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2013

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013

/s/ Hubert E. Huckel, M.D. Hubert E. Huckel, M.D.	Director	April 1, 2013

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	April 1, 2013

/s/ Philip H. Coelho Philip H. Coelho	Director	April 1, 2013

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	April 1, 2013

INDEX TO FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceutical Partners, Inc.

We have audited the accompanying balance sheets of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and the period from January 4, 2002 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Pharmaceutical Partners, Inc. (a Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and the period from January 4, 2002 (date of inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Miami, Florida
April 1, 2013

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$1,409,939	$6,029,067
Certificates of deposit	6,502,825	—
Short-term investments	7,504,444	—
Prepaid expenses	1,309,470	199,116

Total current assets	16,726,678	6,228,183
Property and equipment, net	53,679	12,186
Deposits	8,888	8,888

Total assets	$16,789,245	$6,249,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,365,663	$263,934
Accrued expenses and other liabilities	281,002	569,867

Total current liabilities	1,646,665	833,801

Accrued expenses and other liabilities, non-current	21,878	9,518
Warrants liability, at fair value	498,587	1,645,240

Total liabilities	2,167,130	2,488,559

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,420,687 shares and 24,701,420 shares issued and outstanding at December 31, 2012 and 2011, respectively	41,421	24,701
Additional paid-in capital	56,759,697	41,838,614
Deficit accumulated during the development stage	(42,179,003)	(38,102,617)

Total stockholders’ equity	14,622,115	3,760,698

Total liabilities and stockholders’ equity	$16,789,245	$6,249,257

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	Year Ended December 31,			Cumulative period from January 4, 2002 (date of inception) through December 31, 2012
	2012	2011	2010
Revenues – government grant	$—	$—	$488,958	$488,958

Operating costs and expenses:
Research and development	2,659,597	3,383,965	2,306,781	28,303,305
General and administrative	2,561,543	2,698,174	2,206,358	16,667,291

Total operating costs and expenses	5,221,140	6,082,139	4,513,139	44,970,596

Loss from operations	(5,221,140)	(6,082,139)	(4,024,181)	(44,481,638)
Interest income	14,976	10,985	17,858	1,492,765
Change in fair value of warrants liability	1,129,778	(319,908)	—	809,870

Loss before income taxes	(4,076,386)	(6,391,062)	(4,006,323)	(42,179,003)
Provision for income taxes	—	—	—	—

Net loss	$(4,076,386)	$(6,391,062)	$(4,006,323)	$(42,179,003)

Net loss per share – basic and diluted	$(0.14)	$(0.29)	$(0.22)

Weighted average shares outstanding – basic and diluted	30,033,108	21,728,292	18,580,223

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 4, 2002 (date of inception) through December 31, 2012

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

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 4, 2002 (date of inception) through December 31, 2012

	Preferred Stock Series “A”	Preferred Stock Series “B”	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2009 (brought forward)	$—	$—	$18,038	$35,305,054	$(27,705,232)	$7,617,860

Issuance of common stock, net	—	—	1,352	1,454,801	—	1,456,153
Issuance of stock options for services	—	—	—	450,089	—	450,089
Issuance of restricted stock units for services, net	—	—	5	(5)	—	—
Net loss	—	—	—	—	(4,006,323)	(4,006,323)

Balance at December 31, 2010	—	—	19,395	37,209,939	(31,711,555)	5,517,779

Issuance of stock options for services	—	—	—	416,735	—	416,735
Issuance of common stock and warrants, net	—	—	5,306	4,211,940	—	4,217,246
Net loss	—	—	—	—	(6,391,062)	(6,391,062)

Balance at December 31, 2011	—	—	24,701	41,838,614	(38,102,617)	3,760,698

Issuance of common stock, net	—	—	53	33,071	—	33,124
Issuance of stock options for services	—	—	—	340,039	—	340,039
Issuance of common stock and warrants, net	—	—	10,000	9,554,640	—	9,564,640
Issuance of common stock upon note conversion	—	—	6,667	4,993,333	—	5,000,000
Net loss	—	—	—	—	(4,076,386)	(4,076,386)

Balance at December 31, 2012	$—	$—	$41,421	$56,759,697	$(42,179,003)	$14,622,115

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Cumulative period from January 4, 2002 (date of inception) through December 31, 2012
	2012	2011	2010
Operating Activities:
Net loss	$(4,076,386)	$(6,391,062)	$(4,006,323)	$(42,179,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,889	42,835	25,741	164,878
Stock-based compensation	340,039	416,735	450,089	5,962,200
Change in fair value of warrants liability	(1,129,778)	319,908	—	(809,870)
(Increase) decrease in:
Government grant receivable	—	134,025	(134,025)	—
Prepaid expenses and deposits	(1,110,354)	(31,272)	(58,074)	(1,318,358)
Increase (decrease) in:
Accounts payable	1,101,729	158,001	(143,702)	1,365,663
Accrued expenses and other liabilities	(276,505)	365,781	108,889	239,528

Net cash used in operating activities	(5,140,366)	(4,985,049)	(3,757,405)	(36,574,962)

Investing Activities:
Capital expenditures	(52,382)	(3,620)	(2,867)	(155,208)
Purchase of short-term investments	(7,504,444)	—	—	(7,504,444)
Purchase of certificates of deposit	(6,502,825)	—	—	(6,502,825)

Net cash used in investing activities	(14,059,651)	(3,620)	(2,867)	(14,162,477)

Financing Activities:
Proceeds from issuance of common stock and warrants, net	9,564,640	5,542,578	1,456,153	43,138,942
Proceeds from issuance of preferred stock, net	—	—	—	3,895,597
Proceeds from issuance of convertible promissory note	5,000,000	—	—	5,000,000
Proceeds from exercise of warrants	16,249	—	—	16,249
Payment of employee withholding tax related to restricted stock units	—	—	—	(3,410)

Net cash provided by financing activities	14,580,889	5,542,578	1,456,153	52,047,378

Net increase (decrease) in cash and cash equivalents	(4,619,128)	553,909	(2,304,119)	1,309,939
Cash and cash equivalents – beginning of period	6,029,067	5,475,158	7,779,277	100,000

Cash and cash equivalents – end of period	$1,409,939	$6,029,067	$5,475,158	$1,409,939

Non-cash investing and financing activities:

Non-cash incentive received from lessor	$—	$—	$—	$52,320
Exercise of liability classified warrants for common stock	$16,875	$—	$—	$16,875
Conversion of note to common stock	$5,000,000	$—	$—	$5,000,000

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

Catalyst Pharmaceutical Partners, Inc. (the Company) is a development-stage specialty pharmaceutical company focused on the development and commercialization of novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and disorders, including Lambert-Eaton Myasthenic Syndrome (LEMS) and infantile spasms. The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation (CPP-Florida), which commenced operations in January 2002.

The Company has incurred operating losses in each period from inception through December 31, 2012. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Notes 8 and 11.

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

Shares of CPP-Florida common and preferred stock had a par value of $0.01 per share. Shares of the Company’s common and preferred stock have a par value of $0.001 per share. An adjustment was made to capital stock and additional paid-in capital during 2006 to reflect this change. Upon closing of the Company’s initial public offering (IPO) in 2006, all the outstanding shares of preferred stock were converted into common stock. See Note 11.

Capital Resources

On May 24, 2012, the Company sold 6,000,000 shares of its common stock together with common stock purchase warrants to purchase 6,000,000 shares of the Company’s common stock, at a price of $0.80 per share and corresponding warrant. These securities were issued pursuant to a Form S-1 registration statement that became effective on May 23, 2012 (file no. 333-180617). The Company received gross proceeds of approximately $4.8 million from this offering, before underwriting commission and other expenses totaling approximately $795,000. The May 2012 warrants, which expire five years from their date of issuance and have an exercise price of $1.04 per share, have been accounted for as equity instruments, since they do not contain features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity.

On December 3, 2010, the Company filed a Shelf Registration Statement on Form S-3 (the 2010 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock and common stock purchase warrants. This registration statement (file No. 333-170945) was declared effective by the SEC on December 15, 2010. The Company conducted the following sales under the 2010 Shelf Registration Statement:

(a)	On March 8, 2011, the Company filed a prospectus supplement and offered for sale to institutional investors 2,259,943 shares of its common stock at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and incurred expenses of approximately $300,000.

1.	Organization and Description of Business (continued)

(b)	On October 28, 2011, the Company filed a prospectus supplement and offered for sale to institutional investors 3,046,740 shares of its common stock together with common stock purchase warrants to purchase 1,523,370 shares of the Company’s common stock at a price of $1.15 per share and corresponding warrant and received gross proceeds of approximately $3.5 million before underwriting commission and other expenses totaling approximately $335,000. The warrants issued in this registered direct offering, which expire on April 28, 2017 and have an exercise price of $1.30 per share, have been accounted for as a liability. See Notes 3 and 11.

(c)	On August 28, 2012, the Company filed a prospectus supplement and offered for sale to institutional investors 4,000,000 shares of its common stock together with common stock purchase warrants to purchase 1,200,000 shares of the Company’s common stock at a price of $1.50 per share and corresponding warrant and received gross proceeds of approximately $6.0 million before underwriting commission and other expenses totaling approximately $440,000. These warrants, which will expire on August 28, 2017 and have an exercise price of $2.08 per share, have been accounted for as equity instruments, since they do not contain features (such as cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity.

The number of shares that the Company can sell and the amount of the gross proceeds that the Company can raise (in the aggregate) under its currently outstanding Shelf Registration Statement is limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules.

While there can be no assurance, the Company currently believes that it has sufficient resources to support its operations through the first quarter of 2014. The Company will require additional capital to support its operations in periods after the first quarter of 2014.

The Company may raise in the future required funds through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s technologies or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

2.	Basis of Presentation and Significant Accounting Policies

a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in that manner in accordance with U.S. generally accepted accounting principles. The Company’s primary focus is on the development and commercialization of its drug candidates.

b.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of U.S. Treasury bills, certificates of deposit and money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

2.	Basis of Presentation and Significant Accounting Policies (continued)

d.	CERTIFICATES OF DEPOSIT. The certificates of deposit were issued by a banking institution and are recorded at cost plus accrued interest. The original maturity was greater than three months but did not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at December 31, 2012 approximates fair value.

e.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of December 31, 2012 short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at December 31, 2012 were considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company charges realized gains and losses and unrealized gains and losses to earnings. Unrealized losses for the year ended December 31, 2012 were nominal.

f.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid research fees, prepaid insurance and prepaid subscription fees. Prepaid research fees consist of advances for our product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

g.	PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever is shorter. Useful lives generally range from three years for computer equipment to three to six years for furniture and equipment and leasehold improvements. Expenditures for repairs and maintenance are charged to expenses as incurred.

h.	OPERATING LEASES. The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays, escalation clauses or tenant improvement allowances, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2012 and 2011, the Company had $22,643 and $9,518, respectively, of deferred rent in accrued expenses and other liabilities.

i.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payable and accrued expenses and other liabilities, and warrants liability. At December 31, 2012, the fair value of these instruments approximated their carrying value.

j.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants assumptions would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

2.	Basis of Presentation and Significant Accounting Policies (continued)

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

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$6,502,825	$—	$6,502,825	$—

Short-term investments	$7,504,444	$7,504,444	$—	$—

Warrants liability	$498,587	$—	$—	$498,587

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrants liability	$1,645,240	$—	$—	$1,645,240

k.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants to purchase shares of the Company’s common stock in connection with a registered direct offering under the 2010 Shelf Registration Statement. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations.

2.	Basis of Presentation and Significant Accounting Policies (continued)

l.	RESEARCH AND DEVELOPMENT. Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research related services for the Company.

m.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all stock-based payments to employees, directors, consultants and scientific advisors, including grants of stock options and other share based awards. For stock options, the Company uses the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense as follows:

	2012	2011	2010
Research and development	$100,221	$111,283	$179,737
General and administrative	239,818	305,452	270,352

Total stock-based compensation	$340,039	$416,735	$450,089

n.	CONCENTRATION OF CREDIT RISK. The financial instruments that potentially subject the Company to concentration of credit risk are cash equivalents (i.e. money market funds), short-term investments and certificates of deposit. The Company places its cash equivalents with high-credit quality financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in these accounts.

o.	INCOME TAXES. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

p.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company has reported comprehensive income (loss) in the statement of stockholders’ equity as net income (loss).

2.	Basis of Presentation and Significant Accounting Policies (continued)

q.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options and restricted stock units. For all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows, for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Options to purchase common stock	3,650,535	3,723,108	3,135,619
Warrants to purchase common stock	8,710,870	1,523,370	—

Potential equivalent common stock excluded	12,361,405	5,246,478	3,135,619

Potentially dilutive options to purchase common stock as of December 31, 2012, 2011 and 2010 have exercise prices ranging from $0.47 to $6.00. Potentially dilutive warrants to purchase common stock as of December 31, 2012 and 2011 have exercise prices ranging from $1.04 to $2.08.

r.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of pharmaceutical products.

s.	RECLASSIFICATIONS. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

3.	Warrants liability, at Fair Value

2011 Warrants

The Company allocated approximately $1.3 million of proceeds from its October 2011 registered direct offering to the fair value of common stock purchase warrants issued in connection with the offering that are classified as a liability (the 2011 warrants). The 2011 warrants are classified as a liability because of provisions in such warrants that allow for the net cash settlement of such warrants in the event of certain fundamental transactions (as defined in the warrant agreement). The valuation of the 2011 warrants is determined using the Black-Scholes Model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the 2011 warrants liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes Model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s common stock; annual rate of dividends; and the risk free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrants agreement. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of the Company’s common stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The risk free rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the 2011 warrants liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each reporting period. The calculated value of the 2011 warrants liability was determined using the Black-Scholes option-pricing model with the following assumptions:

3.	Warrants liability, at Fair Value (continued)

	December 31, 2012	December 31, 2011
Risk free interest rate	0.60%	0.92%
Expected term	4.34 years	5.34 years
Expected volatility	136%	119%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the years ended December 31, 2012 and 2011:

	2012	2011
Fair value, beginning of period	$1,645,240	$—
Issuance of warrants	—	1,325,332
Exercise of warrants	(16,875)	—
Change in fair value	(1,129,778)	319,908

Fair value, end of period	$498,587	$1,645,240

During 2012, 12,500 of the 2011 warrants were exercised, with proceeds to the Company of $16,249. The Company recognized the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses

Prepaid expenses consist of the following as of December 31:

	2012	2011
Prepaid research fees	$1,138,185	$—
Prepaid insurance	143,520	178,536
Prepaid subscriptions fees	12,369	9,942
Prepaid rent	683	2,267
Other	14,713	8,371

Total prepaid expenses	$1,309,470	$199,116

5.	Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2012	2011
Computer equipment	$74,191	$26,791
Furniture and equipment	49,451	44,469

	123,642	71,260
Less: Accumulated depreciation	(69,963)	(59,074)

Total property and equipment, net	$53,679	$12,186

Depreciation expense was $10,889, $42,835 and $25,741, respectively, for the years ended December 31, 2012, 2011 and 2010. During June 2011, in connection with the renewal of the corporate office lease, the Company entered into the first amendment to the lease. The amendment extends the original lease term for five years and relocates the Company into another space within the same building. Upon relocation of the corporate office, in November 2011, the Company wrote-off the leasehold improvements pertaining to the previous space.

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following as of December 31:

	2012	2011
Accrued pre-clinical and clinical trial expenses	$197,572	$101,568
Accrued professional fees	51,050	111,920
Accrued compensation and benefits	5,949	239,442
Accrued license fees	15,000	102,500
Deferred rent	765	—
Other	10,666	14,437

Current accrued expenses and other liabilities	281,002	569,867

Deferred rent – non-current	21,878	9,518

Non-current accrued expenses and other liabilities	21,878	9,518

Total accrued expenses and other liabilities	$302,880	$579,385

During December 2011, in connection with a separation agreement with one of the Company’s officers, the Company accrued severance to be paid to such officer during 2012. As of December 31, 2011, approximately $233,000 of such amount was included in accrued compensation and benefits in the accompanying balance sheet.

7.	Commitments

The Company has contracted with drug manufacturers and other vendors, including the clinical research organization (CRO) overseeing the clinical trial of one of the Company’s drug candidates, to assist in the execution of the Company’s pre-clinical and clinical trials, analysis, and the preparation of material necessary for the future filings of NDA’s with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

The Company has executed a noncancellable operating lease agreement for its corporate office. The lease has free and escalating rent payment provisions. The Company recognizes rent expense under such lease on a straight-line basis over the term of the lease. As of December 31, 2012, future minimum lease payments under the operating lease agreement are as follows:

2013	$66,232
2014	68,054
2015	70,096
2016	72,198
2017	67,827

$344,407

During June 2011, in connection with the renewal of the corporate office lease, the Company entered into the first amendment to the lease. The amendment extends the original lease term for five years and relocates the Company into another space within the same building. The corporate office lease is cancellable upon the payment of an early termination penalty during 2015. The relocation occurred in November 2011. The lease provides for fixed increases in minimum annual rent payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The differences between rent expense recorded and the amount paid is credited or charged to accrued expenses and other liabilities in the accompanying balance sheets. Rent expense was $65,310, $61,653 and $65,781, respectively, for the years ended December 31, 2012, 2011 and 2010. The Company’s leases expire on various dates through November 2017.

Obligations under capital leases are not significant.

For commitments related to the Company’s license agreements with BioMarin (defined below), Brookhaven (defined below), and Northwestern (defined below), see Note 8.

8.	Agreements

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (Brookhaven), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine, other addictions and obsessive-compulsive disorders. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license in the amount of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of NDA approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of December 31, 2012 it had a contingent liability of approximately $166,000, related to this obligation. Of these costs approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (FDA) for CPP-109, and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product covered by the license agreement. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses as of December 31, 2012 was approximately $1.3 million. The Company has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying December 31, 2012 and 2011 balance sheets.

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

Under the license agreement with Northwestern, the Company will be responsible for continued research and development of any resulting product candidates. As of December 31, 2012, the Company has paid Northwestern $241,590 in connection with the license, and has accrued license fees of $15,000 in the accompanying December 31, 2012 balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $150,000 is due on the earlier of successful completion of the first Phase II clinical trial for CPP-115 or August 27, 2015.

8.	Agreements (continued)

c.	AGREEMENT WITH NIDA. On April 13, 2010, the Company signed a definitive Clinical Trial Agreement (CTA) with the National Institute on Drug Abuse (NIDA) to jointly conduct a U.S. Phase II(b) clinical trial evaluating CPP-109 for the treatment of cocaine addiction (the Phase II(b) Trial). As part of the CTA, NIDA, under their agreement with the Veteran’s Administration Cooperative Studies Program (VA), agreed to provide substantial resources towards the completion of the Phase II(b) Trial. This 207 subject double-blind, placebo-controlled trial, was conducted at thirteen leading addiction research facilities across the United States. The Phase II(b) Trial was initiated in November 2010 and overseen by the VA, which was responsible for management and statistical analyses of the data collected from this trial. On November 8, 2012, the Company announced top-line results from the Phase II(b) Trial. The data showed that CPP-109 did not meet its primary or two secondary endpoints. The Company expects to receive and analyze, with its collaborator NIDA, the full data set from this trial during the first half of 2013, in order to determine the next steps, if any, in the clinical development of CPP-109.

As of December 31, 2012, the Company estimates that it will be obligated to pay approximately $440,000 of direct costs in connection with contracts related to the Phase II(b) Trial. As of December 31, 2012, the Company had paid approximately $366,000 of this amount and had accounts payable of approximately $5,000 and accrued expenses of approximately $45,000 in the accompanying December 31, 2012 balance sheet related to these contracts. This amount excludes internal costs, such as salaries, benefits and other costs of the Company’s personnel working on the Phase II(b) Trial.

d.	LICENSE AGREEMENT WITH NEW YORK UNIVERSITY AND THE FEINSTEIN INSTITUTE FOR MEDICAL RESEARCH. On December 13, 2011, the Company entered into a license agreement with New York University (NYU) and the Feinstein Institute for Medical Research (FIMR) under which it acquired worldwide rights to commercialize GABA aminotransferase inhibitors in the treatment for Tourette Syndrome. The Company is obligated to pay certain milestone payments in future years relating to clinical development activities and royalties on any products resulting from the license agreement.

e.	LICENSE AGREEMENT WITH BIOMARIN. On October 26, 2012, the Company entered into a strategic collaboration with BioMarin for Firdapse™. The key components of the collaboration include: (i) the Company licensed the exclusive North American rights to Firdapse™ pursuant to a License Agreement, dated as of October 26, 2012 (the License Agreement) between the Company and BioMarin, and (ii) BioMarin made a $5,000,000 investment in the Company pursuant to the terms of a Convertible Promissory Note and Note Purchase Agreement, dated as of October 26, 2012 (the Investment Agreement). The Investment Agreement provides that the Company will use the $5 million solely for the purpose of developing Firdapse™.

Initially, the $5,000,000 investment from BioMarin was treated as a loan to the Company. However, on December 10, 2012, the loan automatically converted, at a conversion rate of $0.75 per share, into 6,666,667 shares of the Company’s authorized but unissued common stock.

As part of the License Agreement, the Company has taken over a Phase III Trial previously being conducted by BioMarin and is obligated to use its diligent efforts to seek to obtain regulatory approval for and to commercialize Firdapse™ in the United States. The Company is obligated to use diligent efforts to complete the double-blind treatment phase of the Phase III trial within 24 months of entering into the License Agreement, and BioMarin has the right to terminate the License Agreement if such treatment phase has not been completed in such 24-month period (unless the Company is using diligent effort to pursue the completion of such treatment phase and has spent at least $5 million in connection with the conduct of the Phase III Trial during such 24 month period). As of December 31, 2012, the Company had disbursed approximately $100,000 in connection with expenses related to the Phase III trial. We anticipate the remaining $4.9 million will be expended during 2013.

8.	Agreements (continued)

As part of the License Agreement, the Company has agreed (i) to pay BioMarin certain royalty payments based on net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed certain royalty payments based on net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse™ for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse™ for the treatment of LEMS). The Company has also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin if such studies are required as a condition for approval of the product by the FDA. However, no such payments will be due until the Company has filed an NDA for Firdapse™.

f.	AGREEMENTS WITH CONTRACT MANUFACTURERS, CONTRACT RESEARCH ORGANIZATIONS AND FOR LABORATORIES AND OTHER RELATED TRIAL TESTS. The Company has entered into agreements with contract manufacturers for the manufacture of drug and study placebo for the Company’s trials and studies; with contract research organizations (CROs) to conduct and monitor the Company’s trials and studies; and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. These agreements are cancellable.

9.	Related Party Transactions

Since its inception in 2002, the Company has entered into various consulting agreements with non-employee officers, directors and members of the Company’s Scientific Advisory Board, a portion of which were with related parties under common ownership and control. During the years ended December 31, 2012, 2011 and 2010, the Company paid approximately $42,000, $93,000 and $79,000, respectively, in consulting fees to related parties.

The Company has an employment agreement with Patrick J. McEnany, its Chairman, President and Chief Executive Officer and a significant stockholder. Under this agreement, Mr. McEnany will receive an annual base salary of approximately $406,000 in 2013, and may earn bonus compensation based on performance. This agreement expires in November 2013.

10.	Income Taxes

As of December 31, 2012 and 2011, the Company had deferred tax assets of approximately $15,591,000 and $13,440,000, respectively, of which approximately $13,956,000 and $11,934,000 represent United States federal and state net operating loss carryforwards and start-up costs. The remaining temporary differences represent non-deductible stock option and equity expense. The related deferred tax asset has a 100% valuation allowance as of December 31, 2012 and 2011, as the Company believes it is more likely than not that the deferred tax asset will not be realized. The change in valuation allowance was approximately $2,151,000, $2,012,000 and $1,510,000 in 2012, 2011 and 2010, respectively. There are no other significant temporary differences. The net operating loss carry-forwards of approximately $22,997,000 as of December 31, 2012 will expire at various dates beginning in 2023 and ending in 2032. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation. The effective tax rate of 0% in all periods presented differs from the statutory rate of 35% due to the valuation allowance and because the Company had no taxable income.

11.	Stockholders’ Equity

Stock split

On October 3, 2006, the Company’s board of directors approved an approximate 1.4592-to-one stock split (effected in the form of a stock dividend). All stock value, common shares outstanding and per share amounts set forth in these financial statements were adjusted retroactively to reflect this split.

11.	Stockholders’ Equity (continued)

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share at December 31, 2012 and 2011. No shares of preferred stock were outstanding at December 31, 2012 and 2011.

Common Stock

The Company has 100,000,000 shares of authorized common stock with a par value of $0.001 per share. At December 31, 2012 and 2011, 41,420,687 and 24,701,420 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

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

On June 2, 2008 the Company filed two registration statements on Form S-8 to register: (i) shares of restricted common stock and shares of common stock underlying stock options issued under its 2006 Stock Incentive Plan, and (ii) shares of common stock underlying stock options granted by the Company prior to its IPO.

On August 15, 2012, the Company filed a Registration Statement on Form S-8 to register additional shares of common stock that may be awarded under the 2006 Stock Incentive Plan.

2008 Shelf Registration Statement

On June 2, 2008 the Company filed a Shelf Registration Statement on Form S-3 (the 2008 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock. This Shelf Registration (file no. 333-151368) was declared effective by the SEC on June 26, 2008. The Company conducted the following sales under the 2008 Shelf Registration Statement:

(a)	In September 2008, the Company filed a prospectus supplement and offered for sale to institutional investors 1,488,332 shares of its common stock at $3.00 per share and received gross proceeds of approximately $4.5 million before commissions and expenses of approximately $377,000.

(b)	In October 2009, the Company filed a prospectus supplement and offered for sale to institutional investors 3,973,000 shares of its common stock at $1.00 per share and received gross proceeds of approximately $4.0 million before commissions and expenses of approximately $275,000.

(c)	In August 2010, the Company filed a prospectus supplement and offered for sale to an institutional investor, 1,351,352 shares of its common stock at $1.11 per share and received gross proceeds of approximately $1.5 million before expenses of approximately $44,000.

The 2008 Shelf Registration Statement expired on June 26, 2011 and the Company can no longer sell shares under the 2008 Shelf Registration Statement.

11.	Stockholders’ Equity (continued)

2010 Shelf Registration Statement

On December 3, 2010, the Company filed a second Shelf Registration Statement on Form S-3 (the 2010 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock and common stock purchase warrants. This registration statement (file No. 333-170945) was declared effective by the SEC on December 15, 2010. The Company has to date conducted the following sales under the 2010 Shelf Registration Statement:

(a)	On March 8, 2011, the Company filed a prospectus supplement and offered for sale to institutional investors 2,259,943 shares of its common stock at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and incurred expenses of approximately $300,000.

(b)	On October 28, 2011, the Company filed a prospectus supplement and offered for sale to institutional investors 3,046,740 shares of its common stock together with common stock purchase warrants to purchase 1,523,370 shares of the Company’s common stock at a price of $1.15 per share and corresponding warrant and received gross proceeds of approximately $3.5 million before underwriting commission and other expenses totaling approximately $335,000. The warrants issued in this registered direct offering, which expire on April 28, 2017 and have an exercise price of $1.30 per share, have been accounted for as a liability. See Note 8.

(c)	On August 28, 2012, the Company filed a prospectus supplement and offered for sale to institutional investors 4,000,000 shares of its common stock together with common stock purchase warrants to purchase 1,200,000 shares of the Company’s common stock at a price of $1.50 per share and corresponding warrant and received gross proceeds of approximately $6.0 million before underwriting commission and other expenses totaling approximately $440,000. These warrants, which will expire on August 28, 2017 and have an exercise price of $2.08 per share, have been accounted for as equity instruments, since they do not contain features (such as cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity.

The number of shares that the Company can sell and the amount of the gross proceeds that the Company can raise (in the aggregate) at any one time under its currently outstanding Shelf Registration Statement is limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules.

2012 Form S-1 Registration Statement

On May 24, 2012, the Company sold 6,000,000 shares of its common stock together with common stock purchase warrants to purchase 6,000,000 shares of the Company’s common stock, at a price of $0.80 per share and corresponding warrant. These securities were issued pursuant to a Form S-1 registration statement that became effective on May 23, 2012 (file no. 333-180617). The Company received gross proceeds of approximately $4.8 million from this offering, before underwriting commission and other expenses totaling approximately $795,000. The May 2012 warrants, which expire five years from their date of issuance and have an exercise price of $1.04 per share, have been accounted for as equity instruments, since they do not contain features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity.

BioMarin convertible promissory note automatic conversion into common stock shares

On October 26, 2012, concurrent with the BioMarin license agreement (see Note 8), the Company entered into a note purchase agreement with BioMarin, pursuant to which the Company issued BioMarin a convertible promissory note in the principal amount of $5 million. The $5 million note automatically converted into 6,666,667 shares of the Company’s common stock (at a price of $0.75 per share) on December 10, 2012 (thirty days after the Company publicly released the top-line data from its Phase II(b) Trial).

11.	Stockholders’ Equity (continued)

Nasdaq Listing

The Company’s common stock currently trades on the Nasdaq Capital Market. On December 24, 2012, the Company received a staff deficiency letter from The Nasdaq Stock Market (Nasdaq) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Nasdaq Listing Rules (the Rules) require listed securities to maintain a minimum bid price of $1.00 per share and, based on the then closing bid prices for the last 30 consecutive business days, the Company no longer met that requirement. Under the Rules, the Company has a grace period of 180 days, or until June 24, 2013, to regain compliance. If at any time within the grace period the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Stock Market will provide the Company with a written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with the Rules prior to the expiration of the grace period, the Company may request a hearing from a Nasdaq Listing Qualifications Panel, which will stay the delisting and allow the Company to present its plan to regain compliance. In addition, the Company may also be eligible for an additional 180-day grace period if at such time it meets the initial listing standards for listing on the Nasdaq Capital Market, with the exception of the bid price requirement.

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

The Company issues options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, consultants and scientific advisors of the Company under the 2006 Stock Incentive Plan (the “Plan”) (see Note 2). Prior to July 2006, the Company granted options pursuant to written agreements to purchase an aggregate of 2,352,254 shares of common stock. Under the Plan, 3,688,828 shares of the Company’s common stock were reserved for issuance. At December 31, 2012, 330,937 of these shares remained available for future issuance under the Plan.

12.	Stock Compensation Plans (continued)

Stock Options

The Company has granted stock options to employees, officers, directors, scientific advisors and consultants generally at exercise prices equal to the market price of the common stock at grant date. Share awards generally vest over a period of 2 to 4 years of continuous service and have contractual terms from 5 to 10 years. Certain awards provide for accelerated vesting if there is a change in control. The Company issues new shares as shares are required to be delivered upon exercise of outstanding stock options. During the year ended December 31, 2012, options to purchase 195,000 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 40,100 shares of the Company’s common stock.

During the years ended December 31, 2012, 2011 and 2010 the Company recorded non-cash stock-based compensation expense related to stock options totaling $340,039, $416,735 and $450,089, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company granted five-year options to purchase an aggregate of 975,000 shares, 625,000 shares and 465,000 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors and consultants.

Stock option activity under the Company’s written stock option agreements and the Plan for the year ended December 31, 2012 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	3,723,108	$1.01
Granted	975,000	0.47
Exercised	(195,000)	0.90
Forfeited or cancelled	(81,667)	1.28
Expired	(770,906)	0.88

Outstanding at end of year	3,650,535	$0.89	3.11	$0

Exercisable at end of year	3,080,536	$0.94	2.81	$0

Other information pertaining to stock option activity during the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Weighted–average fair value of granted stock options	$0.32	$0.79	$0.75
Total fair value of vested stock options	$348,815	$438,139	$346,270
Total intrinsic value of exercised stock options	$45,050	$—	$—

The following table summarizes information about the Company’s options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.47	975,000	4.95	$0.47	525,001	4.95	$0.47
$0.69	729,610	2.17	$0.69	729,610	2.17	$0.69
$0.90	810,000	1.80	$0.90	810,000	1.80	$0.90
$1.01 - $1.37	963,333	3.49	$1.08	843,333	3.42	$1.08
$2.49 - $2.55	109,000	0.92	$2.51	109,000	0.92	$2.51
$3.15 - $6.00	63,592	0.43	$3.91	63,592	0.43	$3.91

	3,650,535	3.11	$0.89	3,080,536	2.81	$0.94

As of December 31, 2012, there was approximately $233,000 of unrecognized compensation expense related to non-vested stock option awards granted under the Plan. That cost is expected to be recognized over a weighted average period of approximately 1.56 years.

12.	Stock Compensation Plans (continued)

The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to the expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Commencing in 2011, expected volatility is based on reviews of historical volatility of the Company’s common stock. For 2010 and prior, the Company’s expected volatility was based on the historical volatility of other publicly traded companies in the same industry, due to the Company’s short history as a public entity. The estimated expected option life is based upon estimated employee exercise patterns and considers whether and the extent to which the options are in-the-money. Beginning in 2011, the Company estimates the expected option life for options granted to employees and directors based upon the simplified method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the simplified method until it has sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated life of the stock options awards. The expected dividend rate is zero. Stock–based compensation expense also includes an estimate, which the Company makes at grant date, of the number of awards that are expected to be forfeited. The Company revises this estimate in subsequent periods if actual forfeitures differ from those estimates.

Assumptions used during the years were as follows:

	Year ended December 31,
	2012	2011	2010
Risk free interest rate	0.28% to 0.66%	0.29% to 1.55%	0.81% to 2.44%
Expected term	3 to 5 years	3 to 5 years	4 to 5 years
Expected volatility	120%	130%	100%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	—%	—%	—%

Restricted Stock Units

Under the Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. There was no restricted stock unit activity during 2012 and 2011. Restricted stock unit activity during 2010 was as follows:

	2010
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	5,000	$4.03
Granted	—	—
Vested	(5,000)	4.03
Forfeited	—	—

Nonvested balance at end of year	—	$—

13.	Benefit Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2012, 2011 and 2010, the Company’s matching contributions were approximately $28,000, $34,000 and $33,000, respectively.

14.	Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2012 and 2011:

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$—	$—	$—	$—
Loss from operations	(1,364,710)	(1,067,364)	(1,283,713)	(1,505,353)
Net loss	(1,089,186)	(289,080)	(2,621,535)	(76,585)
Loss per share – basic and diluted	$(0.04)	$(0.01)	$(0.08)	$(0.00)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$—	$—	$—	$—
Loss from operations	(1,519,250)	(1,397,463)	(1,131,010)	(2,034,416)
Net loss	(1,517,136)	(1,394,151)	(1,127,841)	(2,351,934)
Loss per share – basic and diluted	$(0.08)	$(0.06)	$(0.05)	$(0.10)

Quarterly basic and diluted net loss per common share were computed independently for each quarter and do not necessarily total to the full year basic and diluted net loss per common share.

15.	Subsequent Event

Subsequent to year end, the Compensation Committee of the Company’s Board of Directors granted five-year options to purchase an aggregate 75,000 shares of the Company’s authorized but unissued common stock to an employee. Such options have an exercise price of $0.47 and will vest over a three year term. All such options were granted under the Company’s 2006 Stock Incentive Plan.