Form 10-Q
period 2013-03-31
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2013-05-15
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 41,420,687 shares of common stock, $0.001 par value per share, were outstanding as of May 10, 2013.

CATALYST PHARMACEUTICAL PARTNERS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed balance sheets at March 31, 2013 (unaudited) and December 31, 2012	3

	Condensed statements of operations for the three months ended March 31, 2013 and 2012 and from January 4, 2002 (date of inception) through March 31, 2013 (unaudited)	4

	Condensed statement of stockholders’ equity for the three months ended March 31, 2013 (unaudited)	5

	Condensed statements of cash flows for the three months ended March 31, 2013 and 2012 and from January 4, 2002 (date of inception) through March 31, 2013 (unaudited)	6

	Notes to unaudited condensed financial statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	25

Item 4.	CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	26

Item 1A.	RISK FACTORS	26

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	26

Item 4.	MINE SAFETY DISCLOSURE	26

Item 5.	OTHER INFORMATION	26

Item 6.	EXHIBITS	26

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$646,045	$1,409,939
Certificates of deposit	5,005,380	6,502,825
Short-term investments	7,507,146	7,504,444
Prepaid expenses	1,242,785	1,309,470

Total current assets	14,401,356	16,726,678
Property and equipment, net	57,747	53,679
Deposits	8,888	8,888

Total assets	$14,467,991	$16,789,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$567,185	$1,365,663
Accrued expenses and other liabilities	416,050	281,002

Total current liabilities	983,235	1,646,665

Accrued expenses and other liabilities, non-current	21,265	21,878
Warrants liability, at fair value	543,913	498,587

Total liabilities	1,548,413	2,167,130

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,420,687 shares issued and outstanding at both March 31, 2013 and December 31, 2012	41,421	41,421
Additional paid-in capital	56,801,449	56,759,697
Deficit accumulated during the development stage	(43,923,292)	(42,179,003)

Total stockholders’ equity	12,919,578	14,622,115

Total liabilities and stockholders’ equity	$14,467,991	$16,789,245

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,		Cumulative Period from January 4, 2002 (date of inception) to March 31,
	2013	2012	2013

Revenues – government grant	$—	$—	$488,958

Operating costs and expenses:
Research and development	1,092,301	727,327	29,395,606
General and administrative	613,129	637,383	17,280,420

Total operating costs and expenses	1,705,430	1,364,710	46,676,026

Loss from operations	(1,705,430)	(1,364,710)	(46,187,068)
Interest income	6,467	1,317	1,499,232
Change in fair value of warrants liability	(45,326)	274,207	764,544

Loss before income taxes	(1,744,289)	(1,089,186)	(43,923,292)
Provision for income taxes	—	—	—

Net loss	$(1,744,289)	$(1,089,186)	$(43,923,292)

Net loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	41,420,687	24,710,362

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2013

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2012	$—	$41,421	$56,759,697	$(42,179,003)	$14,622,115
Issuance of stock options for services	—	—	41,752	—	41,752
Net loss	—	—	—	(1,744,289)	(1,744,289)

Balance at March 31, 2013	$—	$41,421	$56,801,449	$(43,923,292)	$12,919,578

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended, March 31,		Cumulative Period from January 4, 2002 (date of inception) through March 31,
	2013	2012	2013
Operating Activities:
Net loss	$(1,744,289)	$(1,089,186)	$(43,923,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,364	2,801	170,242
Stock-based compensation	41,752	45,090	6,003,952
Change in fair value of warrants liability	45,326	(274,207)	(764,544)
(Increase) decrease in:
Prepaid expenses and deposits	66,685	(43,606)	(1,251,673)
Increase (decrease) in:
Accounts payable	(798,478)	86,395	567,185
Accrued expenses and other liabilities	134,436	(28,578)	373,964

Net cash used in operating activities	(2,249,204)	(1,301,291)	(38,824,166)

Investing Activities:
Capital expenditures	(9,433)	(4,981)	(164,641)
Purchase of short-term investments	(2,702)	—	(7,507,146)
Proceeds from (purchase of) certificates of deposit	1,497,445	—	(5,005,380)

Net cash provided by (used in) investing activities	1,485,310	(4,981)	(12,677,167)

Financing Activities:
Proceeds from issuance of common stock and warrants, net	—	—	43,138,942
Proceeds from issuance of preferred stock, net	—	—	3,895,597
Proceeds from issuance of convertible promissory note	—	—	5,000,000
Proceeds from exercise of warrants	—	—	16,249
Payment of employee withholding tax related to restricted stock units	—	—	(3,410)

Net cash provided by financing activities	—	—	52,047,378

Net (decrease) increase in cash	(763,894)	(1,306,272)	546,045
Cash and cash equivalents at beginning of period	1,409,939	6,029,067	100,000

Cash and cash equivalents at end of period	$646,045	$4,722,795	$646,045

Non-cash investing and financing activities:
Non-cash incentive received from lessor	$—	$—	$52,320
Exercise of liability classified warrants for common stock	$—	$—	$16,875
Conversion of note for common stock	$—	$—	$5,000,000

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

The Company has incurred operating losses in each period from inception through March 31, 2013. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

Capital Resources

On December 3, 2010, the Company filed a Shelf Registration Statement on Form S-3 (the 2010 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock and common stock purchase warrants. This registration statement (file No. 333-170945) was declared effective by the SEC on December 15, 2010. The Company has conducted three registered direct offerings under the 2010 Shelf Registration Statement. See Note 9.

The number of shares that the Company can sell in the future and the amount of the gross proceeds that the Company can raise (in the aggregate) under the 2010 Shelf Registration Statement is limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules.

While there can be no assurance, based on currently available information, the Company estimates that it has sufficient working capital to support its operations through the end of the first quarter of 2014. The Company will require additional capital to support the Company’s operations in periods after the first quarter of 2014.

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

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in the 2012 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period or for the full 2013 fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of certificates of deposit and money market funds. The Company has substantially all of its cash and cash equivalents deposited with two financial institutions.

e.	CERTIFICATES OF DEPOSIT. The certificates of deposit were issued by a banking institution and are recorded at cost plus accrued interest. The original maturity was greater than three months but did not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at March 31, 2013 and December 31, 2012 approximates fair value.

f.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of March 31, 2013 and December 31, 2012 short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at March 31, 2013 and December 31, 2012 were considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company charges realized gains and losses and unrealized gains and losses to earnings. Unrealized losses for the three months ended March 31, 2013 were nominal.

g.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid research fees, prepaid insurance and prepaid subscription fees. Prepaid research fees consists of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

h.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At March 31, 2013 and December 31, 2012, the fair value of these instruments approximated their carrying value.

2.	Basis of Presentation and Significant Accounting Policies (continued).

i.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

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

	Fair Value Measurements at Reporting Date Using
	Balances as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$5,005,380	$—	$5,005,380	$—

Short-term investments	$7,507,146	$7,507,146	$—	$—

Warrants liability	$543,913	$—	$—	$543,913

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$6,502,825	$—	$6,502,825	$—

Short-term investments	$7,504,444	$7,504,444	$—	$—

Warrants liability	$498,587	$—	$—	$498,587

2.	Basis of Presentation and Significant Accounting Policies (continued).

j.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants to purchase shares of the Company’s common stock in connection with a registered direct offering under the 2010 Shelf Registration Statement. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations.

k.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all share-based payments to employees, directors, consultants and scientific advisors, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of March 31, 2013, there were outstanding stock options to purchase 3,656,535 shares of common stock, of which stock options to purchase 3,013,203 shares of common stock were exercisable as of March 31, 2013.

For the three month periods ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2013	2012
Research and development	$18,763	$18,302
General and administrative	22,989	26,788

Total stock-based compensation	$41,752	$45,090

l.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

m.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Three months ended March 31,
	2013	2012
Options to purchase common stock	3,656,535	3,479,108
Warrants to purchase common stock	8,710,870	1,523,370

Potential equivalent common stock excluded	12,367,405	5,002,478

2.	Basis of Presentation and Significant Accounting Policies (continued).

Potentially dilutive options to purchase common stock as of March 31, 2013 and 2012 have exercise prices ranging from $0.47 to $6.00 and $0.69 to $6.00, respectively. Potentially dilutive warrants to purchase common stock as of March 31, 2013 have exercise prices ranging from $1.04 to $2.08. Potentially dilutive warrants to purchase common stock as of March 31, 2012 have an exercise price of $1.30.

n.	RECENT ISSUED ACCOUNTING STANDARDS. There are no recent accounting pronouncements which we anticipate will have a significant impact on the Company’s financial statements.

3.	Warrants Liability, at Fair Value.

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

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

	March 31, 2013	December 31, 2012
Risk free interest rate	0.58%	0.60%
Expected term	4.09 years	4.34 years
Expected volatility	136%	136%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the three month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Fair value, beginning of period	$498,587	$1,645,240
Issuance of warrants	—	—
Exercise of warrants	—	—
Change in fair value	45,326	(274,207)

Fair value, end of period	$543,913	$1,371,033

3.	Warrants Liability, at Fair Value (continued).

The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying condensed statements of operations.

4.	Prepaid Expenses.

Prepaid expenses consist of the following:

	March 31, 2013	December 31, 2012
Prepaid research fees	$1,017,988	$1,138,185
Prepaid insurance	176,184	143,520
Prepaid subscription fees	43,887	12,369
Prepaid rent	—	683
Other	4,726	14,713

Total prepaid expenses	$1,242,785	$1,309,470

5.	Property and Equipment.

Property and equipment, net consists of the following:

	March 31, 2013	December 31, 2012
Computer equipment	$81,551	$74,191
Furniture and equipment	51,523	49,451

	133,074	123,642
Less: Accumulated depreciation	(75,327)	(69,963)

Total property and equipment, net	$57,747	$53,679

Depreciation expense was $5,364 and $2,801, respectively, for the three-month periods ended March 31, 2013 and 2012.

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued pre-clinical and clinical trial expenses	$236,789	$197,572
Accrued professional fees	98,123	51,050
Accrued compensation and benefits	40,290	5,949
Accrued license fees	28,750	15,000
Deferred rent	1,259	765
Other	10,839	10,666

Current accrued expenses and other liabilities	416,050	281,002

Deferred rent- non-current	21,265	21,878

Non-current accrued expenses and other liabilities	21,265	21,878

Total accrued expenses and other liabilities	$437,315	$302,880

7.	Commitments.

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (Brookhaven), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine, other addictions and obsessive-compulsive disorders. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of new drug application (NDA) approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of March 31, 2013 and December 31, 2012, it had a contingent liability of approximately $166,000 related to this obligation. Of these costs, approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (FDA), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product covered by the license agreement. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses is approximately $1.3 million. The Company has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying March 31, 2013 and December 31, 2012 condensed balance sheets.

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

Under the license agreement with Northwestern, the Company will be responsible for continued research and development of any resulting product candidates. As of March 31, 2013, the Company has paid $241,590 in connection with the license and has accrued license fees of $28,750 in the accompanying March 31, 2013 condensed balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $150,000 is due on the earlier of successful completion of the first Phase II clinical trial of CPP-115 or August 27, 2015.

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

As part of the License Agreement, the Company has taken over a Phase III Trial previously being conducted by BioMarin and is obligated to use its diligent efforts to seek to obtain regulatory approval for and to commercialize Firdapse™ in the United States. The Company is obligated to use diligent efforts to complete the double-blind treatment phase of the Phase III trial within 24 months of entering into the License Agreement, and BioMarin has the right to terminate the License Agreement if such treatment phase has not been completed in such 24-month period (unless the Company is using diligent effort to pursue the completion of such treatment phase and has spent at least $5 million in connection with the conduct of the Phase III Trial during such 24 month period). As of March 31, 2013, the Company had disbursed approximately $1.3 million in connection with expenses related to the Phase III trial, and the Company anticipates that the remaining $3.7 million will be expended during 2013.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for any years before 2010. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

9.	Stockholders’ Equity.

2010 Shelf Registration Statement

On December 3, 2010, the Company filed a Shelf Registration Statement on Form S-3 (the 2010 Shelf Registration Statement) with the SEC to sell up to $30 million of common stock and common stock purchase warrants. This registration statement (file No. 333-170945) was declared effective by the SEC on December 15, 2010. The Company has to date conducted the following sales under the 2010 Shelf Registration Statement:

(a)	On March 8, 2011, the Company filed a prospectus supplement and offered for sale to institutional investors 2,259,943 shares of its common stock at a price of $1.12 per share and received gross proceeds of approximately $2.5 million before underwriting commission and incurred expenses of approximately $300,000.

(b)	On October 28, 2011, the Company filed a prospectus supplement and offered for sale to institutional investors 3,046,740 shares of its common stock together with common stock purchase warrants to purchase 1,523,370 shares of the Company’s common stock at a price of $1.15 per share and corresponding warrant and received gross proceeds of approximately $3.5 million before underwriting commission and other expenses totaling approximately $335,000. The warrants issued in this registered direct offering, which expire on April 28, 2017 and have an exercise price of $1.30 per share, have been accounted for as a liability. See Note 3.

(c)	On August 28, 2012, the Company filed a prospectus supplement and offered for sale to institutional investors 4,000,000 shares of its common stock together with common stock purchase warrants to purchase 1,200,000 shares of the Company’s common stock at a price of $1.50 per share and corresponding warrant and received gross proceeds of approximately $6.0 million before underwriting commission and other expenses totaling approximately $440,000. These warrants, which will expire on August 28, 2017 and have an exercise price of $2.08 per share, have been accounted for as equity instruments, since they do not contain features (such as cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity.

The number of shares that the Company can sell in the future and the amount of the gross proceeds that the Company can raise (in the aggregate) at any one time under the 2010 Shelf Registration Statement is limited to 20% of the number of shares of outstanding common stock and 33% of the Company’s public float, respectively, pursuant to applicable NASDAQ marketplace and SEC rules.

Nasdaq Listing

The Company’s common stock currently trades on the Nasdaq Capital Market. On December 24, 2012, the Company received a staff deficiency letter from The Nasdaq Stock Market (Nasdaq) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Nasdaq Listing Rules (the Rules) require listed securities to maintain a minimum bid price of $1.00 per share and, based on the then closing bid prices for the last 30 consecutive business days, the Company no longer met that requirement. Under the Rules, the Company has a grace period of 180 days, or until June 24, 2013, to regain compliance. If at any time within the grace period the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Stock Market will provide the Company with a written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with the Rules prior to the expiration of the grace period, the Company may request a hearing from a Nasdaq Listing Qualifications Panel, which will stay the delisting and allow the Company to present its plan to regain compliance. In addition, the Company may also be eligible for an additional 180-day grace period if at such time the Company meets the initial listing standards for listing on the Nasdaq Capital Market, with the exception of the bid price requirement.

10.	Stock Compensation.

Stock Options

During the three month period ended March 31, 2013, the Company granted five-year options to purchase an aggregate of 75,000 shares of the Company’s common stock to certain employees. No options were granted during the three month period ended March 31, 2012. The Company recorded stock-based compensation related to stock options totaling $41,752 and $45,090 during the three month periods ended March 31, 2013 and 2012, respectively. No options vested during the three month periods ended March 31, 2013 and 2012.

During the three month period ended March 31, 2012, options to purchase 195,000 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 40,100 shares of the Company’s common stock.

As of March 31, 2013, there was approximately $218,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 1.55 years.

11.	Related Party Transactions.

The Company has consulting arrangements with its Chief Medical Officer and with several members of its Scientific Advisory Board. During the three month periods ended March 31, 2013 and 2012, the Company paid approximately $2,500 and $11,000, respectively, in consulting fees to related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business, trends in our industry, as well as a discussion regarding recent developments in our business.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the first quarter of fiscal 2013.

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

•	Results of Operations. This section provides an analysis of our results of operations for the fiscal quarter ended March 31, 2013 as compared to the first quarter of fiscal year 2012.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments.

•

Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

We are a development-stage specialty pharmaceutical company focused on the development and commercialization of novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and disorders. We have three pharmaceutical products in development:

•

Firdapse™. In October 2012, we licensed the North American rights to Firdapse™, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (“BioMarin”). As part of our agreements with BioMarin, we have taken over the sponsorship of BioMarin’s ongoing Phase III clinical trial evaluating Firdapse for the treatment of Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. The trial is designed as a randomized double-blind, placebo-controlled discontinuation study followed by an open-label extension period in approximately 30-patients across seven sites in the United States and Europe. We expect to add up to an additional 20 sites in the United States, Canada, South America and Europe in the near future. We hope to have the top-line results from the double-blind portion of this Phase III trial during the second quarter of 2014. Amifampridine phosphate has been granted Orphan Drug Designation by the U.S. Food & Drug Administration, or FDA, for the treatment of LEMS, making us eligible to be granted a seven-year marketing exclusivity if we are the first pharmaceutical company to obtain approval of an NDA for our formulation. We also hope to evaluate Firdapse for the treatment of other central nervous system (CNS) orphan indications such as Congenital Myasthenic Syndrome and Myasthenia Gravis.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical studies and trials, pre-clinical studies, and other product development activities;

•

the results of our pre-clinical studies and clinical studies and trials, and the number of such studies and trials (and the scope of such studies and trials) that will be required for us to seek and obtain approval of our product candidates; and

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Based on an analysis of our current financial condition and forecasts of available cash, we believe that we have sufficient resources to support our operations through the first quarter of 2014. However, we will require additional funding to support our operations beyond the first quarter of 2014. There can be no assurance that we will obtain required additional funding or ever be able to commercialize any of our product candidates. See “Liquidity and Capital Resources” below.

Basis of presentation

Revenues

We are a development stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive approval of our product candidates, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.

Research and development expenses

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as occasional support for selected investigator-sponsored research. The major components of research and development costs include pre-clinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109, CPP-115, and Firdapse™, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.

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

Warrants Liability

We issued warrants to purchase shares of our common stock as part of the equity financing that we completed in October 2011. In accordance with U.S. generally accepted accounting principles, we have recorded the fair value of the warrants as a liability in the accompanying condensed balance sheets at March 31, 2013 and December 31, 2012 using a Black-Scholes option-pricing model. We will remeasure the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2013 and December 31, 2012, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 on the Financial Statements included in our 2012 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for development stage, research and development expenses and stock-based compensation, measurement of fair value, fair value of warrants liability, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Results of Operations

Revenues.

We had no revenues for the three month periods ended March 31, 2013 and 2012.

Research and Development Expenses.

Research and development expenses for the three months periods ended March 31, 2013 and 2012 were $1,092,301 and $727,327, respectively, including stock-based compensation expense in each of the three months periods of $18,763 and $18,302, respectively. Research and development expenses, in the aggregate, represented approximately 64% and 53%, respectively, of total operating costs and expenses for the three month periods ended March 31, 2013 and 2012. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees. Expenses for research and development for the three month period ended March 31, 2013 increased compared to amounts expended in the same period in 2012 as we continued to incur costs associated with our currently ongoing phase III trial of Firdapse for the treatment of LEMS. Expenses for the comparable period in 2012 included expenses related to the NIDA/VA Phase II(b) clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction and our Phase I(a) human clinical safety study for CPP-115. As a result of our ongoing and projected studies and trials required for an NDA filing for Firdapse, we expect that costs related to research and development activities will continue to be substantial in 2013.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three month periods ended March 31, 2013 and 2012. We anticipate that we will begin to incur sales and marketing expenses when we file NDA’s for our product candidates, in order to develop a sales organization to market products we may develop upon the receipt of required approvals.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $613,129 and $637,383, respectively, including stock-based compensation expense in each of the three month periods of $22,989 and $26,788, respectively. General and administrative expenses represented 36% and 47%, respectively, of total operating costs and expenses for the three months ended March 31, 2013 and 2012. General and administrative expenses for the three months ended March 31, 2013 were comparable to those of the same period in 2012.

Stock-Based Compensation.

Total stock-based compensation for the three months ended March 31, 2013 and 2012 was $41,752 and $45,090, respectively. Stock-based compensation was comparable to those of the same period in 2012.

Change in fair value of warrants liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of these warrants is recorded in the liability section of the balance sheet and was estimated at $544 thousand and $499 thousand at March 31, 2013 and December 31, 2012, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the three months ended March 31, 2013, we recognized a loss of $45,326 due to the change in the fair value of the warrants liability. The loss during the three months ended March 31, 2013 was principally a result of the slight increase of our stock price between March 31, 2013 and December 31, 2012. Future changes in the fair value of the warrants liability will be due primarily to fluctuations in the value of our common stock.

Interest Income.

We reported interest income in all periods relating to our investment of funds received from offerings of our securities. The increase in interest income in the three month period ended March 31, 2013 when compared to the same period in 2012 is due to higher average investment balances slightly offset by lower interest rates. These proceeds were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations.

Income taxes.

We have incurred net operating losses since inception. For the three month periods ended March 31, 2013 and 2012, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At March 31, 2013, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $13.2 million and working capital of $13.4 million. At December 31, 2012, we had cash and cash equivalents, certificates of deposit and short term investments aggregating $15.4 million and working capital of $15.1 million. At March 31, 2013, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits throughout the quarter.

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

While there can be no assurance, based on currently available information, we believe that we have the cash resources to support our operations through the first quarter of 2014. If our costs are greater than we expect, our assumptions may not prove to be accurate.

At the present time, we believe that we will require additional funding for future studies or trials and to pay future milestone payments that we may be obligated to make. We will also require additional working capital to support our operations beyond the first quarter of 2014. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

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

We hope to raise additional funds to support our product development activities and working capital requirements through public or private equity offerings, corporate collaborations or other means. We also intend to seek governmental grants for a portion of the required funding for our clinical trials and pre-clinical trials. We may also seek to raise capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Cash Flows

Net cash used in operating activities was $2,249,204 and $1,301,291, respectively, for the three month periods ended March 31, 2013 and 2012. During the three months ended March 31, 2013, net cash used in operating activities was primarily attributable to our net loss of $1,744,289, and a decrease in accounts payable of $798,478. This was partially offset by an increase of $134,436 in accrued expenses and other liabilities, a decrease of $66,685 in prepaid expenses and deposits, $45,326 of non-cash change in fair value of warrants liability and $47,116 of other non-cash expenses. During the three months ended March 31, 2012, net cash used in operating activities was primarily attributable to our net loss of $1,089,186, a $274,207 non-cash change in fair value of warrants liability, an increase in prepaid expenses and deposits of $43,606 and a decrease of $28,578 in accrued expenses and other liabilities. This was offset in part by $47,891 of other non-cash expenses and an increase of $86,395 in accounts payable. Other non-cash expenses include depreciation and stock-based compensation expense.

Net cash provided by investing activities during the three months period ended March 31, 2013 was $1,485,310, consisting primarily of net redemptions of investments of $1,494,743, offset by purchases of furniture and computer equipment of $9,433. Net cash used in investing activities during the three month period ended March 31, 2012 was $4,981 for the purchase of furniture and equipment.

No cash was provided by (used in) financing activities during the three months periods ended March 31, 2013 or 2012.

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

•

Payments for Firdapse development. Based on current available information, we estimate that the total product development costs for Firdapse, excluding third-party milestone payments, will be approximately $20 million. At March 31, 2013, we had paid approximately $1.3 million of this amount and had prepaid research fees of approximately $967,000, accounts payable of approximately $320,000 and accrued liabilities of approximately $234,000 in the accompanying condensed balance sheet in connection with related agreements. Under our license agreement with BioMarin, we are obligated to spend at least $5 million in connection with the Phase III trial of Firdapse during the two years following the date of the license agreement (October 26, 2012). We currently expect that we will spend more than $5 million on the Phase III trial during 2013.

•

Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $241,590, had accrued liabilities of $28,750, at March 31, 2013 in the accompanying condensed balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $150,000 is due on the earlier of August 27, 2015 or the successful completion of the first Phase II trial of CPP-115.

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $406,000 per annum in 2013. The agreement expires in November 2013.

•	Leases for office space. We have entered into a lease agreement for our office space that requires payments of approximately $6,000 per month.

Dispute with Brookhaven

Brookhaven has formally advised us that they believe that the amount due them for patent related expenses as of March 31, 2013 and December 31, 2012 was approximately $1.3 million. We believe that we are only liable to Brookhaven for the approximately $166,000 described above, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by us of an NDA for CPP-109.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of March 31, 2013 and December 31, 2012 were not material. We have an operating lease for our corporate office facility. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

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

•	whether the third parties we retain to assist us in our trials and studies perform as contracted for and within the budgets established for their activities;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	whether others develop and commercialize products competitive to our products;

•	changes in the laws and regulations affecting our business;

•	our ability to attract and retain skilled employees; and

•	changes in general economic conditions and interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K we are not required to provide the information required by this section.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended March 31, 2013, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2012 Annual Report on Form 10–K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: May 15, 2013

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