Form 10-Q
period 2013-06-30
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2013-08-14
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 41,470,687 shares of common stock, $0.001 par value per share, were outstanding as of August 9, 2013.

CATALYST PHARMACEUTICAL PARTNERS, INC.

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed balance sheets at June 30, 2013 (unaudited) and December 31, 2012	3

	Condensed statements of operations for the three and six months ended June 30, 2013 and 2012 and from January 4, 2002 (date of inception) through June 30, 2013 (unaudited)	4

	Condensed statement of stockholders’ equity for the six months ended June 30, 2013 (unaudited)	5

	Condensed statements of cash flows for the six months ended June 30, 2013 and 2012 and from January 4, 2002 (date of inception) through June 30, 2013 (unaudited)	6

	Notes to unaudited condensed financial statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

	PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURE	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	27

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$879,076	$1,409,939
Certificates of deposit	4,008,305	6,502,825
Short-term investments	6,482,467	7,504,444
Prepaid expenses	1,114,425	1,309,470

Total current assets	12,484,273	16,726,678
Property and equipment, net	52,041	53,679
Deposits	8,888	8,888

Total assets	$12,545,202	$16,789,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$448,282	$1,365,663
Accrued expenses and other liabilities	1,189,391	281,002

Total current liabilities	1,637,673	1,646,665
Accrued expenses and other liabilities, non-current	20,653	21,878
Warrants liability, at fair value	1,042,500	498,587

Total liabilities	2,700,826	2,167,130
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,470,687 shares and 41,420,687 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	41,471	41,421
Additional paid-in capital	56,869,787	56,759,697
Deficit accumulated during the development stage	(47,066,882)	(42,179,003)

Total stockholders’ equity	9,844,376	14,622,115

Total liabilities and stockholders’ equity	$12,545,202	$16,789,245

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Period from January 4, 2002 (date of inception) to June 30,
	2013	2012	2013	2012	2013
Revenues—government grant	$—	$—	$—	$—	$488,958
Operating costs and expenses:
Research and development	2,132,038	532,741	3,224,339	1,260,068	31,527,644
General and administrative	521,491	534,623	1,134,620	1,172,006	17,801,911

Total operating costs and expenses	2,653,529	1,067,364	4,358,959	2,432,074	49,329,555

Loss from operations	(2,653,529)	(1,067,364)	(4,358,959)	(2,432,074)	(48,840,597)
Interest income	8,526	1,365	14,993	2,682	1,507,758
Change in fair value of warrants liability	(498,587)	776,919	(543,913)	1,051,126	265,957

Loss before income taxes	(3,143,590)	(289,080)	(4,887,879)	(1,378,266)	(47,066,882)
Provision for income taxes	—	—	—	—	—

Net loss	$(3,143,590)	$(289,080)	$(4,887,879)	$(1,378,266)	$(47,066,882)

Loss per share – basic and diluted	$(0.08)	$(0.01)	$(0.12)	$(0.05)

Weighted average shares outstanding – basic and diluted	41,445,413	26,851,410	41,433,118	25,781,106

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2013

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2012	$—	$41,421	$56,759,697	$(42,179,003)	$14,622,115
Issuance of stock options for services	—	—	86,640	—	86,640
Issuance of common stock, net	—	50	23,450	—	23,500
Net loss	—	—	—	(4,887,879)	(4,887,879)

Balance at June 30, 2013	$—	$41,471	$56,869,787	$(47,066,882)	$9,844,376

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended, June 30,		Cumulative Period from January 4, 2002 (date of inception) through June 30,
	2013	2012	2013
Operating Activities:
Net loss	$(4,887,879)	$(1,378,266)	$(47,066,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,070	5,511	175,948
Stock-based compensation	86,640	90,180	6,048,840
Change in fair value of warrants liability	543,913	(1,051,126)	(265,957)
(Increase) decrease in:
Prepaid expenses and deposits	195,045	32,328	(1,123,313)
Increase (decrease) in:
Accounts payable	(917,381)	(40,951)	448,282
Accrued expenses and other liabilities	907,164	(103,322)	1,146,692

Net cash used in operating activities	(4,061,428)	(2,445,646)	(40,636,390)
Investing Activities:
Capital expenditures	(9,432)	(6,881)	(164,640)
Proceeds from (purchase of) short term investments	1,021,977	—	(6,482,467)
Proceeds from (purchase of) certificates of deposit	2,494,520	—	(4,008,305)

Net cash provided by (used in) investing activities	3,507,065	(6,881)	(10,655,412)
Financing Activities:
Proceeds from issuance of common stock and warrants, net	—	3,938,303	43,138,942
Proceeds from issuance of preferred stock, net	—	—	3,895,597
Proceeds from issuance of convertible promissory note	—	—	5,000,000
Proceeds from exercise of warrants	—	—	16,249
Proceeds from exercise of options	23,500	—	23,500
Payment of employee withholding tax related to restricted stock units	—	—	(3,410)

Net cash provided by financing activities	23,500	3,938,303	52,070,878

Net (decrease) increase in cash	(530,863)	1,485,776	779,076
Cash and cash equivalents at beginning of period	1,409,939	6,029,067	100,000

Cash and cash equivalents at end of period	$879,076	$7,514,843	$879,076

Supplemental disclosures of non-cash investing and financing activity
Non-cash incentive received from lessor	$—	$—	$52,320
Exercise of liability classified warrants for common stock	$—	$—	$16,875
Conversion of note for common stock	$—	$—	$5,000,000

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceutical Partners, Inc. (the Company) is a development-stage specialty pharmaceutical company focused on the development and commercialization of novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS) and infantile spasms.

The Company has incurred operating losses in each period from inception through June 30, 2013. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

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

The Company may raise required funds through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s drug candidates or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

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

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in the 2012 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period or for the full 2013 fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of certificates of deposit and money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

e.	CERTIFICATES OF DEPOSIT. The certificates of deposit were issued by a banking institution and are recorded at cost plus accrued interest. The original maturity was greater than three months but did not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at June 30, 2013 and December 31, 2012 approximates fair value.

f.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of June 30, 2013 and December 31, 2012 short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at June 30, 2013 and December 31, 2012 were considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company charges realized gains and losses and unrealized gains and losses to earnings. Unrealized losses for the three and six months ended June 30, 2013 were nominal.

g.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid research fees, prepaid insurance and prepaid subscription fees. Prepaid research fees consists of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

h.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At June 30, 2013 and December 31, 2012, the fair value of these instruments approximated their carrying value.

2.	Basis of Presentation and Significant Accounting Policies (continued).

i.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Fair Value Measurements at Reporting Date Using
	Balances as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,008,305	$—	$4,008,305	$—

Short-term investments	$6,482,467	$6,482,467	$—	$—

Warrants liability	$1,042,500	$—	$—	$1,042,500

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$6,502,825	$—	$6,502,825	$—

Short-term investments	$7,504,444	$7,504,444	$—	$—

Warrants liability	$498,587	$—	$—	$498,587

2.	Basis of Presentation and Significant Accounting Policies (continued).

j.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants to purchase shares of the Company’s common stock in connection with a registered direct offering under the 2010 Shelf Registration Statement. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations.

k.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all share-based payments to employees, directors, consultants and scientific advisors, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of June 30, 2013, there were outstanding stock options to purchase 3,511,202 shares of common stock, of which stock options to purchase 2,827,870 shares of common stock were exercisable as of June 30, 2013.

For the three and six month periods ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Research and development	$21,612	$18,303	$40,375	$36,605
General and administrative	23,276	26,787	46,265	53,575

Total stock-based compensation	$44,888	$45,090	$86,640	$90,180

l.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

2.	Basis of Presentation and Significant Accounting Policies (continued).

m.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30,
	2013	2012
Options to purchase common stock	3,511,202	3,479,108
Warrants to purchase common stock	8,710,870	7,523,370

Potential equivalent common stock excluded	12,222,072	11,002,478

Potentially dilutive options to purchase common stock as of June 30, 2013 and 2012 have exercise prices ranging from $0.47 to $6.00 and $0.69 to $6.00, respectively. Potentially dilutive warrants to purchase common stock as of June 30, 2013 have exercise prices ranging from $1.04 to $2.08. Potentially dilutive warrants to purchase common stock as of June 30, 2012 have exercise prices ranging from $1.04 to $1.30.

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

3.	Warrants Liability, at Fair Value (continued).

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

	June 30, 2013	December 31, 2012
Risk free interest rate	0.98%	0.60%
Expected term	3.84 years	4.34 years
Expected volatility	130%	136%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the three and six month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fair value, beginning of period	$543,913	$1,371,033	$498,587	$1,645,240
Issuance of warrants	—	—	—	—
Exercise of warrants	—	—	—	—
Change in fair value	498,587	(776,919)	543,913	(1,051,126)

Fair value, end of period	$1,042,500	$594,114	$1,042,500	$$594,114

The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses.

Prepaid expenses consist of the following:

	June 30, 2013	December 31, 2012
Prepaid research fees	$925,861	$1,138,185
Prepaid insurance	131,995	143,520
Prepaid subscription fees	40,604	12,369
Prepaid rent	5,957	683
Other	10,008	14,713

Total prepaid expenses	$1,114,425	$1,309,470

5.	Property and Equipment.

Property and equipment, net consists of the following:

	June 30, 2013	December 31, 2012
Computer equipment	$81,551	$74,191
Furniture and equipment	51,523	49,451

	133,074	123,642
Less: Accumulated depreciation	(81,033)	(69,963)

Total property and equipment, net	$52,041	$53,679

Depreciation expense was $5,706 and $2,710 and $11,070 and $5,511, respectively, for the three and six month periods ended June 30, 2013 and 2012.

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	June 30, 2013	December 31, 2012
Accrued pre-clinical and clinical trial expenses	$1,013,949	$197,572
Accrued professional fees	96,570	51,050
Accrued compensation and benefits	31,256	5,949
Accrued license fees	42,500	15,000
Deferred rent	1,752	765
Other	3,364	10,666

Current accrued expenses and other liabilities	1,189,391	281,002
Deferred rent- non-current	20,653	21,878

Non-current accrued expenses and other liabilities	20,653	21,878

Total accrued expenses and other liabilities	$1,210,044	$302,880

7.	Commitments.

a.	LICENSE AGREEMENT WITH BROOKHAVEN. The Company has entered into a license agreement with Brookhaven Science Associates, LLC, as operator of Brookhaven National Laboratory under contract with the United States Department of Energy (Brookhaven), whereby the Company has obtained an exclusive license for several patents and patent applications in the U.S. and outside the U.S. relating to the use of vigabatrin as a treatment for cocaine, other addictions and obsessive-compulsive disorders. This license agreement runs concurrently with the term of the last to expire of the licensed patents, the last of which currently expires in 2023. The Company paid a fee to obtain the license of $50,000. Under the license agreement, the Company has agreed to pay Brookhaven a fee of $100,000 in the year of new drug application (NDA) approval of CPP-109, $250,000 in each of the second and third years following approval and $500,000 per year thereafter until the license agreement expires. The Company is also obligated to reimburse Brookhaven for certain of their patent related expenses. The Company believes that as of June 30, 2013 and December 31, 2012, it had a contingent liability of approximately $166,000 related to this obligation. Of these costs, approximately $69,000 will become payable in six equal monthly installments at the time the Company submits an NDA to the U.S. Food and Drug Administration (FDA), and the remaining $97,000 will be due commencing within 60 days of obtaining FDA regulatory approval to sell any product covered by the license agreement. The Company also has the right to enter into sub-license agreements, and if it does, a royalty of 20% of any sub-license fees will be payable to Brookhaven.

Brookhaven has formally advised the Company that they believe that the amount potentially due from the Company to Brookhaven for reimbursement of patent related expenses is approximately $1.3 million. The Company has advised Brookhaven that it disputes their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by the Company of an NDA for CPP-109. As the Company has not yet filed an NDA for CPP-109, no amounts relating to this matter are accrued in the accompanying June 30, 2013 and December 31, 2012 condensed balance sheets.

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

Under the license agreement with Northwestern, the Company will be responsible for continued research and development of any resulting product candidates. As of June 30, 2013, the Company has paid $241,590 in connection with the license and has accrued license fees of $42,500 in the accompanying June 30, 2013 condensed balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $150,000 is due on the earlier of successful completion of the first Phase II clinical trial of CPP-115 or August 27, 2015.

c.	LICENSE AGREEMENT WITH NEW YORK UNIVERSITY AND THE FEINSTEIN INSTITUTE FOR MEDICAL RESEARCH. On December 13, 2011, the Company entered into a license agreement with New York University (NYU) and the Feinstein Institute for Medical Research (FIMR) under which it acquired worldwide rights to commercialize GABA aminotransferase inhibitors in the treatment for Tourette Syndrome. The Company is obligated to pay certain milestone payments in future years relating to clinical development activities and royalties on any products resulting from the license agreement.

d.	LICENSE AGREEMENT WITH BIOMARIN. On October 26, 2012, the Company entered into a strategic collaboration with BioMarin Pharmaceutical, Inc. (BioMarin) for Firdapse™. The key components of the collaboration include: (i) the Company licensed the exclusive North American rights to Firdapse™ pursuant to a License Agreement, dated as of October 26, 2012 (the License Agreement) between the Company and BioMarin, and (ii) BioMarin made a $5,000,000 investment in the Company pursuant to the terms of a Convertible Promissory Note and Note Purchase Agreement, dated as of October 26, 2012 (the Investment Agreement). The Investment Agreement provides that the Company will use the $5 million solely for the purpose of developing Firdapse™.

Initially, the $5,000,000 investment from BioMarin was treated as a loan to the Company. However, on December 10, 2012, the loan automatically converted, at a conversion rate of $0.75 per share, into 6,666,667 shares of the Company’s authorized but unissued common stock.

As part of the License Agreement, the Company has taken over a Phase III Trial previously being conducted by BioMarin and is obligated to use its diligent efforts to seek to obtain regulatory approval for and to commercialize Firdapse™ in the United States. The Company is obligated to use diligent efforts to complete the double-blind treatment phase of the Phase III trial within 24 months of entering into the License Agreement, and BioMarin has the right to terminate the License Agreement if such treatment phase has not been completed in such 24-month period (unless the Company is using diligent effort to pursue the completion of such treatment phase and has spent at least $5 million in connection with the conduct of the Phase III Trial during such 24 month period). As of June 30, 2013, the Company had disbursed approximately $2.1 million in connection with expenses related to the Phase III trial, and the Company anticipates that the remaining $2.9 million will be expended during 2013.

As part of the License Agreement, the Company has agreed: (i) to pay BioMarin certain royalty payments based on net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed certain royalty payments based on net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse™ for the treatment of LEMS, and approximately $7.2 million of which will be due upon the unconditional approval by the FDA of an NDA for Firdapse™ for the treatment of LEMS). The Company has also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin if such studies are required as a condition for approval of the product by the FDA. However, no such payments will be due until the Company has filed an NDA for Firdapse™.

7.	Commitments (continued).

e.	AGREEMENTS FOR DRUG DEVELOPMENT, PRE-CLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of drug and study placebo for the Company’s trials and studies, with contract research organizations (CRO) to conduct and monitor the Company’s trials and studies and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, these agreements are cancellable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

8.	Income Taxes.

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

9.	Stockholders’ Equity (continued).

2012 Form S-1 Registration Statement

On May 24, 2012, the Company sold 6,000,000 shares of its common stock together with common stock purchase warrants to purchase 6,000,000 shares of the Company’s common stock, at a price of $0.80 per share and corresponding warrant. These securities were issued pursuant to a Form S-1 registration statement that became effective on May 23, 2012 (file no. 333-180167). The Company received gross proceeds of approximately $4.8 million from this offering, before underwriting commission and other expenses totaling approximately $795,000. The May 2012 warrants, which expire five years from their date of issuance and have an exercise price of $1.04 per share, have been accounted for as equity instruments, since they do not contain features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity.

Nasdaq Listing

The Company’s common stock currently trades on the Nasdaq Capital Market. On December 24, 2012, the Company received a staff deficiency letter from The Nasdaq Stock Market (Nasdaq) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Nasdaq Listing Rules (the Rules) require listed securities to maintain a minimum bid price of $1.00 per share and, based on the then closing bid prices for the last 30 consecutive business days, the Company no longer met that requirement. Under the Rules, the Company had a grace period of 180 days, or until June 24, 2013, to regain compliance. On June 25, 2013, the Company received a letter from the Listing Qualifications Staff of the Nasdaq indicating that the Company has been granted an additional 180 days (until December 23, 2013) to regain compliance with the minimum bid price requirement. If at any time within the grace period the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Stock Market will provide the Company with a written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with the Rules prior to the expiration of the grace period, the Company may request a hearing from a Nasdaq Listing Qualifications Panel, which will stay the delisting and allow the Company to present its plan to regain compliance. See Note 12.

10.	Stock Compensation.

Stock Options

During the three and six month periods ended June 30, 2013, the Company granted five-year options to purchase an aggregate of 40,000 shares and 115,000 shares, respectively, of the Company’s common stock to certain employees. No options were granted during the three and six month periods ended June 30, 2012. The Company recorded stock-based compensation related to stock options totaling $44,888 and $45,090 and $86,640 and $90,180 during the three and six month periods ended June 30, 2013 and 2012, respectively. No options vested during the three and six month periods ended June 30, 2013 and 2012.

During the three month period ended June 30, 2013, options to purchase 50,000 shares of the Company’s common stock were exercised with proceeds of $23,500. During the six month period ended June 30, 2012, options to purchase 195,000 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 40,100 shares of the Company’s common stock.

As of June 30, 2013, there was approximately $200,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 1.58 years.

11.	Related Party Transactions.

The Company has consulting arrangements with its Chief Medical Officer and with several members of its Scientific Advisory Board. During the three and six month periods ended June 30, 2013 and 2012, the Company paid approximately $2,500 and $10,000, and $5,000 and $21,000 respectively, in consulting fees to related parties.

12.	Subsequent Events.

Subsequent to quarter end on August 2, 2013, the Company received notice from Nasdaq confirming that as a result of the Company’s common stock closing with a bid price of at least $1.00 for at least ten consecutive trading days, the Company had regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. See Note 9.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business, trends in our industry, as well as a discussion regarding recent developments in our business.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the second quarter of fiscal 2013.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three and six month periods ended June 30, 2013 as compared to the same periods ended June 30, 2012.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments.

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

Overview

We are a development-stage specialty pharmaceutical company focused on the development and commercialization of novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and disorders. We have three pharmaceutical products in development:

•

Firdapse™. In October 2012, we licensed the North American rights to Firdapse™, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (“BioMarin”). As part of our agreements with BioMarin, we have taken over the sponsorship of an ongoing Phase III clinical trial evaluating Firdapse for the treatment of Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. The trial is designed as a randomized double-blind, placebo-controlled discontinuation study followed by an open-label extension period in approximately 36-patients across twelve sites in the United States and Europe. We expect to add up to an additional 15 sites in the United States, Canada, South America and Europe in the near future. We hope to have the top-line results from the double-blind portion of this Phase III trial during the second quarter of 2014. Amifampridine phosphate has been granted Orphan Drug Designation by the U.S. Food & Drug Administration, or FDA, for the treatment of LEMS, making us eligible to be granted a seven-year marketing exclusivity if we are the first pharmaceutical company to obtain approval of an NDA for our formulation. We also hope to evaluate Firdapse for the treatment of other central nervous system (CNS) orphan indications such as Congenital Myasthenic Syndrome and Myasthenia Gravis.

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

•

CPP-109. For several years, we evaluated CPP-109 (our formulation of vigabatrin, another GABA aminotransferase inhibitor) for the treatment of cocaine addiction. However, CPP-109 recently failed to meet the primary and two key secondary endpoints in a Phase II(b) trial for cocaine addiction. As a result, we are no longer focusing our efforts on evaluating CPP-109 for addiction. An academic investigator proof-of-concept study evaluating the use of CPP-109 for the treatment of Tourette Syndrome is currently ongoing and, if the results of that study show evidence of reduced number of tics, we will likely seek to develop CPP-109 (and/or CPP-115, which has the same mechanism of action as CPP-109), for this indication.

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

Warrants Liability

We issued warrants to purchase shares of our common stock as part of the equity financing that we completed in October 2011. In accordance with U.S. generally accepted accounting principles, we have recorded the fair value of the warrants as a liability in the accompanying balance sheets at June 30, 2013 and December 31, 2012 using a Black-Scholes option-pricing model. We will remeasure the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of June 30, 2013 and December 31, 2012, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Results of Operations

Revenues.

We had no revenues for the three and six month periods ended June 30, 2013 and 2012.

Research and Development Expenses.

Research and development expenses for the three and six months periods ended June 30, 2013 and 2012 were $2,132,038 and $532,741, and $3,224,339 and $1,260,068 respectively, including stock-based compensation expense in each of the three and six month periods of $21,612 and $18,302 and $40,375 and $36,605, respectively. Research and development expenses, in the aggregate, represented approximately 80% and 50%, and 74% and 52%, respectively, of total operating costs and expenses for the three and six month periods ended June 30, 2013 and 2012. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees. Expenses for research and development for the six month period ended June 30, 2013 increased compared to amounts expended in the same period in 2012 as we continued to incur costs associated with our currently ongoing phase III trial of Firdapse™ for the treatment of LEMS. Expenses for the comparable period in 2012 included expenses related to NIDA/VA Phase II(b) clinical trial evaluating CPP-109 for use in the treatment of cocaine addiction and our Phase I(a) human clinical safety study for CPP-115. As a result of our ongoing and projected studies and trials required for an NDA filing for Firdapse, we expect that costs related to research and development activities will continue to be substantial in 2013 and 2014.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three and six month periods ended June 30, 2013 and 2012. We anticipate that we will begin to incur sales and marketing expenses when we file NDA’s for our product candidates, in order to develop a sales organization to market products we may develop upon the receipt of required approvals.

General and Administrative Expenses.

General and administrative expenses for the three and six months ended June 30, 2013 and 2012 were $521,491 and $534,623 and $1,134,620 and $1,172,006, respectively, including stock-based compensation expense in each of the three and six month periods of $23,276 and $26,787 and $46,265 and $53,575, respectively. General and administrative expenses represented 20% and 50% and 26% and 48%, respectively, of total operating costs and expenses for the three and six month periods ended June 30, 2013 and 2012. General and administrative expenses for the six months ended June 30, 2013 were comparable to those of the same period in 2012.

Stock-Based Compensation.

Total stock-based compensation for the three and six month periods ended June 30, 2013 and 2012 was $44,888 and $45,090 and $86,640 and $90,180, respectively. Stock-based compensation was comparable to those of the same period in 2012.

Change in fair value of warrants liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of these warrants is recorded in the liability section of the balance sheet and was estimated at $1,042,500 and $498,587 at June 30, 2013 and December 31, 2012, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the three and six months ended June 30, 2013, we recognized losses of $498,587 and $543,913, respectively, due to the change in the fair value of the warrants liability. The losses during the three and six months ended June 30, 2013 were principally a result of the increase of our stock price between March 31, 2013 and June 30, 2013 and December 31, 2012 and June 30, 2013, respectively. Future changes in the fair value of the warrants liability will be primarily due to fluctuations in the value of our common stock.

Interest Income.

We reported interest income in all periods relating to our investment of funds received from offerings of our securities. The increase in interest income in the three and six month periods ended June 30, 2013 when compared to the same periods in 2012 is due to higher average investment balances slightly offset by lower interest rates. These proceeds were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations.

Income taxes.

We have incurred net operating losses since inception. For the three and six month periods ended June 30, 2013 and 2012, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At June 30, 2013, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $11.4 million and working capital of $10.8 million. At December 31, 2012, we had cash and cash equivalents, certificates of deposit and short term investments aggregating $15.4 million and working capital of $15.1 million. At June 30, 2013, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits throughout the quarter.

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

We hope to raise additional funds to support our product development activities and working capital requirements through public or private equity offerings, corporate collaborations or other means. We also intend to seek governmental grants for a portion of the required funding for our clinical trials and pre-clinical trials. We may also seek to raise capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our drug candidates or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Cash Flows

Net cash used in operating activities was $4,061,428 and $2,445,646, respectively, for the six month periods ended June 30, 2013 and 2012. During the six months ended June 30, 2013, net cash used in operating activities was primarily attributable to our net loss of $4,887,879, and a decrease in accounts payable of $917,381. This was partially offset by an increase of $907,164 in accrued expenses and other liabilities, a decrease of $195,045 in prepaid expenses and deposits, $543,913 of non-cash change in fair value of warrants liability and $97,710 of other non-cash expenses. During the six months ended June 30, 2012, net cash used in operating activities was primarily attributable to our net loss of $1,378,266, a $1,051,126 non-cash change in fair value of warrants liability, a $40,951 decrease in accounts payable and a $103,322 decrease in accrued expenses and other liabilities. This was offset in part by $95,691 of other non-cash expenses and a decrease of $32,328 in prepaid expenses and deposits. Other non-cash expenses include depreciation and stock-based compensation expense.

Net cash provided by investing activities during the six months period ended June 30, 2013 was $3,507,065, consisting primarily of redemptions of investments of $3,516,497, offset by purchases of furniture and computer equipment of $9,432. Net cash used in investing activities during the six month period ended June 30, 2012 was $6,881 for the purchase of furniture and equipment.

Net cash provided by financing activities during the six month period ended June 30, 2013 was $23,500, consisting of proceeds from the exercise of stock options. Net cash provided by financing activities during the six month period ended June 30, 2012 was $3,938,303, consisting of the net proceeds from the sale of common stock and warrants through a secondary public offering.

Contractual Obligations

We have entered into the following contractual arrangements:

•

Payments to BioMarin and others under our license agreement. We have agreed: (i) to pay BioMarin certain royalty payments based on our net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed to us certain royalty payments based on our net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse for the treatment of LEMS, and approximately $7.2 million of which will be due upon the unconditional approval by the FDA of an NDA for Firdapse for the treatment of LEMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin if such studies are required as a condition for approval of the product by the FDA. However, no such payments will be due until the FDA has accepted for filing an NDA for Firdapse.

•

Payments for Firdapse development. Based on current available information, we estimate that the total product development costs for Firdapse, excluding third-party milestone payments, will be approximately $20 million. At June 30, 2013, we had paid approximately $2.1 million of this amount and had prepaid research fees of $875,000, accounts payable of approximately $298,000 and accrued liabilities of approximately $1,014,000 in the accompanying condensed balance sheet in connection with related agreements. Under our license agreement with BioMarin, we are obligated to spend at least $5 million in connection with the Phase III trial of Firdapse during the two years following the date of the license agreement (October 26, 2012). We currently expect that we will spend more than $5 million on the Phase III trial during 2013.

•

Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $241,590, had accrued liabilities of $42,500, at June 30, 2013 in the accompanying condensed balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $150,000 is due on the earlier of August 27, 2015 or the successful completion of the first Phase II trial of CPP-115.

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $406,000 per annum in 2013. The agreement expires in November 2013.

•	Leases for office space. We have entered into a lease agreement for our office space that requires payments of approximately $6,000 per month.

Dispute with Brookhaven

Brookhaven has formally advised us that they believe that the amount due them for patent related expenses under our license agreement with them was approximately $1.3 million as of June 30, 2013 and as of December 31, 2012. We believe that we are only liable to Brookhaven for approximately $166,000, and we have advised Brookhaven that we dispute their determination of patent-related expenses due under the license agreement. There can be no assurance as to the outcome of this matter. In any event, no patent-related expenses are due to Brookhaven under the license agreement until the submission by us of an NDA for CPP-109. See Note 7(a) to Notes to Unaudited Condensed Financial Statements in the accompanying financial statements.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of June 30, 2013 and December 31, 2012 were not material. We have an operating lease for our corporate office facility. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. The forward-looking statements made in this report are based on current expectations that involve numerous risks and uncertainties.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K we are not required to provide the information required by this section.

ITEM 4.	CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended June 30, 2013, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

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

Date: August 14, 2013

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