Form 10-Q
period 2014-03-31
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2014-05-15
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 67,169,383 shares of common stock, $0.001 par value per share, were outstanding as of May 13, 2014.

CATALYST PHARMACEUTICAL PARTNERS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed balance sheets at March 31, 2014 (unaudited) and December 31, 2013	3

	Condensed statements of operations for the three months ended March 31, 2014 and 2013 and from January 4, 2002 (date of inception) through March 31, 2014 (unaudited)	4

	Condensed statement of stockholders’ equity for the three months ended March 31, 2014 (unaudited)	5

	Condensed statements of cash flows for the three months ended March 31, 2014 and 2013 and from January 4, 2002 (date of inception) through March 31, 2014 (unaudited)	6

	Notes to unaudited condensed financial statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	28

Item 1A.	RISK FACTORS	28

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	MINE SAFETY DISCLOSURE	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	28

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,072,465	$2,215,958
Certificates of deposit	3,712,961	4,011,576
Short-term investments	16,499,324	17,483,062
Prepaid expenses	883,293	1,609,442

Total current assets	22,168,043	25,320,038
Property and equipment, net	52,649	40,628
Deposits	8,888	8,888

Total assets	$22,229,580	$25,369,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$932,105	$850,789
Accrued expenses and other liabilities	1,504,621	1,288,820

Total current liabilities	2,436,726	2,139,609

Accrued expenses and other liabilities, non-current	18,011	19,131
Warrants liability, at fair value	2,136,539	1,819,562

Total liabilities	4,591,276	3,978,302

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 54,145,633 shares and 54,132,937 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	54,146	54,133
Additional paid-in capital	75,728,876	75,670,718
Deficit accumulated during the development stage	(58,144,718)	(54,333,599)

Total stockholders’ equity	17,638,304	21,391,252

Total liabilities and stockholders’ equity	$22,229,580	$25,369,554

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,		Cumulative Period from January 4, 2002 (date of inception) to March 31, 2014
	2014	2013

Revenues – government grant	$—	$—	$488,958

Operating costs and expenses:
Research and development	2,748,683	1,092,301	39,148,762
General and administrative	759,682	613,129	19,641,857

Total operating costs and expenses	3,508,365	1,705,430	58,790,619

Loss from operations	(3,508,365)	(1,705,430)	(58,301,661)
Interest income	32,760	6,467	1,572,946
Change in fair value of warrants liability	(335,514)	(45,326)	(1,416,003)

Loss before income taxes	(3,811,119)	(1,744,289)	(58,144,718)
Provision for income taxes	—	—	—

Net loss	$(3,811,119)	$(1,744,289)	$(58,144,718)

Net loss per share – basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding – basic and diluted	54,138,580	41,420,687

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2014

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2013	$—	$54,133	$75,670,718	$(54,333,599)	$21,391,252
Issuance of stock options for services	—	—	23,130	—	23,130
Exercise of warrants for common stock		13	35,028	—	35,041
Net loss	—	—	—	(3,811,119)	(3,811,119)

Balance at March 31, 2014	$—	$54,146	$75,728,876	$(58,144,718)	$17,638,304

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended, March 31,		Cumulative Period from January 4, 2002 (date of inception) through March 31,
	2014	2013	2014
Operating Activities:
Net loss	$(3,811,119)	$(1,744,289)	$(58,144,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,285	5,364	192,646
Stock-based compensation	23,130	41,752	6,161,185
Change in fair value of warrants liability	335,514	45,326	1,416,003
(Increase) decrease in:
Prepaid expenses and deposits	726,149	66,685	(892,181)
Increase (decrease) in:
Accounts payable	81,316	(798,478)	932,105
Accrued expenses and other liabilities	214,681	134,436	1,459,280

Net cash used in operating activities	(2,425,044)	(2,249,204)	(48,875,680)

Investing Activities:
Capital expenditures	(17,306)	(9,433)	(181,946)
Proceeds (purchase) of short term investments	983,738	(2,702)	(16,499,324)
Proceeds (purchase) of certificates of deposit	298,615	1,497,445	(3,712,961)

Net cash provided by (used in) investing activities	1,265,047	1,485,310	(20,394,231)

Financing Activities:
Proceeds from issuance of common stock and warrants, net	—	—	57,210,636
Proceeds from issuance of preferred stock, net	—	—	3,895,597
Proceeds from issuance of convertible promissory note	—	—	5,000,000
Proceeds from exercise of warrants	16,504	—	4,116,053
Proceeds from exercise of options	—	—	23,500
Payment of employee withholding tax related to restricted stock units	—	—	(3,410)

Net cash provided by financing activities	16,504	—	70,242,376

Net (decrease) increase in cash and cash equivalents	(1,143,493)	(763,894)	972,465
Cash and cash equivalents at beginning of period	2,215,958	1,409,939	100,000

Cash and cash equivalents at end of period	$1,072,465	$646,045	$1,072,465

Non-cash investing and financing activity
Non-cash incentive received from lessor	$—	$—	$52,320
Exercise of liability classified warrants for common stock	$18,537	$—	$604,796
Conversion of note for common stock	$—	$—	$5,000,000

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

The Company has incurred operating losses in each period from inception through March 31, 2014. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

Capital Resources

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the SEC to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. Subsequent to quarter end, on April 3, 2014, the Company offered for sale 13,023,750 shares of its common stock in an underwritten public offering under the 2014 Shelf Registration Statement, raising net proceeds of approximately $26.8 million. See Note 12. While there can be no assurance, based on currently available information, the Company estimates that it has sufficient working capital (excluding the proceeds of its recently completed public offering) to support its operations through the end of 2014.

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

2.	Basis of Presentation and Significant Accounting Policies.

a.	DEVELOPMENT STAGE COMPANY. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage and the Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles applicable to a development stage company. The Company’s primary focus is on the development and commercialization of its drug candidates.

2.	Basis of Presentation and Significant Accounting Policies (continued).

b.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 included in the 2013 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period or for the full 2014 fiscal year.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

e.	CERTIFICATES OF DEPOSIT. The certificates of deposit are issued by a banking institution and are recorded at cost plus accrued interest. The original maturity is greater than three months but does not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at March 31, 2014 and December 31, 2013 approximates fair value.

f.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of March 31, 2014 and December 31, 2013 short-term investments consisted of money market funds and a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at March 31, 2014 and December 31, 2013 were considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Realized and unrealized gains(losses) for the three months ended March 31, 2014 and 2013 were nominal.

g.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid research fees, prepaid insurance and prepaid subscription fees. Prepaid research fees consists of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

h.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At March 31, 2014 and December 31, 2013, the fair value of these instruments approximated their carrying value.

2.	Basis of Presentation and Significant Accounting Policies (continued).

i.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

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

	Fair Value Measurements at Reporting Date Using
	Balances as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,831	$7,831	$—	$—

Certificates of deposit	$3,712,961	$—	$3,712,961	$—

Short-term investments	$16,499,324	$16,499,324	$—	$—

Warrants liability	$2,136,539	$—	$—	$2,136,539

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,693	$25,693	$—	$—

Certificates of deposit	$4,011,576	$—	$4,011,576	$—

Short-term investments	$17,483,062	$17,483,062	$—	$—

Warrants liability	$1,819,562	$—	$—	$1,819,562

2.	Basis of Presentation and Significant Accounting Policies (continued).

j.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering under the Company’s 2010 Shelf Registration Statement. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations. As of March 31, 2014, 1,242,174 of the 2011 warrants remained outstanding.

k.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all share-based payments to employees, directors, consultants and scientific advisors, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of March 31, 2014, there were outstanding stock options to purchase 3,426,906 shares of common stock, of which stock options to purchase 3,086,905 shares of common stock were exercisable as of March 31, 2014.

For the three month periods ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2014	2013
Research and development	$11,873	$18,763
General and administrative	11,257	22,989

Total stock-based compensation	$23,130	$41,752

l.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

2.	Basis of Presentation and Significant Accounting Policies (continued).

m.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31,
	2014	2013
Options to purchase common stock	3,426,906	3,656,535
Warrants to purchase common stock	4,835,924	8,710,870

Potential equivalent common stock excluded	8,262,830	12,367,405

Potentially dilutive options to purchase common stock as of March 31, 2014 and 2013 have exercise prices ranging from $0.47 to $6.00. Potentially dilutive warrants to purchase common stock as of March 31, 2014 and 2013 have exercise prices ranging from $1.04 to $2.08.

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

3.	Warrants Liability, at Fair Value (continued).

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

	March 31, 2014	December 31, 2013
Risk free interest rate	0.94%	0.94%
Expected term	3.09 years	3.34 years
Expected volatility	111%	108%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the three month periods ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Fair value, beginning of period	$1,819,562	$498,587
Issuance of warrants	—	—
Exercise of warrants	(18,537)	—
Change in fair value	335,514	45,326

Fair value, end of period	$2,136,539	$543,913

During the three month period ended March 31, 2014, 12,696 of the 2011 warrants were exercised, with proceeds to the Company of $16,504. The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses.

Prepaid expenses consist of the following:

	March 31, 2014	December 31, 2013
Prepaid research fees	$534,139	$1,334,149
Prepaid insurance	170,617	219,651
Prepaid subscription fees	46,145	24,643
Prepaid offering costs	66,880	—
Prepaid rent	6,686	7,848
Other	58,826	23,151

Total prepaid expenses	$883,293	$1,609,442

5.	Property and Equipment.

Property and equipment, net consists of the following:

	March 31, 2014	December 31, 2013
Computer equipment	$81,551	$81,551
Furniture and equipment	63,001	51,523

	144,552	133,074
Less: Accumulated depreciation	(91,903)	(92,446)

Total property and equipment, net	$52,649	$40,628

Depreciation expense was $5,285 and $5,364, respectively, for the three month periods ended March 31, 2014 and 2013. The Company has executed a noncancellable operating lease agreement for its corporate offices. During February 2014, the Company entered into the second amendment of the lease for an additional contiguous space under substantially the same terms.

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2014	December 31, 2013
Accrued pre-clinical and clinical trial expenses	$1,139,264	$1,083,749
Accrued professional fees	224,285	117,240
Accrued compensation and benefits	54,671	14,539
Accrued license fees	78,750	65,000
Deferred rent	3,254	2,746
Other	4,397	5,546

Current accrued expenses and other liabilities	1,504,621	1,288,820

Deferred rent- non-current	18,011	19,131

Non-current accrued expenses and other liabilities	18,011	19,131

Total accrued expenses and other liabilities	$1,522,632	$1,307,951

7.	Commitments and Contingencies.

a.	LICENSE AGREEMENT WITH NORTHWESTERN UNIVERSITY. On August 27, 2009, the Company entered into a license agreement with Northwestern University (Northwestern), under which it acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin that have been discovered by Northwestern. Under the terms of the license agreement, Northwestern granted the Company an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. The Company has identified and designated the lead compound under this license as CPP-115.

Under the license agreement with Northwestern, the Company will be responsible for continued research and development of any resulting product candidates. As of March 31, 2014, the Company has paid $246,590 in connection with the license and has accrued license fees of $78,750 in the accompanying March 31, 2014 condensed balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $150,000 is due on the earlier of successful completion of the first Phase 2 clinical trial of CPP-115 or August 27, 2015.

b.	LICENSE AGREEMENT WITH NEW YORK UNIVERSITY AND THE FEINSTEIN INSTITUTE FOR MEDICAL RESEARCH. On December 13, 2011, the Company entered into a license agreement with New York University (NYU) and the Feinstein Institute for Medical Research (FIMR) under which it acquired worldwide rights to commercialize GABA aminotransferase inhibitors in the treatment for Tourette Syndrome. The Company is obligated to pay certain milestone payments in future years relating to clinical development activities and royalties on any products resulting from the license agreement.

c.	LICENSE AGREEMENT WITH BIOMARIN. On October 26, 2012, the Company entered into a strategic collaboration with BioMarin Pharmaceutical, Inc. (BioMarin) for Firdapse™. The key components of the collaboration include: (i) the Company licensed the exclusive North American rights to Firdapse™ pursuant to a License Agreement, dated as of October 26, 2012 (the License Agreement) between the Company and BioMarin, and (ii) BioMarin made a $5,000,000 investment in the Company pursuant to the terms of a Convertible Promissory Note and Note Purchase Agreement, dated as of October 26, 2012 (the Investment Agreement). The Investment Agreement provides that the Company will use the $5 million solely for the purpose of developing Firdapse™.

7.	Commitments and Contingencies (continued).

Initially, the $5,000,000 investment from BioMarin was treated as a loan to the Company. However, on December 10, 2012, the loan automatically converted, at a conversion rate of $0.75 per share, into 6,666,667 shares of the Company’s authorized but unissued common stock.

As part of the License Agreement, the Company has taken over a Phase 3 Trial previously being conducted by BioMarin and is obligated to use its diligent efforts to seek to obtain regulatory approval for and to commercialize Firdapse™ in the United States. The Company is obligated to use diligent efforts to complete the double-blind treatment phase of the Phase 3 trial within 24 months of entering into the License Agreement, and BioMarin has the right to terminate the License Agreement if such treatment phase has not been completed in such 24-month period (unless the Company is using diligent effort to pursue the completion of such treatment phase and has spent at least $5 million in connection with the conduct of the Phase 3 Trial during such 24 month period). As of March 31, 2014, the Company had disbursed more than $5 million in connection with expenses related to the Phase 3 Trial.

As part of the License Agreement, the Company has agreed: (i) to pay BioMarin certain royalty payments based on net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed certain royalty payments based on net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse™ for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse™ for the treatment of LEMS). The Company has also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin. Subsequent to quarter-end, during April 2014 the Company entered into an amendment to the BioMarin license. See Note 12.

d.	AGREEMENTS FOR DRUG DEVELOPMENT, PRE-CLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of drug and study placebo for the Company’s trials and studies, with contract research organizations (CRO) to conduct and monitor the Company’s trials and studies and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, these agreements are cancellable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

Securities Class Action Lawsuit

In October 2013 and November 2013, three securities class action lawsuit were filed against the Company and certain of its executive officers and directors seeking unspecified damages in the U.S. District Court for the Southern District of Florida (the Court). These complaints, which were substantially identical, purported to state a claim for violation of federal securities laws on behalf of a class of those who purchased the Company’s common stock between October 31, 2012 and October 18, 2013. Two of the cases were voluntarily dismissed by the plaintiffs and the Court granted the Company’s motion to dismiss on the third case on January 3, 2014. However, the Court granted leave to the plaintiffs to file an amended complaint within 20 days.

On January 23, 2014, the plaintiffs filed an amended complaint against the Company and one of its executive officers seeking unspecified damages. The amended complaint purports to state a claim for alleged misrepresentations regarding the development of Firdapse™ on behalf of a class of those who purchase the Company’s common stock between August 27, 2013 and October 18, 2013. In February 2014, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part by the Court. We are vigorously defending this lawsuit. While there can be no assurance, the Company does not expect this lawsuit to have a material adverse effect on the Company, and no amounts have been accrued with respect to this potential contingent liability in the accompanying March 31, 2014 and December 31, 2013 balance sheets.

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

2014 Shelf Registration Statement

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the SEC to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. Subsequent to quarter end, on April 3, 2014 the Company conducted a public offering under the 2014 Shelf Registration Statement. See Note 12.

Following the April 2014 offering, there is approximately $71.2 million available for future sale under the 2014 Shelf Registration Statement. If the Company’s public float (the market value of its common stock held by non-affiliate stockholders) falls below $75 million, the Company will be subject to a further limitation under which it can sell no more than one-third (1/3) of its public float during any 12-month period. Further, the number of shares that the Company can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

Warrant Exercises

During the three month period ended March 31, 2014, the Company issued an aggregate of 12,696 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $16,504.

10.	Stock Compensation.

Stock Options

During the three month period ended March 31, 2014, the Company granted five-year options to purchase an aggregate of 25,000 shares of the Company’s common stock to a consultant. During the three month period ended March 31, 2013, the Company granted five-year options to purchase an aggregate of 75,000 shares of the Company’s common stock to certain employees. The Company recorded stock-based compensation related to stock options totaling $23,130 and $41,752, respectively, during the three month periods ended March 31, 2014 and 2013. During the three month period ended March 31, 2014, 25,000 options vested. No options vested during the three month period ended March 31, 2013.

As of March 31, 2014, there was approximately $134,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 1.35 years.

On February 27, 2014, the Company’s Board of Directors approved the adoption of the “Catalyst Pharmaceutical Partners, Inc. 2014 Stock Incentive Plan” (the “2014 Plan”). The 2014 Plan will not become effective until it is approved by the Company’s stockholders. The Company submitted the 2014 Plan to its stockholders for approval at the Company’s 2014 Annual Meeting of Stockholders.

11.	Related Party Transactions.

The Company has consulting arrangements with its Chief Medical Officer, its Chief Commercial Officer and with several members of its Scientific Advisory Board. During both the three month periods ended March 31, 2014 and 2013, the Company paid approximately $2,500 in consulting fees to related parties.

12.	Subsequent Events.

Subsequent to quarter end, on April 3, 2014, the Company filed a prospectus supplement and offered for sale 13,023,750 shares of its common stock at a price of $2.21 per share in an underwritten public offering. The Company received gross proceeds in the public offering of approximately $28.8 million before underwriting commission and incurred expenses of approximately $2 million.

In addition, subsequent to quarter end, on April 15, 2014, effective as of April 8, 2014, the Company and BioMarin entered into Amendment No. 1 to the License Agreement, amending in certain respects the License Agreement, dated October 26, 2012, between the Company and BioMarin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business, trends in our industry, as well as a discussion regarding recent developments in our business.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the first quarter of fiscal 2014.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including our critical accounting policies, are also summarized in the notes to our interim financial statements that are included in this report.

•	Results of Operations. This section provides an analysis of our results of operations for the fiscal quarter ended March 31, 2014 as compared to the first quarter of fiscal year 2013.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•	Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

We are a development-stage specialty pharmaceutical company focused on the development and commercialization of prescription drugs targeting rare (orphan) neuromuscular and neurological diseases. We have three pharmaceutical products in development:

•	Firdapse™. In October 2012, we licensed the North American rights to Firdapse™, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical, Inc. (“BioMarin”). As part of our agreements with BioMarin, we have taken over the sponsorship of BioMarin’s ongoing Phase 3 clinical trial evaluating Firdapse™ for the treatment of Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. We also hope to evaluate Firdapse™ for the treatment of other neuromuscular orphan indications such as certain forms of Congenital Myasthenic Syndrome and Myasthenia Gravis. In August 2013, we were granted “breakthrough therapy designation” by the U.S. Food and Drug Administration (FDA) for Firdapse™ for the treatment of LEMS.

The chemical entity 3,4-diaminopyridine (3,4-DAP), or its phosphate salt, has never been approved by the FDA for any indication. If we are the first pharmaceutical company to obtain approval for an amifampridine-based product, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication. Further, since Firdapse™ for the treatment of LEMS has previously been granted Orphan Drug Designation by the FDA, Firdapse™ would also be eligible to receive seven years of marketing exclusivity for this indication, running concurrently with the five-year exclusivity described above.

The Phase 3 trial is designed as a randomized double-blind, placebo-controlled discontinuation study followed by an open-label extension period in approximately 36-patients across trial sites in the United States, Canada, South America and Europe. Based on the enrollment and randomization success metrics achieved to date, we believe that we have enrolled a sufficient number of LEMS patients to ensure that 36 patients will be randomized into the double-blind, placebo-controlled, discontinuation portion of the trial. We continue to screen additional, previously identified LEMS patients who have expressed interest in participating in this study. As allowed in the protocol for the study, all LEMS patients who are not randomized can continue to receive Firdapse™ as participants in the two year follow up period.

During April 2014, we initiated the process required to establish an expanded access program to make Firdapse™ available in the United States to patients diagnosed with LEMS through their neuromuscular disease specialists. Firdapse™ distributed through this program will be provided at no cost until sometime after approval.

•	CPP-115. We are in the early stages of developing CPP-115, a GABA aminotransferase inhibitor that, based on our pre-clinical studies to date, we believe is a more potent form of vigabatrin, but may have fewer side effects (e.g., visual field defects, or VFDs) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected neurological indications. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West’s syndrome (a form of infantile spasms). We expect to begin a multi-dose safety and tolerance study of CPP-115 during the third quarter of 2014.

•	CPP-109. An academic investigator proof-of-concept study evaluating the use of CPP-109 for the treatment of Tourette Syndrome is currently ongoing and, if the results of that study show evidence of reduced number of tics, we will likely seek to develop CPP-109 or CPP-115 (which has the same mechanism of action as CPP-109) for this indication. We do not control this proof-of-concept study and therefore have no control over its timing. However, based on currently available information, we expect to have top-line results for this academic investigator proof-of-concept study during 2014.

Recently Filed Securities Class Action Lawsuit

In October and November 2013, three securities class action lawsuit were filed against us and certain of our executive officers and directors seeking unspecified damages in the U.S. District Court for the Southern District of Florida (the Court). These complaints, which were substantially identical, purported to state a claim for violation of federal securities laws on behalf of a class of those who purchased our common stock between October 31, 2012 and October 18, 2013. Two of the cases were voluntarily dismissed by the plaintiffs and the Court granted our motion to dismiss on the third case on January 3, 2014. However, the Court granted leave to the plaintiffs to file an amended complaint within 20 days.

On January 23, 2014, the plaintiffs filed an amended complaint against us and one of our executive officers seeking unspecified damages. The amended complaint purports to state a claim for alleged misrepresentations regarding the development of Firdapse™ on behalf of a class of those who purchase our common stock between August 27, 2013 and October 18, 2013. In February 2014, we filed a motion to dismiss the amended complaint, which was recently granted in part and denied in part by the Court. We are vigorously defending this lawsuit. While there can be no assurance, we do not expect this lawsuit to have a material adverse effect on us, and no amounts have been accrued with respect to this potential contingent liability in the March 31, 2014 and December 31, 2013 balance sheets that are included in Part I, Item 1 of this Form 10-Q.

Risks Associated with Product Development

The successful development of our current drug candidates or any other drug candidate we may acquire, develop or license in the future is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical studies and trials, pre-clinical studies, proof-of-concept studies and other product development activities;

•	the results of our pre-clinical studies and clinical studies and trials, and the number of such studies and trials (and the scope of such studies and trials) that will be required for us to seek and obtain approval of our product candidates;

•	the risk that another pharmaceutical company will receive an approval for its formulation of amifampridine for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) before us;

•	the impact of the class action lawsuit filed against us; and

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Available Capital Resources

Based on an analysis of our current financial condition and forecasts of available cash (excluding the proceeds from our recently completed public offering), we believe that we have sufficient resources to support our operations through 2014. There can be no assurance that we will obtain required additional funding or ever be able to commercialize any of our product candidates. See “Liquidity and Capital Resources” below.

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

Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreements, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to pre-clinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible;

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

Selling and marketing expenses

We do not currently have any selling or marketing expenses. We expect we will begin to incur costs tied to our future sales and marketing efforts during 2014 as we move closer to the potential commercialization of Firdapse™. In accordance with our plan, during 2014 we have begun to contract the personnel that will help us develop both a sales force and a patient advocacy and assistance program so that we are in a position to commence our selling efforts immediately if we are successful in obtaining approval of any NDA that we may file for Firdapse™, of which there can be no assurance.

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

Warrants Liability

We issued warrants to purchase shares of our common stock as part of the equity financing that we completed in October 2011. In accordance with U.S. generally accepted accounting principles, we have recorded the fair value of the warrants as a liability in the accompanying balance sheets at March 31, 2014 and December 31, 2013 using a Black-Scholes option-pricing model. We will remeasure the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2014 and December 31, 2013, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Non-GAAP Financial Measures

We prepare our financial statements and footnotes thereto which accompany this report in accordance with U.S. Generally Accepted Accounting Principles (GAAP). To supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or our communications with investors. Non-GAAP measures are provided as additional information and not as an alternative to our financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 on the Financial Statements included in our 2013 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for development stage, research and development expenses and stock-based compensation, measurement of fair value, fair value of warrants liability, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Results of Operations

Revenues.

We had no revenues for the three months ended March 31, 2014 and 2013.

Research and Development Expenses.

Research and development expenses for the three months ended March 31, 2014 and 2013 were $2,748,683 and $1,092,301, respectively, including stock-based compensation expense in each of the three month periods of $11,873 and $18,763, respectively. Research and development expenses, in the aggregate, represented approximately 78% and 64%, respectively, of total operating costs and expenses for the three months ended March 31, 2014 and 2013. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees.

Expenses for research and development for the three month period ended March 31, 2014, excluding stock based compensation, increased substantially compared to amounts expended in the same period in 2013. During the first months of 2013, BioMarin completed the transfer of the management and oversight of the currently ongoing Phase 3 trial of Firdapse™ for the treatment of LEMS to us. In connection with such transfer, we retained a CRO and hired additional personnel to provide day-to-day oversight of the Phase 3 trial, including identifying and contracting with additional clinical sites throughout the United States, Canada, Europe and South America. Such efforts increased the number of total clinical sites for our Phase 3 trial from 7, upon transfer of the Phase 3 trial to us, to approximately 22 at the end of the 2014 first quarter. Expenses during the first quarter of 2014 also included expenses related to our on-going Firdapse™ pre-clinical and clinical studies, including our share of the expenses of the joint studies we are conducting with BioMarin.

As a result of our ongoing and projected studies and trials required for an NDA filing for Firdapse™, we expect that costs related to research and development activities will continue to be substantial in 2014, as we continue with the Phase 3 trial and pre-clinical and clinical activities for Firdapse™ and commence a Phase 2 study for CPP-115.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended March 31, 2014 and 2013. We expect these costs to begin during the current year, as we move closer to the potential commercialization of Firdapse™. We plan to put in place, during this year, the personnel that will help us develop both a sales force and a patient advocacy and assistance program so that we are in a position to commence our selling efforts immediately if we are successful in obtaining an approval of any NDA that we may file for Firdapse™, of which there can be no assurance.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $759,682 and $613,129, respectively, including stock-based compensation expense in each of the three month periods of $11,257 and $22,989, respectively. General and administrative expenses represented 22% and 36%, respectively, of total operating costs and expenses for the three months ended March 31, 2014 and 2013. The increase in general and administrative expenses for the three months ended March 31, 2014 when compared to the same period in 2013 is primarily due to increases in legal fees, investor relations expenses and consulting and printing expenses. We expect general and administrative expenses, other than costs associated with sales and marketing efforts, to remain relatively stable in future periods as we continue the monitoring and oversight of our research and development activities. However, we expect that general and administrative costs in total will increase in 2014 and future periods to support our planned efforts to prepare for the future commercialization of Firdapse™.

Stock-Based Compensation.

Total stock-based compensation for the three months ended March 31, 2014 and 2013 was $23,130 and $41,752, respectively. The decrease in stock-based compensation for the three month period ended March 31, 2014 when compared to the same period in 2013, is because there were no year-end grants during 2013 to employees or directors, and a number of previous grants completely vested during 2013.

Change in fair value of warrants liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of these warrants is recorded in the liability section of the balance sheet and was estimated at $2,136,539 and $1,819,562 at March 31, 2014 and December 31, 2013, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the three months ended March 31, 2014, we recognized a loss of $335,514 due to the change in the fair value of the warrants liability. The loss during the three months ended March 31, 2014 was principally a result of the increase of our stock price between December 31, 2013 and March 31, 2014. Future changes in the fair value of the warrants liability will be due primarily to fluctuations in the value of our common stock.

Interest Income.

We reported interest income in all periods relating to our investment of funds received from offerings of our securities. The increase in interest income in the three month period ended March 31, 2014 when compared to the same period in 2013 is due to higher average investment balances from the proceeds of our offerings, slightly offset by lower interest rates. These proceeds were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes.

We have incurred net operating losses since inception. For the three months ended March 31, 2014 and 2013, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss

Our net loss was $3,811,119 for the quarter ended March 31, 2014 ($0.07 per basic and diluted share) as compared to a net loss of $1,744,289 for the quarter ended March 31, 2013 ($0.04 per basic and diluted share).

Non-GAAP Net Loss

Our non-GAAP net loss, which excludes for the first quarter of 2014 and 2013 a loss of $335,514 and $45,326, respectively, associated with the change in the fair value of liability classified warrants, was $3,475,605 for the first quarter of 2014, compared to a non-GAAP net loss of $1,698,963 for the first quarter of 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At March 31, 2014, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $21.3 million and working capital of $19.7 million. At December 31, 2013, we had cash and cash equivalents, certificates of deposit and short term investments aggregating $23.7 million and working capital of $23.2 million. At March 31, 2014, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

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

While there can be no assurance, based on currently available information, we believe that we have the cash resources (excluding the proceeds of our April 2014 public offering) to support our operations through 2014. If our costs are greater than we expect, our assumptions may not prove to be accurate.

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

On January 31, 2014, we filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the SEC to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. Subsequent to quarter end, on April 3, 2014, we offered for sale 13,023,750 shares of our common stock in an underwritten public offering under the 2014 Shelf Registration Statement, raising net proceeds of approximately $26.8 million.

Following the April 2014 public offering, there is approximately $71.2 million available for future sale under the 2014 Shelf Registration Statement. If our public float (the market value of our common stock held by non-affiliate stockholders) falls below $75 million, we will be subject to a further limitation under which we can sell no more than one-third (1/3) of our public float during any 12-month period. Further, the number of shares that we can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

Cash Flows

Net cash used in operating activities was $2,425,044 and $2,249,204, respectively, for the three month periods ended March 31, 2014 and 2013. During the three months ended March 31, 2014, net cash used in operating activities was primarily attributable to our net loss of $3,811,119, partially offset by a decrease of $726,149 in prepaid expenses and deposits, and increases of $214,681 in accrued expenses and other liabilities and $81,316 in accounts payable, $335,514 of non-cash change in fair value of warrants liability and $28,415 of other non-cash expenses. During the three months ended March 31, 2013, net cash used in operating activities was primarily attributable to our net loss of $1,744,289, and a decrease in accounts payable of $798,478. This was partially offset by an increase of $134,436 in accrued expenses and other liabilities, a decrease of $66,685 in prepaid expenses and deposits, $45,326 of non-cash change in fair value of warrants liability and $47,116 of other non-cash expenses. Other non-cash expenses include depreciation and stock-based compensation expense.

Net cash provided by investing activities during the three months ended March 31, 2014 was $1,265,047, consisting primarily of redemptions of investments of $1,282,353, offset by purchases of furniture and computer equipment of approximately $17,306. Net cash provided by investing activities during the three month period ended March 31, 2013 was $1,485,310, consisting primarily of net redemptions of investments of $1,494,743, offset by purchases of furniture and computer equipment of $9,433.

Net cash provided by financing activities during the three months ended March 31, 2014 consisted of $16,504 of proceeds from the exercise of warrants to purchase common stock. No cash was provided by (used in) financing activities during the three months ended March 31, 2013.

Contractual Obligations

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement. We have agreed: (i) to pay BioMarin certain royalty payments based on our net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed to us certain royalty payments based on our net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse™ for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse™ for the treatment of LEMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin.

•	Payments for Firdapse™ development. Based on current available information, we estimate that the total product development costs for Firdapse™, excluding third-party milestone payments, will be approximately $25 million. At March 31, 2014, we had paid approximately $7.8 million of this amount and had prepaid research fees of approximately $534,000, accounts payable of approximately $707,000 and accrued liabilities of approximately $1.1 million in the accompanying condensed balance sheet in connection with related agreements. Under our license agreement with BioMarin, we are obligated to spend at least $5 million in connection with the Phase 3 trial of Firdapse™ during the two years following the date of the license agreement (October 26, 2012). As of March 31, 2014, we have spent more than $5 million on the Phase 3 trial of Firdapse™ for the treatment of LEMS.

•	Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $246,590, had accrued liabilities of $78,750, at March 31, 2014 in the accompanying condensed balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $150,000 is due on the earlier of August 27, 2015 or the successful completion of the first Phase 2 trial of CPP-115.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $425,000 per annum in 2014. The agreement expires in November 2016.

•	Leases for office space. We have entered into a lease agreement for our office space that requires payments of approximately $8,000 per month.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of March 31, 2014 and December 31, 2013 were not material. We have an operating lease for our corporate office facility. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K we are not required to provide the information required by this section.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective to ensure i) that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and ii) information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended March 31, 2014, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to Notes to Unaudited Condensed Financial Statements for information about pending litigation.

The Company is not a party to any other legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2013 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to License Agreement, dated effective April 8, 2014, between BioMarin Pharmaceutical, Inc. and Catalyst Pharmaceutical Partners, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceutical Partners, Inc.

By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer

Date: May 15, 2014

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