Form 10-Q
period 2014-06-30
CATALYST PHARMACEUTICAL PARTNERS, INC.
filed 2014-08-13
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 67,169,383 shares of common stock, $0.001 par value per share, were outstanding as of August 8, 2014.

CATALYST PHARMACEUTICAL PARTNERS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICAL PARTNERS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,801,544	$2,215,958
Certificates of deposit	3,713,885	4,011,576
Short-term investments	26,497,589	17,483,062
Prepaid expenses	842,094	1,609,442

Total current assets	45,855,112	25,320,038
Property and equipment, net	65,396	40,628
Deposits	8,888	8,888

Total assets	$45,929,396	$25,369,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,238,176	$850,789
Accrued expenses and other liabilities	1,126,215	1,288,820

Total current liabilities	2,364,391	2,139,609

Accrued expenses and other liabilities, non-current	16,891	19,131
Warrants liability, at fair value	2,360,130	1,819,562

Total liabilities	4,741,412	3,978,302

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 67,169,383 shares and 54,132,937 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	67,170	54,133
Additional paid-in capital	102,463,552	75,670,718
Accumulated deficit	(61,342,738)	(54,333,599)

Total stockholders’ equity	41,187,984	21,391,252

Total liabilities and stockholders’ equity	$45,929,396	$25,369,554

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Operating costs and expenses:
Research and development	$2,098,958	$2,132,038	$4,847,641	$3,224,339
General and administrative	891,215	521,491	1,650,897	1,134,620

Total operating costs and expenses	2,990,173	2,653,529	6,498,538	4,358,959

Loss from operations	(2,990,173)	(2,653,529)	(6,498,538)	(4,358,959)
Interest income	15,744	8,526	48,504	14,993
Change in fair value of warrants liability	(223,591)	(498,587)	(559,105)	(543,913)

Loss before income taxes	(3,198,020)	(3,143,590)	(7,009,139)	(4,887,879)
Provision for income taxes	—	—	—	—

Net loss	$(3,198,020)	$(3,143,590)	$(7,009,139)	$(4,887,879)

Net loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.12)	$(0.12)

Weighted average shares outstanding – basic and diluted	66,167,556	41,445,413	60,186,297	41,433,118

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2014

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2013	$—	$54,133	$75,670,718	$(54,333,599)	$21,391,252
Issuance of common stock, net	—	13,024	26,712,106	—	26,725,130
Issuance of stock options for services	—	—	45,700	—	45,700
Exercise of warrants for common stock		13	35,028	—	35,041
Net loss	—	—	—	(7,009,139)	(7,009,139)

Balance at June 30, 2014	$—	$67,170	$102,463,552	$(61,342,738)	$41,187,984

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended, June 30,
	2014	2013
Operating Activities:
Net loss	$(7,009,139)	$(4,887,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,368	11,070
Stock-based compensation	45,700	86,640
Change in fair value of warrants liability	559,105	543,913
(Increase) decrease in:
Prepaid expenses and deposits	767,348	195,045
Increase (decrease) in:
Accounts payable	387,387	(917,381)
Accrued expenses and other liabilities	(170,673)	907,164

Net cash used in operating activities	(5,408,904)	(4,061,428)

Investing Activities:
Capital expenditures	(30,308)	(9,432)
Proceeds from (purchase of) short-term investments	(9,014,527)	1,021,977
Proceeds from certificates of deposit	297,691	2,494,520

Net cash (used in) provided by investing activities	(8,747,144)	3,507,065

Financing Activities:
Proceeds from issuance of common stock and warrants, net	26,725,130	—
Proceeds from exercise of warrants	16,504	—
Proceeds from exercise of options	—	23,500

Net cash provided by financing activities	26,741,634	23,500

Net increase (decrease) in cash	12,585,586	(530,863)
Cash and cash equivalents at beginning of period	2,215,958	1,409,939

Cash and cash equivalents at end of period	$14,801,544	$879,076

Supplemental disclosures of non-cash financing activity
Exercise of liability classified warrants for common stock	$18,537	$—

The accompanying notes are an integral part of these condensed financial statements.

CATALYST PHARMACEUTICAL PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceutical Partners, Inc. (the Company) is a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting rare (orphan) neurological diseases and disorders, including Lambert-Eaton Myasthenic Syndrome (LEMS) and infantile spasms.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through June 30, 2014. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

Capital Resources

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the U.S. Securities and Exchange Commission (SEC) to sell up to $100 million of shares of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. On April 3, 2014, the Company sold 13,023,750 shares of its common stock in an underwritten public offering under the 2014 Shelf Registration Statement, raising net proceeds of approximately $26.7 million. While there can be no assurance, based on currently available information, the Company estimates that it currently has sufficient working capital to support its operations through the end of 2015. The Company will require additional capital to support its operations in periods after 2015.

The Company may raise required funds in the future through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any such required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s drug candidates or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

2.	Basis of Presentation and Significant Accounting Policies.

a.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the SEC for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2013 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 included in the 2013 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period or for the full 2014 fiscal year.

2.	Basis of Presentation and Significant Accounting Policies (continued).

b.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

d.	CERTIFICATES OF DEPOSIT. The certificates of deposit are issued by a banking institution and are recorded at cost plus accrued interest. The original maturity is greater than three months but does not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at June 30, 2014 and December 31, 2013 approximates fair value.

e.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of June 30, 2014 and December 31, 2013 short-term investments consisted of money market funds and a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at June 30, 2014 and December 31, 2013 were considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Realized and unrealized gains (losses) for the three and six months ended June 30, 2014 and 2013 were nominal.

f.	PREPAID EXPENSES. Prepaid expenses consist primarily of prepaid research fees, prepaid insurance and prepaid subscription fees. Prepaid research fees consists of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

g.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At June 30, 2014 and December 31, 2013, the fair value of these instruments approximated their carrying value.

h.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

	Fair Value Measurements at Reporting Date Using
	Balances as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$13,000,934	$13,000,934	$—	$—

Certificates of deposit	$3,713,885	$—	$3,713,885	$—

Short-term investments	$26,497,589	$26,497,589	$—	$—

Warrants liability	$2,360,130	$—	$—	$2,360,130

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,693	$25,693	$—	$—

Certificates of deposit	$4,011,576	$—	$4,011,576	$—

Short-term investments	$17,483,062	$17,483,062	$—	$—

Warrants liability	$1,819,562	$—	$—	$1,819,562

i.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering under the 2010 Shelf Registration Statement. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations. As of June 30, 2014 and December 31, 2013, 1,242,174 and 1,254,870, respectively, of the 2011 warrants remained outstanding.

2.	Basis of Presentation and Significant Accounting Policies (continued).

j.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all share-based payments to employees, directors, consultants and scientific advisors, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three to five years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of June 30, 2014, there were outstanding stock options to purchase 3,421,906 shares of common stock, of which stock options to purchase 3,100,238 shares of common stock were exercisable as of June 30, 2014.

For the three and six month periods ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$12,006	$21,612	$23,879	$40,375
General and administrative	10,564	23,276	21,821	46,265

Total stock-based compensation	$22,570	$44,888	$45,700	$86,640

k.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

l.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30,
	2014	2013
Options to purchase common stock	3,421,906	3,511,202
Warrants to purchase common stock	4,835,924	8,710,870

Potential equivalent common stock excluded	8,257,830	12,222,072

Potentially dilutive options to purchase common stock as of June 30, 2014 and 2013 have exercise prices ranging from $0.47 to $6.00 per share. Potentially dilutive warrants to purchase common stock as of June 30, 2014 and 2013 have exercise prices ranging from $1.04 to $2.08 per share.

2.	Basis of Presentation and Significant Accounting Policies (continued).

m.	RECENTLY ISSUED ACCOUNTING STANDARDS. In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU include: i) eliminating the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, ii) eliminating the need to label the financial statements as those of a development stage entity, iii) eliminating the need to disclose a description of the development stage activities in which the entity is engaged, and iv) eliminating the requirement to disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has early adopted ASU No. 2014-10, beginning with the interim period ended June 30, 2014.

3.	Warrants Liability, at Fair Value.

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

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

	June 30, 2014	December 31, 2013
Risk free interest rate	0.81%	0.94%
Expected term	2.84 years	3.34 years
Expected volatility	111%	108%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

3.	Warrants Liability, at Fair Value (continued).

The following table rolls forward the fair value of the Company’s warrants liability activity for the three and six month periods ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fair value, beginning of period	$2,136,539	$543,913	$1,819,562	$498,587
Issuance of warrants	—	—	—	—
Exercise of warrants	—	—	(18,537)	—
Change in fair value	223,591	498,587	559,105	543,913

Fair value, end of period	$2,360,130	$1,042,500	$2,360,130	$1,042,500

No warrants were exercised during the three months ended June 30, 2014. During the six month period ended June 30, 2014, 12,696 of the 2011 warrants were exercised, with proceeds to the Company of $16,504. The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses.

Prepaid expenses consist of the following:

	June 30, 2014	December 31, 2013
Prepaid research fees	$634,081	$1,334,149
Prepaid insurance	123,296	219,651
Prepaid subscription fees	42,711	24,643
Prepaid rent	9,750	7,848
Other	32,256	23,151

Total prepaid expenses	$842,094	$1,609,442

5.	Property and Equipment.

Property and equipment, net consists of the following:

	June 30, 2014	December 31, 2013
Computer equipment	$82,920	$81,551
Furniture and equipment	80,462	51,523

	163,382	133,074
Less: Accumulated depreciation	(97,986)	(92,446)

Total property and equipment, net	$65,396	$40,628

Depreciation expense was $6,083 and $11,368 for the three and six month periods ended June 30, 2014, and $5,706 and $11,070, for the three and six month periods ended June 30, 2013, respectively. The Company has executed a noncancellable operating lease agreement for its corporate offices. During February 2014, the Company entered into the second amendment of the lease for an additional contiguous space under substantially the same terms.

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	June 30, 2014	December 31, 2013
Accrued pre-clinical and clinical trial expenses	$764,635	$1,083,749
Accrued professional fees	224,203	117,240
Accrued compensation and benefits	37,902	14,539
Accrued license fees	92,500	65,000
Deferred rent	3,762	2,746
Other	3,213	5,546

Current accrued expenses and other liabilities	1,126,215	1,288,820

Deferred rent- non-current	16,891	19,131

Non-current accrued expenses and other liabilities	16,891	19,131

Total accrued expenses and other liabilities	$1,143,106	$1,307,951

7.	Commitments and Contingencies.

a.	LICENSE AGREEMENT WITH NORTHWESTERN UNIVERSITY. On August 27, 2009, the Company entered into a license agreement with Northwestern University (Northwestern), under which it acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin that have been discovered by Northwestern. Under the terms of the license agreement, Northwestern granted the Company an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. The Company has identified and designated the lead compound under this license as CPP-115.

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of June 30, 2014, the Company has paid $246,590 in connection with the license and has accrued license fees of $92,500 in the accompanying June 30, 2014 condensed balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $150,000 is due on the earlier of successful completion of the first Phase 2 clinical trial of CPP-115 or August 27, 2015.

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

As part of the License Agreement, the Company has taken over a Phase 3 Trial previously being conducted by BioMarin and is obligated to use its diligent efforts to seek to obtain regulatory approval for and to commercialize Firdapse™ in the United States. The Company is obligated to use diligent efforts to complete the double-blind treatment phase of the Phase 3 trial within 24 months of entering into the License Agreement, and BioMarin has the right to terminate the License Agreement if such treatment phase has not been completed in such 24-month period (unless the Company is using diligent effort to pursue the completion of such treatment phase and has spent at least $5 million in connection with the conduct of the Phase 3 Trial during such 24 month period). As of June 30, 2014, the Company had disbursed more than $5 million in connection with expenses related to the Phase 3 trial.

As part of the License Agreement, the Company has agreed: (i) to pay BioMarin certain royalty payments based on net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed certain royalty payments based on net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse™ for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse™ for the treatment of LEMS). The Company has also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin. On April 15, 2014, effective as of April 8, 2014, the Company and BioMarin entered into Amendment No. 1 to the License Agreement, amending in certain respects the License Agreement, dated October 26, 2012, between the Company and BioMarin. The amendment related to purchases of additional product by the Company from BioMarin, the sharing of data between the parties with respect to clinical trials and studies undertaken by each party and the payment terms for certain joint studies.

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

On January 23, 2014, the plaintiffs filed an amended complaint against the Company and one of its executive officers seeking unspecified damages. The amended complaint purports to state a claim for alleged misrepresentations regarding the development of Firdapse™ on behalf of a class of those who purchased shares of the Company’s common stock between August 27, 2013 and October 18, 2013. In February 2014, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part by the Court. The Company is vigorously defending this lawsuit. While there can be no assurance, based on currently available information, the Company does not expect this lawsuit to have a material adverse effect on the Company, and no amounts have been accrued with respect to this potential contingent liability in the accompanying June 30, 2014 and December 31, 2013 balance sheets.

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

2014 Shelf Registration Statement

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the SEC to sell up to $100 million of shares of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014.

On April 3, 2014, the Company filed a prospectus supplement and offered for sale 13,023,750 shares of its common stock at a price of $2.21 per share in an underwritten public offering. The Company received gross proceeds in the public offering of approximately $28.8 million before underwriting commission and incurred expenses of approximately $2.1 million.

At June 30, 2014, there is approximately $71.2 million available for future sale under the 2014 Shelf Registration Statement. If the Company’s public float (the market value of its common stock held by non-affiliate stockholders) falls below $75 million, the Company will be subject to a further limitation under which it can sell no more than one-third (1/3) of its public float during any 12-month period. Further, the number of shares that the Company can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

Warrant Exercises

No warrants were exercised during the three months ended June 30, 2014. During the six month period ended June 30, 2014, the Company issued an aggregate of 12,696 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $16,504.

10.	Stock Compensation.

Stock Options

During the three and six month periods ended June 30, 2014, the Company granted five-year options to purchase an aggregate of 20,000 shares and 45,000 shares, respectively, of the Company’s common stock to employees and consultants. During the three and six month periods ended June 30, 2013, the Company granted five-year options to purchase an aggregate of 40,000 shares and 115,000 shares, respectively, of the Company’s common stock to certain employees. The Company recorded stock-based compensation related to stock options totaling $22,570 and $45,700 during the three and six month periods ending June 30, 2014, respectively. The Company recorded stock-based compensation related to stock options totaling $44,888 and $86,640, during the three and six month periods ended June 30, 2013, respectively. During the three and six month periods ended June 30, 2014, 13,333 and 38,333 options vested. No options vested during the three and six month periods ended June 30, 2013.

As of June 30, 2014, there was approximately $99,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 and 2014 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 1.74 years.

On February 27, 2014, the Company’s Board of Directors approved the adoption of the “Catalyst Pharmaceutical Partners, Inc. 2014 Stock Incentive Plan” (the 2014 Plan). The 2014 Plan became effective upon stockholder approval of the 2014 Plan at the Company’s 2014 Annual Meeting of Stockholders held on May 15, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business, trends in our industry, as well as a discussion regarding recent developments in our business.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the second quarter of fiscal 2014.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including our critical accounting policies, are also summarized in the notes to our interim financial statements that are included in this report.

•	Results of Operations. This section provides an analysis of our results of operations for the three and six month periods ended June 30, 2014 as compared to the same periods ended June 30, 2013.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•	Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

We are a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting rare (orphan) neuromuscular and neurological diseases. We have three pharmaceutical products in development:

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

The chemical entity, 3,4-diaminopyridine (3,4-DAP) or its phosphate salt, has never been approved by the FDA for any indication. If we are the first pharmaceutical company to obtain approval for an amifampridine-based product, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication. Further, since Firdapse™ for the treatment of LEMS has previously been granted Orphan Drug Designation by the FDA, Firdapse™ would also be eligible to receive seven years of marketing exclusivity for this indication, running concurrently with the five-year exclusivity described above.

The Phase 3 trial is designed as a randomized double-blind, placebo-controlled discontinuation study followed by an open-label extension period. The trial is being conducted at sites in the United States and Europe. Thirty eight patients have been randomized into the double-blind, placebo-controlled, discontinuation portion of the trial. Following the randomization phase of the trial, patients may elect to receive open label Firdapse™ treatment for a two-year follow up period, and all patients who were randomized have elected to participate in the follow-up period. As allowed in the protocol for the study, all LEMS patients who are not randomized can also elect to continue to receive Firdapse™ as participants in the two year extension period.

During April 2014, we initiated the process required to establish an expanded access program to make Firdapse™ available in the United States to patients diagnosed with LEMS through their neuromuscular disease specialists. Firdapse™ distributed through this program will be provided at no cost until sometime after approval.

Based on currently available information, we expect to report top-line data from the double-blind, placebo-controlled portion of the Phase 3 trial before the end of the 2014 third quarter.

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

Recently Filed Securities Class Action Lawsuit

In October and November 2013, three securities class action lawsuits were filed against us and certain of our executive officers and directors seeking unspecified damages in the U.S. District Court for the Southern District of Florida (the Court). These complaints, which were substantially identical, purported to state a claim for violation of federal securities laws on behalf of a class of those who purchased our common stock between October 31, 2012 and October 18, 2013. Two of the cases were voluntarily dismissed by the plaintiffs and the Court granted our motion to dismiss on the third case on January 3, 2014. However, the Court granted leave to the plaintiffs to file an amended complaint within 20 days.

On January 23, 2014, the plaintiffs filed an amended complaint against us and one of our executive officers seeking unspecified damages. The amended complaint purports to state a claim for alleged misrepresentations regarding the development of Firdapse™ on behalf of a class of those who purchased shares of our common stock between August 27, 2013 and October 18, 2013. In February 2014, we filed a motion to dismiss the amended complaint, which was granted in part and denied in part by the Court.

We are vigorously defending this lawsuit. While there can be no assurance, based on currently available information, we do not expect this lawsuit to have a material adverse effect on us, and no amounts have been accrued with respect to this potential contingent liability in the June 30, 2014 and December 31, 2013 balance sheets that are included in Part I, Item 1 of this Form 10-Q.

Departure of Chief Commercial Officer

During the quarter ended June 30, 2014, the Company terminated its agreement with the consultant performing the duties of Chief Commercial Officer.

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

Available Capital Resources

Based on an analysis of our current financial condition and forecasts of available cash, we believe that we have sufficient resources to support our operations through 2015. However, we will require additional funding to support our operations beyond 2015. There can be no assurance that we will obtain required additional funding or ever be able to commercialize any of our product candidates. See “Liquidity and Capital Resources” below.

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

Selling and marketing expenses

We do not currently have any selling or marketing expenses. We expect we will begin to incur pre-commercialization costs tied to our future sales and marketing efforts during 2014 as we move closer to the potential commercialization of Firdapse™. In accordance with our 2014 business plan, during 2014 we have begun to contract with personnel that will help us develop both a sales force and a patient advocacy and assistance program so that we are in a position to commence our selling efforts immediately if we are successful in obtaining approval of any NDA that we may file for Firdapse™, of which there can be no assurance. Such pre-commercialization expenses have been included in general and administrative expenses.

General and administrative expenses

General and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate and administrative functions. Other costs include administrative facility costs, regulatory fees, certain pre-commercialization expenses, and professional fees for legal, information technology, accounting and consulting services.

Stock-based compensation

We recognize expense for the fair value of all stock-based awards to employees, directors, scientific advisors and consultants in accordance with U.S. generally accepted accounting principles. For stock options we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Warrants Liability

We issued warrants to purchase shares of our common stock as part of the equity financing that we completed in October 2011. In accordance with U.S. generally accepted accounting principles, we have recorded the fair value of these warrants as a liability in the accompanying balance sheets at June 30, 2014 and December 31, 2013 using a Black-Scholes option-pricing model. We will remeasure the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Income taxes

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of June 30, 2014 and December 31, 2013, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Non-GAAP Financial Measures

We prepare our financial statements and footnotes thereto which accompany this report in accordance with U.S. Generally Accepted Accounting Principles (GAAP). To supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or our communications with investor. Non-GAAP measures are provided as additional information and not as an alternative to our financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures that we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

The non-GAAP financial measure that we often present excludes from the calculation of net loss the expense of (or the income associated with) the change in fair value of the liability-classified warrants.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2013 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: research and development expenses, stock-based compensation, measurement of fair value, fair value of warrants liability, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K, other than the discontinuation of accounting for development stage in accordance with ASU No. 2014-10.

Results of Operations

Revenues.

We had no revenues for the three and six month periods ended June 30, 2014 and 2013.

Research and Development Expenses.

Research and development expenses for the three and six month periods ended June 30, 2014 were $2,098,958 and $4,847,641, respectively, including stock-based compensation expense in each of the three and six months periods of $12,006 and $23,879, respectively. Research and development expenses for the three and six month periods ended June 30, 2013 were $2,132,038 and $3,224,339, respectively, including stock-based compensation expense in each of the three and six months periods of $21,612 and $40,375, respectively. Research and development expenses, in the aggregate, represented approximately 70% and 75% of total operating costs and expenses for the three and six month periods ended June 30, 2014 and 80% and 74% for the three and six month periods ended June 30, 2013, respectively. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees.

Expenses for research and development for the six month period June 30, 2014, excluding stock based compensation, increased compared to amounts expended in the same period in 2013. During the first six months of 2013, we completed the transfer of the management and oversight of the currently ongoing Phase 3 trial of Firdapse™ for the treatment of LEMS from BioMarin. In connection with such transfer, we retained a CRO and hired additional personnel to provide day-to-day oversight of the Phase 3 trial, including identifying and contracting with additional clinical sites. Such efforts increased the number of total clinical sites and related expenses during 2013 and 2014. Expenses during the three and six month periods ended June 30, 2014 included costs associated with our Phase 3 trial and other clinical studies and trials that we are conducting. Additionally, these also included our share of the joint studies we are presently conducting with BioMarin.

As a result of our ongoing and projected studies and trials required for an NDA filing for Firdapse™, we expect that costs related to research and development activities will continue to be substantial throughout the balance of 2014, as we continue with the Phase 3 trial and its extension, launch our Expanded Access Program and conduct the clinical studies, and pre-clinical activities of Firdapse™ required to file an NDA for Firdapse™. It will also include costs related to the Phase 1 study for CPP-115 that we intend to commence in the third quarter of 2014.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three and six months periods ended June 30, 2014 and 2013. As we move closer to the potential commercialization of Firdapse™, we have begun to put in place the personnel that will help us develop both a sales force and a patient advocacy and assistance program so that we are in a position to commence our selling efforts immediately if we are successful in obtaining an approval of any NDA that we may file for Firdapse™, of which there can be no assurance. Such pre-commercialization costs, which commenced during 2014, have been included in general and administrative expenses.

General and Administrative Expenses.

General and administrative expenses for the three and six months ended June 30, 2014 were $891,215 and $1,650,897, respectively, including stock-based compensation expense in each of the three and six month periods ending June 30, 2014 of $10,564 and $21,821, respectively. General and administrative expenses for the three and six months ended June 30, 2013 were $521,491 and $1,134,620, respectively, including stock-based compensation expense in each of the three and six month periods ended June 30, 2013 of $23,276 and $46,265, respectively. General and administrative expenses represented 30% and 25% of total operating costs and expenses for the three and six months ended June 30, 2014 and 20% and 26% for the three and six months ended June 30, 2013, respectively. The increase in general and administrative expenses for the six month periods ended June 30, 2014 when compared to the same period in 2013 is primarily due to increases in consulting fees, mainly the beginning stages of our pre-commercial activities for Firdapse™, as well as increases in legal fees and investor relations expense, offset by a decrease in stock-based compensation expense. We expect that general and administrative costs in total will increase in 2014 and future periods based on anticipated efforts required to prepare for the future commercialization of Firdapse™.

Stock-Based Compensation.

Total stock-based compensation for the three and six month periods ended June 30, 2014 were $22,570 and $45,700, and for the three and six month periods ended June 30, 2013 were $44,888 and $86,640, respectively. The decrease in stock-based compensation for the three and six month periods ended June 30, 2014 when compared to the same periods in 2013, is because there were no year-end grants during 2013 to employees or directors, and a number of previous grants completely vested during 2013.

Change in fair value of warrants liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of these warrants is recorded in the liability section of the balance sheet and was estimated at $2,360,130 and $1,819,562 at June 30, 2014 and December 31, 2013, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the three and six months ended June 30, 2014, we recognized a loss of $223,591 and $559,105 due to the change in the fair value of the warrants liability. The loss during the three and six months ended June 30, 2014 was principally a result of the increase of our stock price between March 31, 2014 and June 30, 2014, and December 31, 2013 and June 30, 2014, respectively. Future changes in the fair value of the warrants liability will be due primarily to fluctuations in the value of our common stock.

Interest Income.

We reported interest income in all periods relating to our investment of funds received from offerings of our securities. The increase in interest income in the three and six month periods ended June 30, 2014 when compared to the same periods in 2013 is due to higher average investment balances from the proceeds of our offerings, slightly offset by lower interest rates. These proceeds were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes.

We have incurred net operating losses since inception. For the three and six month periods ended June 30, 2014 and 2013, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $3,198,020 and $7,009,139, respectively, for the three and six months ended June 30, 2014 ($0.05 and $0.12, respectively, per basic and diluted share) as compared to a net loss of $3,143,590 and $4,887,879, respectively, for the three and six months ended June 30, 2013 ($0.08 and $0.12, respectively, per basic and diluted share).

Non-GAAP Net Loss.

Our non-GAAP net loss, which excludes for the three and six months ended June 30, 2014 a loss of $223,591 and $559,105 associated with the change in the fair value of liability classified warrants, was $2,974,429 and $6,450,034 for the three and six months ended June 30, 2014 ($0.05 and $0.11, respectively, per basic and diluted share). Our non-GAAP net loss, which excludes for the three and six months ended June 30, 2013 a loss of $498,587 and $543,913 associated with the change in the fair value of liability classified warrants, was $2,645,003 and $4,343,966 for the three and six months ended June 30, 2013($0.06 and $0.11, respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At June 30, 2014, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $45.0 million and working capital of $43.5 million. At December 31, 2013, we had cash and cash equivalents, certificates of deposit and short term investments aggregating $23.7 million and working capital of $23.2 million. At June 30, 2014, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

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

While there can be no assurance, based on currently available information, we believe that we currently have the cash resources to support our planned operations through 2015. If our costs are greater than we expect, our assumptions may not prove to be accurate.

At the present time, we believe that we will require additional working capital to support our operations beyond 2015, including obligations to make milestone payment in periods after 2015 that we may be obligated to pay. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

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

We hope to raise additional funds to support our future product development activities and working capital requirements through public or private equity offerings, corporate collaborations or other means. We also intend to seek governmental grants for a portion of the required funding for our clinical trials and pre-clinical trials. We may also seek to raise capital to fund additional product development efforts, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

On January 31, 2014, we filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the SEC to sell up to $100 million of shares of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. On April 8, 2014, we issued 13,023,750 shares of our common stock in an underwritten public offering under the 2014 Shelf Registration Statement, raising gross proceeds of approximately $28.8 million, before underwriting commission and incurred expenses of approximately $2.1 million, for net proceeds of approximately $26.7 million.

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

Cash Flows

Net cash used in operating activities was $5,408,904 and $4,061,428, respectively, for the six month periods ended June 30, 2014 and 2013. During the six months ended June 30, 2014, net cash used in operating activities was primarily attributable to our net loss of $7,009,139 and a decrease in accrued expenses and other liabilities of $170,673. This was partially offset by a decrease of $767,348 in prepaid expenses and deposits, an increase of $387,387 in accounts payable, $559,105 of non-cash change in fair value of warrants liability and $57,068 of other non-cash expenses. During the six months ended June 30, 2013, net cash used in operating activities was primarily attributable to our net loss of $4,887,879, and a decrease in accounts payable of $917,381. This was partially offset by an increase of $907,164 in accrued expenses and other liabilities, a decrease of $195,045 in prepaid expenses and deposits, $543,913 of non-cash change in fair value of warrants liability and $97,710 of other non-cash expenses. Other non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities during the six months period ended June 30, 2014 was $8,747,144, consisting primarily of purchases of short-term investments of $9,014,527, and capital expenditures of approximately $30,308, offset by redemptions of investments of $297,691. Net cash provided by investing activities during the six months period ended June 30, 2013 was $3,507,065, consisting primarily of redemptions of investments of $3,516,497, offset by purchases of furniture and computer equipment of $9,432.

Net cash provided by financing activities during the six month period ended June 30, 2014 was $26,741,634, consisting of $26,725,130 from the net proceeds from the sale of common stock under the 2014 Shelf Registration Statement, and $16,504 of proceeds from the exercise of warrants to purchase common stock. Net cash provided by financing activities during the six month period ended June 30, 2013 was $23,500, consisting of proceeds from the exercise of stock options.

Contractual Obligations

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement. We have agreed: (i) to pay BioMarin certain royalty payments based on our net sales in North America; (ii) to pay to a third-party licensor of the rights sublicensed to us certain royalty payments based on our net sales in North America, and (iii) to pay certain milestone payments that BioMarin is obligated to make (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse™ for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse™ for the treatment of LEMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin.

•	Payments for Firdapse™ development. Based on current available information, we estimate that the total product development costs for Firdapse™, excluding third-party milestone payments, will be approximately $28 million. At June 30, 2014, we had paid approximately $9.9 million of this amount and had prepaid research fees of approximately $598,000, accounts payable of approximately $875,000 and accrued liabilities of approximately $751,000 in the accompanying condensed balance sheet in connection with related agreements. Under our license agreement with BioMarin, we are obligated to spend at least $5 million in connection with the Phase III trial of Firdapse™ during the two years following the date of the license agreement (October 26, 2012). As of June 30, 2014, we have spent more than $5 million on the Phase 3 trial of Firdapse™ for the treatment of LEMS.

•	Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $246,590, had accrued liabilities of $92,500, at June 30, 2014 in the accompanying condensed balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $150,000 is due on the earlier of August 27, 2015 or the successful completion of the first Phase 2 trial of CPP-115.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $425,000 in 2014. The agreement expires in November 2016.

•	Leases for office space. We have entered into a lease agreement for our office space that requires payments of approximately $8,000 per month.

Off-Balance Sheet Arrangements

We currently have no debt. Capital lease obligations as of June 30, 2014 and December 31, 2013 were not material. We have an operating lease for our corporate office facility. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our pre-clinical studies, proof-of-concept studies and clinical studies and trials and other product development activities;

•	our ability to complete our studies on a timely basis and within the budgets we establish for such trials;

•	whether our studies and trials will be successful;

•	the results of our pre-clinical studies and clinical studies and trials, and the number and scope of such studies and trials that will be required for us to seek and obtain approval of NDAs for our product candidates;

•	whether the third parties we retain to assist us in our trials and studies perform as contracted for and within the budgets established for their activities;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-DAP for the treatment of LEMS before we do;

•	whether others develop and commercialize products competitive to our products;

•	whether any of our product candidates will ever be approved for commercialization;

•	changes in the laws and regulations affecting our business;

•	the impact of the class action lawsuit filed against us;

•	our ability to attract and retain skilled employees; and

•	changes in general economic conditions and interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K we are not required to provide the information required by this section.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended June 30, 2014, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to Notes to Unaudited Condensed Financial Statements for information about pending litigation.

Except as disclosed in this report, the Company is not a party to any other legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2013 Annual Report on Form 10–K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: August 13, 2014

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