Form 10-Q
period 2015-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2015-11-09
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33057

CATALYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle Suite 1250 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 82,823,953 shares of common stock, $0.001 par value per share, were outstanding as of November 6, 2015.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$32,750,459	$9,096,778
Certificates of deposit	3,716,823	3,715,383
Short-term investments	26,495,033	26,462,962
Prepaid expenses and other current assets	1,393,918	4,552,698

Total current assets	64,356,233	43,827,821
Property and equipment, net	197,635	71,377
Deposits	8,888	8,888

Total assets	$64,562,756	$43,908,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$817,021	$1,814,210
Accrued expenses and other liabilities	1,569,166	4,040,816

Total current liabilities	2,386,187	5,855,026

Accrued expenses and other liabilities, non-current	128,885	15,839
Warrants liability, at fair value	1,397,959	2,794,891

Total liabilities	3,913,031	8,665,756

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 and 100,000,000 shares authorized; 82,695,072 shares and 69,119,092 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	82,695	69,119
Additional paid-in capital	144,827,490	105,015,871
Accumulated deficit	(84,260,460)	(69,842,660)

Total stockholders’ equity	60,649,725	35,242,330

Total liabilities and stockholders’ equity	$64,562,756	$43,908,086

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating costs and expenses:
Research and development	$3,042,671	$2,885,892	$7,969,731	$7,733,533
General and administrative	1,974,757	1,223,137	6,236,942	2,874,034

Total operating costs and expenses	5,017,428	4,109,029	14,206,673	10,607,567

Loss from operations	(5,017,428)	(4,109,029)	(14,206,673)	(10,607,567)
Other income, net	46,659	5,924	113,464	54,428
Change in fair value of warrants liability	521,731	(906,787)	(324,591)	(1,465,892)

Loss before income taxes	(4,449,038)	(5,009,892)	(14,417,800)	(12,019,031)
Provision for income taxes	—	—	—	—

Net loss	$(4,449,038)	$(5,009,892)	$(14,417,800)	$(12,019,031)

Net loss per share – basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.19)

Weighted average shares outstanding – basic and diluted	82,470,139	67,169,383	80,205,864	62,539,571

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the nine months ended September 30, 2015

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2014	$—	$69,119	$105,015,871	$(69,842,660)	$35,242,330
Issuance of common stock, net	—	11,500	34,862,369	—	34,873,869
Issuance of stock options for services	—	—	952,670	—	952,670
Amortization of restricted stock for services	—	—	56,446	—	56,446
Exercise of warrants for common stock	—	1,178	3,616,083	—	3,617,261
Exercise of stock options for common stock	—	898	324,051	—	324,949
Net loss	—	—	—	(14,417,800)	(14,417,800)

Balance at September 30, 2015	$—	$82,695	$144,827,490	$(84,260,460)	$60,649,725

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended, September 30,
	2015	2014
Operating Activities:
Net loss	$(14,417,800)	$(12,019,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,382	18,603
Stock-based compensation	1,009,116	490,326
Change in fair value of warrants liability	324,591	1,465,892
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	(341,220)	(2,707,916)
Increase (decrease) in:
Accounts payable	(997,189)	(325,994)
Accrued expenses and other liabilities	1,010,221	4,116,292

Net cash used in operating activities	(13,383,899)	(8,961,828)

Investing Activities:
Capital expenditures	(23,465)	(43,427)
Purchase of short-term investments	(32,071)	(8,985,602)
(Purchase) redemption of certificates of deposit	(1,440)	296,942

Net cash used in investing activities	(56,976)	(8,732,087)

Financing Activities:
Proceeds from issuance of common stock, net	34,873,869	26,725,130
Proceeds from exercise of warrants	1,895,738	16,504
Proceeds from exercise of options	324,949	—

Net cash provided by financing activities	37,094,556	26,741,634

Net increase (decrease) in cash	23,653,681	9,047,719
Cash and cash equivalents at beginning of period	9,096,778	2,215,958

Cash and cash equivalents at end of period	$32,750,459	$11,263,677

Supplemental disclosures of non-cash investing and financing activity
Exercise of liability classified warrants for common stock	$1,721,523	$18,537
Non-cash incentive received from lessor	$131,175	$—

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. (the Company) is a development-stage biopharmaceutical company focused on the development and commercialization of prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and disorders, including Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS) and infantile spasms.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through September 30, 2015. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

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

2.	Basis of Presentation and Significant Accounting Policies.

a.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the SEC for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The balance sheet as of December 31, 2014 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 included in the 2014 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period or for the full 2015 fiscal year.

2.	Basis of Presentation and Significant Accounting Policies (continued).

b.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

d.	CERTIFICATES OF DEPOSIT. The certificates of deposit are issued by a banking institution and are recorded at cost plus accrued interest. The original maturity is greater than three months but does not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at September 30, 2015 and December 31, 2014 approximates fair value.

e.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of September 30, 2015 and December 31, 2014 short-term investments consisted of short-term bond funds. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at September 30, 2015 and December 31, 2014 were considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Unrealized and realized gains (losses) for the three and nine months ended September 30, 2015 and 2014 were nominal, and are included in other income, net in the accompanying statements of operations.

f.	PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of insurance recoverable, prepaid research fees, prepaid commercialization expenses, prepaid insurance and prepaid subscription fees. Insurance recoverable at December 31, 2014 related to the securities class action lawsuit settlement that was paid by the Company’s insurance carrier. Prepaid research fees consists of advances for the Company’s product development activities, including drug manufacturing, contracts for preclinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

g.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At September 30, 2015 and December 31, 2014, the fair value of these instruments approximated their carrying value.

h.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

	Fair Value Measurements at Reporting Date Using
	Balances as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$30,123,125	$30,123,125	$—	$—

Certificates of deposit	$3,716,823	$—	$3,716,823	$—

Short-term investments	$26,495,033	$26,495,033	$—	$—

Warrants liability	$1,397,959	$—	$—	$1,397,959

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,053,310	$7,053,310	$—	$—

Certificates of deposit	$3,715,383	$—	$3,715,383	$—

Short-term investments	$26,462,962	$26,462,962	$—	$—

Warrants liability	$2,794,891	$—	$—	$2,794,891

i.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering under the 2010 Shelf Registration Statement. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations. As of September 30, 2015 and December 31, 2014, 763,913 and 1,242,174, respectively, of the 2011 warrants remained outstanding.

2.	Basis of Presentation and Significant Accounting Policies (continued).

j.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all stock-based payments to employees, directors, consultants and scientific advisors, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally three years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of September 30, 2015, there were outstanding stock options to purchase 3,240,000 shares of common stock, of which stock options to purchase 2,064,997 shares of common stock were exercisable as of September 30, 2015.

For the three and nine month periods ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$113,612	$35,704	$253,756	$59,583
General and administrative	217,158	408,922	755,360	430,743

Total stock-based compensation	$330,770	$444,626	$1,009,116	$490,326

k.	COMPREHENSIVE INCOME (LOSS). U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

l.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive are as follows:

	September 30,
	2015	2014
Options to purchase common stock	3,240,000	4,624,610
Warrants to purchase common stock	2,407,663	4,835,924
Unvested restricted stock	80,000	—

Potential equivalent common stock excluded	5,727,663	9,460,534

Potentially dilutive options to purchase common stock as of September 30, 2015 and 2014 have exercise prices per share ranging from $0.47 to $4.64 and $0.47 to $3.12, respectively. Potentially dilutive warrants to purchase common stock as of September 30, 2015 and 2014 have exercise prices ranging from $1.04 to $2.08 per share.

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

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

	September 30, 2015	December 31, 2014
Risk free interest rate	0.51%	0.81%
Expected term	1.59 years	2.34 years
Expected volatility	65%	112%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

3.	Warrants Liability, at Fair Value (continued).

The following table rolls forward the fair value of the Company’s warrants liability activity for the three and nine month periods ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fair value, beginning of period	$2,979,038	$2,360,130	$2,794,891	$1,819,562
Issuance of warrants	—	—	—	—
Exercise of warrants	(1,059,348)	—	(1,721,523)	(18,537)
Change in fair value	(521,731)	906,787	324,591	1,465,892

Fair value, end of period	$1,397,959	$3,266,917	$1,397,959	$3,266,917

During the three and nine month periods ended September 30, 2015, 239,130 and 478,261 of the 2011 warrants were exercised, with proceeds to the Company of $310,869 and $621,739, respectively. During the three month period ending September 30, 2014 none of the 2011 warrants were exercised. During the nine month period ended September 30, 2014, 12,696 of the 2011 warrants were exercised, with proceeds to the Company of $16,504. The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
Insurance recoverable (see Notes 6 and 7)	$—	$3,500,000
Prepaid research fees	980,479	571,428
Prepaid insurance	71,750	385,496
Prepaid subscription fees	41,753	30,495
Prepaid offering costs	—	20,029
Prepaid rent	—	10,870
Prepaid pre-commercialization expenses	246,693	—
Other	53,243	34,380

Total prepaid expenses and other current assets	$1,393,918	$4,552,698

5.	Property and Equipment, Net.

Property and equipment, net consists of the following:

	September 30, 2015	December 31, 2014
Computer equipment	$53,754	$95,754
Furniture and equipment	112,281	88,816
Leasehold improvements	131,175	—

	297,210	184,570
Less: Accumulated depreciation	(99,575)	(113,193)

Total property and equipment, net	$197,635	$71,377

Depreciation expense was $11,259 and $28,382, respectively, for the three and nine month periods ended September 30, 2015, and $7,235 and $18,603, respectively, for the three and nine month periods ended September 30, 2014. The Company has executed a noncancellable operating lease agreement for its corporate offices. During March 2015, the Company entered into a third amendment of the corporate office lease for additional space within the same building under substantially the same terms in order to accommodate the Company’s expanding operations. The relocation occurred in August 2015. During the three month period ended September 30, 2015, approximately $131,000 of tenant build-out costs were funded and paid by the landlord, through lease incentives. The lease incentive will be amortized over the term of the lease as a reduction of rent expense. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvements, whichever is shorter.

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued settlement liability (see Note 7)	$—	$3,500,000
Accrued preclinical and clinical trial expenses	558,195	333,928
Accrued professional fees	108,674	43,973
Accrued compensation and benefits	836,340	31,956
Accrued license fees	26,250	115,000
Deferred rent and lease incentive	18,093	4,158
Other	21,614	11,801

Current accrued expenses and other liabilities	1,569,166	4,040,816

Deferred rent and lease incentive - non-current	128,885	15,839

Non-current accrued expenses and other liabilities	128,885	15,839

Total accrued expenses and other liabilities	$1,698,051	$4,056,655

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

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of September 30, 2015, the Company has paid $406,590 in connection with the license and has accrued license fees of $26,250 in the accompanying September 30, 2015 balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $300,000 is due on August 27, 2018.

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

As part of the License Agreement, the Company agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to the Company royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS). The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of September 30, 2015, the Company had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for any years before 2011. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

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

Warrant Exercises

During the three and nine month periods ended September 30, 2015, the Company issued an aggregate of 374,130 and 1,178,261 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $591,668 and $1,895,738, respectively. No warrants were exercised during the three month period ended September 30, 2014. During the nine month period ended September 30, 2014, the Company issued an aggregate of 12,696 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $16,504.

10.	Stock Compensation.

Stock Options

During the three and nine month periods ended September 30, 2015, the Company granted seven-year options to purchase an aggregate of 150,000 and 565,000 shares of the Company’s common stock to employees and directors, respectively. The options vest over a period of 2 to 3 years. The Company recorded stock-based compensation related to stock options totaling $311,748 and $952,670 respectively, during the three and nine month periods ended September 30, 2015. During the three and nine month periods ended September 30, 2015, respectively, 366,664 and 461,664 options vested.

During the three and nine month periods ended September 30, 2014, the Company granted five-year options to purchase an aggregate of 1,210,000 and 1,255,000 shares of the Company’s common stock to employees and consultants, respectively. The Company recorded stock-based compensation related to stock options totaling $444,626 and $490,326 respectively, during the three and nine month periods ended September 30, 2014. During the three and nine month periods ended September 30, 2014, respectively, 135,000 and 173,333 options vested.

During the three and nine month periods ended September 30, 2015, options to purchase 205,000 shares of the Company’s common stock were exercised with proceeds of $324,949. Further, during the three and nine month period ended September 30, 2015, options to purchase 50,000 and 879,608 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 19,136 and 692,719 shares of the Company’s common stock, respectively. No options were exercised during the three and nine month periods ended September 30, 2014.

10.	Stock Compensation (continued).

As of September 30, 2015, there was approximately $2.7 million of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 and 2014 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.25 years.

Restricted Stock Units

No restricted stock units were granted during the three and nine month periods ended September 30, 2015 and 2014. The Company recorded stock-based compensation related to restricted stock units totaling $19,022 and $56,446, respectively, during the three and nine month periods ended September 30, 2015. As of September 30, 2015, there was $159,823 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.12 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business and information about our business that we believe is important in understanding our financial condition and results of operations.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the third quarter of fiscal 2015.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including our critical accounting policies, are also summarized in the notes to our interim financial statements that are included in this report.

•	Results of Operations. This section provides an analysis of our results of operations for the three and nine month periods ended September 30, 2015 as compared to the same periods ended September 30, 2014.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•	Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

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

The chemical entity, 3,4-diaminopyridine (3,4-DAP), has never been approved by the FDA for any indication. If we are the first pharmaceutical company to obtain approval for an amifampridine-based product, of which there can be no assurance, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication. Further, because Firdapse® for the treatment of LEMS and CMS has previously been granted Orphan Drug Designation by the FDA, the product is also eligible to receive seven years of marketing exclusivity for either or both indications, running concurrently with the five years of marketing exclusivity described above if both exclusivities are granted.

As part of our agreement with BioMarin, we took over the sponsorship of an ongoing Phase 3 clinical trial evaluating Firdapse® for the treatment of LEMS. The Phase 3 trial was designed as a double blind, randomized “withdrawal trial” in which all patients were initially treated with Firdapse® during a 91-day run-in period followed by treatment with either Firdapse® or placebo (randomly assigned, about 1:1) during a two-week randomization period. A total of 38 patients completed the three month run-in period and subsequent two week randomization period. In a trial of this design, the clinically significant findings, when present, are worsening of symptoms in the placebo group.

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

During 2014, we established an expanded access program (EAP) to make Firdapse® available to any patients diagnosed with LEMS, CMS, or Downbeat Nystagmus in the United States, who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients for free until sometime after NDA approval. We are informing neuromuscular physicians on the availability of the Firdapse® EAP and working with various rare disease advocacy organizations to inform patients and physicians about the program.

During January 2015, we held our pre-NDA meeting with the FDA to discuss our anticipated submission of an NDA for Firdapse® for the treatment of LEMS. Based on our discussions with the FDA, we believe that our Phase 3 clinical program will provide acceptable support for submission of an NDA for Firdapse® for LEMS.

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

In addition to LEMS, we plan to evaluate Firdapse® for the treatment of other neuromuscular orphan indications, including certain forms of CMS and Myasthenia Gravis (MuSK antibody positive myasthenia gravis). We are currently completing the steps that we believe will be necessary to seek to include certain forms of CMS on our initial label for Firdapse®, assuming we are successful in obtaining approval of an NDA for Firdapse®. However, there can be no assurance that we will be successful in this effort. We are also currently in the process of developing a clinical program to evaluate Firdapse® for the treatment of a certain form of Myasthenia Gravis (MuSK antibody positive myasthenia gravis). There can be no assurance that Firdapse® will be determined to be effective in the treatment of Myasthenia Gravis (MuSK). Finally, we may seek to evaluate Firdapse® for the treatment to other treatment-refractory types of Myasthenia Gravis, although we have not yet begun to develop a clinical program for these indications. There can be no assurance that Firdapse® will be an effective treatment for other treatment-refractory types of Myasthenia Gravis.

During October 2015, we announced that we have initiated a small blinded clinical trial in the pediatric CMS population, ages 2 to 17, to evaluate the use of Firdapse® in the treatment of CMS. This trial has been designed based on the guidance we obtained from the FDA during our pre-NDA meeting in early 2015. Several academic institutions have been recruited for this new trial. We expect to have initial data from this trial by April 2016, and at that time participants may continue to receive Firdapse® under our Expanded Access Program. Our initial NDA submission for Firdapse® will include data and information (including data from a currently ongoing investigator treatment IND) to provide evidence supporting the benefits of Firdapse® for certain types of CMS and will request that CMS be included in our initial label for Firdapse®. When the data from our new trial is available, we intend to amend our NDA filing with these data.

In anticipation of the commercialization of Firdapse®, we are taking steps to prepare for the marketing of Firdapse® in the United States. During August 2015, we announced the appointment of Paul J. Merrigan as Chief Commercial Officer. Mr. Merrigan is responsible for leading our marketing, sales and commercial operations. We are currently working with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide education for the physicians who treat these rare diseases and the patients they treat. We also intend to develop a sales force of 15-20 representatives experienced in detailing drugs that treat rare diseases. This sales force will market Firdapse® to the approximately 900 neuromuscular specialists who we believe most often diagnose and treat neuromuscular diseases such as LEMS and CMS. In addition, we intend to develop a medical field organization with several medical science liaisons.

•	CPP-115. We are developing CPP-115, a GABA aminotransferase inhibitor that, based on our preclinical studies to date, we believe is a more potent form of vigabatrin, and may have fewer side effects (e.g., visual field defects, or VFDs) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected neurological indications such as complex partial seizures and Tourette’s Disorder. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West syndrome (a form of infantile spasms).

We are currently evaluating CPP-115 in a Phase 1(b) multi-dose safety and tolerance study. We revised the protocol for this study to add additional testing to assess whether surrogate markers of potential efficacy in treating Tourette’s Disorder might be observed in study participants. These changes have delayed slightly our reporting of the top-line results from this study, and, based on currently available information, we expect to report top-line results from this study during the fourth quarter of 2015. There can be no assurance that this trial will be successful.

•	CPP-109. During June 2015, we announced encouraging results from an academic investigator proof-of-concept study evaluating the use of CPP-109 (our formulation of vigabatrin, another GABA aminotransferase inhibitor) for the treatment of Tourette’s Disorder. The 8-week clinical four subject open label study was designed as an open label trial to evaluate the potential effect of GABA-aminotransferase inhibition as a mechanism for reducing tics in patients with treatment-refractory Tourette’s Disorder. Vigabatrin was used as a “research surrogate” in this study to demonstrate the utility of GABA-aminotransferase (GABA-AT) blockade, with the expectation that upon successfully demonstrating the utility of this mechanism, further development activities would focus on the potentially safer, more potent GABA-AT inhibitor, CPP-115.

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

During September 2015, we announced the initiation of a project to develop a generic equivalent of Sabril® (vigabatrin). Sabril® is marketed by Lundbeck Inc. in the United States for the treatment of infantile spasms and complex partial seizures. We have substantial previous experience with our version of vigabatrin (CPP-109), which we believe will contribute to the rapid development and filing of an ANDA for a generic version of Sabril®. There can be no assurance that we will be successful in these efforts or that any ANDA we file for vigabatrin will be approved.

In addition, during October 2015, we announced that the United States Patent and Trademark Office (USPTO) has issued a Notice of Allowance for U.S. Patent Application Serial Number 14/340,749. The patent claims a method of treating Tourette’s Disorder using the entire class of GABA-aminotransferase inactivators, including

CPP-115 and vigabatrin. A Notice of Allowance is issued after the U.S. Patent and Trademark Office (USPTO) determines that the prosecution of the merits of a patent has been completed. The patent can then be granted from an application upon payment of the issue fee. We expect the patent to issue in the next few months. Once issued, the patent would be expected to expire no earlier than its twenty-year term in January 2033. The expiration of this patent could also be extended by up to 5 years under the patent term restoration act, depending on the review and approval of a new drug application for a drug claimed in this patent and upon the indication approved for that drug. The Notice of Allowance and the allowed claims for this application are posted on the USPTO public PAIR website.

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

Risks Associated with Product Development

The successful development of our current drug candidates or any other drug candidate we may acquire, develop or license in the future is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical studies and trials, preclinical studies, proof-of-concept studies and other product development activities;

•	the results of our preclinical studies and clinical studies and trials, and the number of such studies and trials (and the scope of such studies and trials) that will be required for us to seek and obtain approval of our drug candidates;

•	the risk that another pharmaceutical company will receive an approval for its formulation of amifampridine for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) and/or Congenital Myasthenic Syndromes (CMS) before we do;

•	whether the FDA will accept for filing any NDA for Firdapse® that we may file, and even if such NDA filing is accepted, whether the FDA will grant a priority review of that NDA;

•	whether any NDA that we file for Firdapse® or any of our drug candidates will ever be approved; and

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights we may have for our drug candidates.

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

Research and development expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as occasional support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our drug development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109, CPP-115, and Firdapse®, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.

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

Selling and marketing expenses.

We do not currently have any selling or marketing expenses. We are incurring costs tied to our future sales and marketing efforts, as we move closer to the potential commercialization of Firdapse®. Our plan is to put in place over the next year the personnel that will help us develop the appropriate sales team, marketing, distribution channel, market access, reimbursement strategy and patient services, including patient assistance programs and patient advocacy support, so that we are in a position to commence our selling efforts immediately if we are successful in obtaining approval of any NDA that we may file for Firdapse®, of which there can be no assurance. Pre-commercialization costs are included in general and administrative expenses.

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

Warrants Liability.

We issued warrants to purchase shares of our common stock as part of an equity financing that we completed in October 2011. In accordance with U.S. GAAP, we have recorded the fair value of these warrants as a liability in the accompanying balance sheets at September 30, 2015 and December 31, 2014 using a Black-Scholes option-pricing model. We will re-measure the fair value of this warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Income taxes.

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of September 30, 2015 and December 31, 2014, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

As required by ASC 740, Income Taxes, we would recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Recently Issued Accounting Standards.

For discussion of recently issued accounting standards, please see Note 2, “Basis of Presentation and Significant Accounting Policies,” in the interim financial statements included in this report.

Non-GAAP Financial Measures.

We prepare our financial statements and footnotes thereto which accompany this report in accordance with U.S. Generally Accepted Accounting Principles (GAAP). To supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or in our communications with investors. Non-GAAP measures are provided as additional information and not as an alternative to our financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures that we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

The non-GAAP financial measure that we typically present excludes from the calculation of net loss the expense (or the income) associated with the change in fair value of the liability-classified warrants.

Any non-GAAP financial measures that we report should not be considered in isolation or as a substitute for comparable GAAP accounting, and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. Finally, the non-GAAP measures of net loss that we may use may be different from, and not directly comparable to, similarly titled measures used by other companies.

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

Results of Operations

Revenues.

We had no revenues for the three and nine month periods ended September 30, 2015 and 2014.

Research and Development Expenses.

Research and development expenses for the three and nine month periods ended September 30, 2015 were $3,042,671 and $7,969,731, respectively, including stock-based compensation expense in each of the three and nine month periods of $113,612 and $253,756, respectively. Research and development expenses for the three and nine month periods ended September 30, 2014 were $2,885,892 and $7,733,533 respectively, including stock-based compensation expense in each of the three and nine months periods of $35,704 and $59,583 respectively. Research and development expenses, in the aggregate, represented approximately 61% and 56% of total operating costs and expenses for the three and nine month periods ended September 30, 2015 and 70% and 73% for the three and nine month periods ended September 30, 2014, respectively. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees.

Expenses for research and development for the nine month period September 30, 2015, excluding stock based compensation, increased compared to amounts expended in the same period in 2014, as we increased activities related to our NDA filing for Firdapse®, and ongoing studies and trials and decreased activities related to our completed Phase 3 trial of Firdapse®.

As a result of our ongoing and projected studies and trials, as well as our efforts to complete an NDA filing for Firdapse®, we expect that costs related to research and development activities will continue to be substantial throughout the balance of 2015.

Selling and Marketing Expenses.

We had no selling expenses during the three and nine month periods ended September 30, 2015 and 2014. We are incurring pre-commercialization costs, tied to our preparation for future sales and marketing efforts, as we move closer to the potential commercialization of Firdapse®. These costs are principally for personnel, and their related activities, to develop the appropriate sales team, marketing, distribution channel, market access, reimbursement strategy and patient services, including patient assistance programs and patient advocacy support, so that we are in a position to commence our selling efforts at such time as we are successful in obtaining an approval of any NDA that we may file for Firdapse®, of which there can be no assurance. Pre-commercialization costs are included in general and administrative expenses.

General and Administrative Expenses.

General and administrative expenses for the three and nine months ended September 30, 2015 were $1,974,757 and $6,236,942, respectively, including stock-based compensation expense in each of the three and nine month periods ending September 30, 2015 of $217,158 and $755,360, respectively. General and administrative expenses for the three and nine months ended September 30, 2014 were $1,223,137 and $2,874,034, respectively, including stock-based compensation expense in each of the three and nine month periods ending September 30, 2014 of $408,922 and $430,743, respectively. General and administrative expenses represented 39% and 44% of total operating costs and expenses for the three and nine months ended September 30, 2015 and 30% and 27% for the three and nine months ended September 30, 2014, respectively. The increase in general and administrative expenses for the nine month period ended September 30, 2015 when compared to the same period in 2014 is primarily due to increases in pre-commercialization expenses, payroll and benefits expenses, investor relations expenses and travel expenses. We expect general and administrative expenses to increase in future periods as we expand our operations and headcount in preparation for the future commercialization of Firdapse®.

Stock-Based Compensation.

Total stock-based compensation for the three and nine month periods ended September 30, 2015 were $330,770 and $1,009,116 and for the three and nine month periods ended September 30, 2014 were $444,626 and $490,326, respectively. The increase in stock-based compensation for the nine month periods ended September 30, 2015 when compared to the same period in 2014, is primarily due to the 2015 amortization of stock options and restricted stock grants made in August 2014 and grants to new employees.

Change in fair value of warrants liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of the portion of these warrants which remain outstanding is recorded in the liability section of the balance sheet and was estimated at $1,397,959 and $2,794,891 at September 30, 2015 and December 31, 2014, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the three and nine months ended September 30, 2015, we recognized a gain of $521,731 and a loss of $324,591, respectively, due to the change in the fair value of the warrants liability. The gain during the three months ended September 30, 2015 was principally a result of the decrease of our stock price between June 30, 2015 and September 30, 2015. The loss during the nine months ended September 30, 2015 was principally a result of the increase of our stock price between December 31, 2014 and September 30, 2015. For the three and nine months ended September 30, 2014, we recognized losses of $906,787 and $1,465,892 due to the change in the fair value of the warrants liability. The losses during the three and nine months ended September 30, 2014 were principally a result of the increases of our stock price between June 30, 2014 and September 30, 2014, and December 31, 2013 and September 30, 2014, respectively. We believe, future changes in the fair value of the warrants liability will be due primarily to fluctuations in the value of our common stock and the timing of warrant exercises.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. The increase in other income, net for the nine month period ended September 30, 2015 when compared to the same period in 2014 is due to higher average investment balances from the proceeds of our offerings. Other income, net, consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes.

We have incurred net operating losses since inception. For the three and nine month periods ended September 30, 2015 and 2014, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $4,449,038 and $14,417,800, respectively, for the three and nine months ended September 30, 2015 ($0.05 and $0.18, respectively, per basic and diluted share) as compared to a net loss of $5,009,892 and $12,019,031, respectively, for the three and nine months ended September 30, 2014 ($0.07 and $0.19, respectively, per basic and diluted share).

Non-GAAP Net Loss.

Our non-GAAP net loss, which excludes for the three and nine months ended September 30, 2015 a gain of $521,731 and a loss of $324,591, respectively, associated with the change in the fair value of liability classified warrants, was $4,970,769 and $14,093,209 for the three and nine months ended September 30, 2015 ($0.06 and $0.18, respectively, per basic and diluted share). Our non-GAAP net loss, which excludes for the three and nine months ended September 30, 2014 losses of $906,787 and $1,465,892 associated with the change in the fair value of liability classified warrants, was $4,103,105 and $10,553,139 for the three and nine months ended September 30, 2014 ($0.06 and $0.17, respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At September 30, 2015, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $63.0 million and working capital of $62.0 million. At December 31, 2014, we had cash and cash equivalents, certificates of deposit and short term investments aggregating $39.3 million and working capital of $38.0 million. At September 30, 2015, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

We have to date incurred operating losses, and we expect these losses to be substantial in the future as we expand our drug development programs and prepare for the commercialization of our drug candidates. We anticipate using current cash on hand to finance these activities. It will likely take several years to obtain the necessary regulatory approvals to commercialize one or more of our drug candidates in the United States.

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

In that regard, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in drug development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competition and market developments;

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.

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

Cash Flows

Net cash used in operating activities was $13,383,899 and $8,961,828, respectively, for the nine month periods ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, net cash used in operating activities was primarily attributable to our net loss of $14,417,800, an increase in prepaid expenses and other current assets of $341,220 and a decrease in accounts payable of $997,189. This was partially offset by an increase of $1,010,221 in accrued expenses and other liabilities, $324,591 of non-cash change in fair value of warrants liability and $1,037,498 of other non-cash expenses. During the nine months ended September 30, 2014, net cash used in operating activities was primarily attributable to our net loss of $12,019,031, an increase of $2,707,916 in prepaid expenses and other current assets and a decrease in accounts payable of $325,994. This was partially offset by an increase of $4,116,292 in accrued expenses and other liabilities, $1,465,892 of non-cash change in fair value of warrants liability and $508,929 of other non-cash expenses. Other non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities during the nine months period ended September 30, 2015 was $56,976, consisting primarily of purchase of short-term investments and capital expenditures. Net cash used in investing activities during the nine months period ended September 30, 2014 was $8,732,087 consisting primarily of purchases of short term investments of $8,985,602, and capital expenditures of approximately $43,427, offset by redemptions of investments of $296,942.

Net cash provided by financing activities during the nine month period ended September 30, 2015 was $37,094,556, consisting of $34,873,869 from the net proceeds from the sale of common stock under the 2014 Shelf Registration Statement, $1,895,738 of proceeds from the exercise of warrants to purchase common stock and $324,949 of proceeds from the exercise of stock options to purchase common stock. Net cash provided by financing activities during the nine month period ended September 30, 2014 was $26,741,634, consisting of $26,725,130 from the net proceeds from the sale of common stock under the 2014 Shelf Registration Statement, and $16,504 of proceeds from the exercise of warrants to purchase common stock.

Contractual Obligations

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement. We have agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in our license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to us royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin.

•	Payments for Firdapse® development. Based on current available information, we estimate that the total product development costs for Firdapse®, excluding third-party milestone payments, will be approximately $25 million. At September 30, 2015, we had paid approximately $20.6 million of this amount and had prepaid research fees of approximately $967,000, accounts payable of approximately $448,000 and accrued expenses and other liabilities of approximately $466,000 in the accompanying balance sheet in connection with related agreements.

•	Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $406,590, had accrued liabilities of $26,250, at September 30, 2015 in the accompanying balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $300,000 is due on August 27, 2018.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $453,000 in 2015. The agreement expires in November 2016.

•	Lease for office space. We operate our business in leased office space in Coral Gables, Florida. We currently lease approximately 5,200 square feet of office space for which we pay annual rent of approximately $200,000.

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

The successful development of our drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	our estimates regarding anticipated capital requirements and our need for additional financing;

•	the scope, rate of progress and expense of our clinical trials and studies, preclinical studies, proof-of-concept studies and our other drug development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	whether our trials and studies will be successful;

•	the results of our clinical studies and trials, preclinical studies, proof-of-concept studies and our other development activities, and the number of such studies and trials that will be required for us to seek and obtain approval of NDAs for our drug candidates;

•	whether the third parties that assist us in our trials and studies perform as anticipated and within the budgets established for their activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Processes (cGMP);

•	whether any of our drug candidates will ever be approved for commercialization;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-DAP for the treatment of LEMS and/or CMS before we do;

•	what clinical trials and studies will be required before we can submit an NDA for Firdapse® for the treatment of CMS and whether any such clinical trials will be successful;

•	whether the FDA will accept for filing any NDA for Firdapse® that we may file and even if such NDA filing is accepted, whether the FDA will grant a priority review of that NDA;

•	whether the receipt of breakthrough therapy designation for Firdapse® will expedite the development and review of Firdapse® by the FDA or the likelihood that the product will be found to be safe and effective;

•	whether any NDA that we file for Firdapse® or for any other drug candidate will ever be approved;

•	even if one or more of our drug candidates is approved for commercialization, whether we will be able to successfully commercialize those products;

•	whether we will ever be able to achieve sustained profitability;

•	our estimates of the pricing of our drug candidates, if approved, and the size of the market for such drug candidates;

•	third-party payor reimbursement for any of our drug candidates that are commercialized;

•	the market adoption of any of our drug candidates approved for commercialization by physicians and patients;

•	our ability to obtain a sufficient commercial supply of our products;

•	our ability to successfully obtain additional indications for our drug candidates beyond those which may initially be approved;

•	the impact on sales of our products by others that are competitive to our products;

•	if one or more of our products are approved for commercialization, the costs, timing or estimated completion of any post-marketing studies that we are obligated to complete;

•	our expectations regarding licensing, acquisitions or strategic relationships;

•	changes in the laws and regulations affecting our business;

•	whether we can successfully protect any of our drug candidates under intellectual property laws;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights we may have for our drug candidates;

•	our ability to develop a sales force to commercialize any products as to which we may obtain the right to commercialize;

•	our ability to attract and retain skilled employees;

•	security breaches of our computer systems, or the computer systems of our contractors and/or vendors;

•	the impact of employee or consultant misconduct; and

•	changes in general economic conditions and interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risks during the three and nine months ended September 30, 2015 have not materially changed from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended September 30, 2015, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to Notes to Unaudited Financial Statements for information about the settlement of the securities class action litigation.

The Company is not a party to any other legal proceedings.

ITEM 1A.	RISK FACTORS

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

Date: November 9, 2015

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