Form 10-K
period 2015-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2016-03-15
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33057

CATALYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State of jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle, Suite 1250 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 529-2522

Securities Registered Pursuant to Section 12(b) of the Act.

Common Stock, par value $0.001 per share	Nasdaq Capital Market
(Title of each class)	(Name of exchange on which registered)

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

As of June 30, 2015, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting, and non-voting common equity held by non-affiliates was $316,734,842

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,880,360 shares of common stock, $0.001 par value per share, were outstanding as of March 11, 2016.

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders. The proxy statement with respect to the 2016 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

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

“We,” “our,” “ours,” “us,” “Catalyst,” or the “Company,” when used herein, refers to Catalyst Pharmaceuticals, Inc., a Delaware corporation.

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

The successful development and commercialization of our current drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	our estimates regarding anticipated capital requirements and our need for additional financing;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine (3,4-DAP) for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), or any other indication, before we do;

•	what additional supporting information will be required before the U.S. Food and Drug Administration (FDA) will file an new drug application (NDA) submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether any NDA that we may submit for Firdapse®, if accepted for filing by the FDA, will be granted a priority review;

•	whether any additional clinical studies or trials will be required before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether any clinical studies or trials that may be required before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS will be successful;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will expedite the review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•	whether as part of the FDA review of any NDA that we may submit for filing for Firdapse®, the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•	whether, assuming Firdapse® is approved for commercialization, we will be able to develop a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, post-traumatic stress disorder, Tourette’s Disorder or any other indication;

•	whether we can successfully design and complete a bioequivalence study of our version of vigabatrin compared to Sabril® that is acceptable to the FDA;

•	whether any such bioequivalence study, the design of which is acceptable to the FDA, will be successful;

•	whether any abbreviated new drug application (ANDA) that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	whether our trials and studies will be successful;

•	the results of our clinical studies and trials, pre-clinical studies, proof-of-concept studies, and our other development activities, and the number of such studies and trials that will be required for us to seek and obtain approval of new drug applications, or NDAs, for our drug candidates;

•	whether the third parties that assist us in our trials and studies perform as anticipated and within the budgets established for their activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	whether any of our drug candidates will ever be approved for commercialization;

•	even if one or more of our drug candidates is approved for commercialization, whether we will be able to successfully commercialize those products and achieve sustained profitability;

•	our estimates of the pricing of our drug candidates, if approved, and the size of the market for our drug candidates;

•	third-party payor reimbursement for any of our drug candidates that are commercialized;

•	what pricing we will be able to achieve with respect to our drug products and the impact of public scrutiny on the pricing of drug products generally and our products and orphan drugs in particular;

•	changes in the laws and regulations and regulatory guidance affecting our business;

•	the market adoption of any of our drug candidates approved for commercialization by physicians and patients;

•	our ability to obtain a sufficient commercial supply of our products;

•	if one or more of our products are approved for commercialization, the costs, timing or estimated completion of any post-marketing studies that we may be obligated to complete;

•	our expectations regarding licensing, acquisitions or strategic relationships;

•	whether we can successfully protect any of our drug candidates under intellectual property laws;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights we may have for our drug candidates;

•	our ability to attract and retain skilled employees;

•	security breaches of our computer systems, or the computer systems of our contractors and/or vendors;

•	the impact of potential employee, vendor or consultant misconduct; and

•	changes in general economic conditions and interest rates.

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

The chemical entity, amifampridine (3,4-diaminopyridine, or 3,4-DAP), has never been approved by the FDA for any indication. Because Firdapse® for the treatment of LEMS and CMS has previously been granted Orphan Drug Designation by the FDA, the product is eligible to receive seven years of marketing exclusivity for either or both indications. Further, if we are the first pharmaceutical company to obtain approval for an amifampridine product, of which there can be no assurance, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication, running concurrently with the seven years of orphan drug marketing exclusivity described above if both exclusivities are granted.

As part of our 2012 agreement with BioMarin, we took over the sponsorship of an ongoing Phase 3 clinical trial evaluating Firdapse® for the treatment of LEMS. The Phase 3 trial was designed as a double blind, randomized “withdrawal trial” in which all patients were initially treated with Firdapse® during a 91-day run-in period followed by treatment with either Firdapse® or placebo (randomly assigned, about 1:1) during a two-week randomization period. A total of 38 patients completed the three month run-in period and subsequent two week randomization period. In a trial of this design, the clinically significant findings, when present, are worsening of symptoms in the placebo group.

On September 29, 2014, we reported top-line results from this trial. A summary of the results is as follows:

•	Primary endpoints:

•	The primary endpoint of change in quantitative myasthenia gravis score, or QMG, at day 14 reached statistical significance (p=0.0452), with a worsening of 2.2 points observed in the placebo group and a worsening of 0.4 points observed in the treatment group.

•	The primary endpoint of change in subject global impression, or SGI, at day 14 was highly statistically significant (p=0.0028), with a worsening of 2.6 points observed in the placebo group and a worsening of 0.8 points observed in the treatment group.

•	Secondary endpoints:

•	The secondary endpoint for the physician’s clinical global impression of improvement, or CGI-I, reached statistical significance (p=0.0267), with a worsening at day 14 of 1.1 points between the placebo group and the treatment group.

•	The secondary endpoint of change in walking speed at day 14 showed a worsening of 9.7 feet per minute in the placebo group. The magnitude of the change relative to the variance in this test prevented the change from achieving statistical significance.

•	Patient tolerance of Firdapse®:

•	Firdapse® was generally safe and well tolerated. During the 91-day open label run-in period, treatment emergent adverse events occurred more frequently in treatment-naïve patients than in previously treated patients (approximately 10% of treatment naïve patients withdrew during this part of the study). During the placebo-controlled portion of the study, side effects occurring more frequently in the Firdapse® group were benign and consisted primarily of perioral and digital paresthesia and infections. No patients withdrew during this period.

•	All subjects who were randomized into the trial elected to continue with Firdapse® in the two-year safety follow-up phase of the trial.

During 2014, we established an expanded access program (EAP) to make Firdapse® available to any patients diagnosed with LEMS, CMS, or Downbeat Nystagmus in the United States who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients at no cost until sometime after NDA approval, should we receive such approval (of which there can be no assurance). We are informing neuromuscular physicians on the availability of the EAP and working with various rare disease advocacy organizations to inform patients and physicians about the program.

On July 22, 2015, we announced that we had initiated a rolling submission of an NDA for Firdapse® for the treatment of LEMS and CMS, and on December 17, 2015, we announced the completion of this submission.

On February 17, 2016, we announced that we had received a “refusal to file” letter from the FDA regarding our NDA submission. The “refusal to file” letter states that after a preliminary review, the FDA has found that our application was not sufficiently complete and requests additional supporting information. The letter does not provide comment on the acceptability of the submitted clinical data, and no judgment is made in the letter on the efficacy or safety of Firdapse®. We are currently scheduled to meet with the FDA in early April 2016 to discuss the FDA’s comments on our NDA submission and to hopefully reach an understanding as to what will be required for the NDA to be filed by the FDA for review.

There can be no assurance as to what additional supporting data (including any additional clinical trials or other information) will be required before the FDA accepts any NDA that we may submit in the future for Firdapse®. There can also be no assurance that even if any future NDA that we may submit is filed by the FDA and undergoes substantive review, that such NDA will be approved and that we will be granted the right to commercialize Firdapse®.

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse®. To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial in the pediatric CMS population, ages 2 to 17, to further evaluate the use of Firdapse® for the treatment of CMS. There can be no assurance that this trial will be successful, whether other trials will be required before the FDA considers any NDA for Firdapse® for the treatment of CMS, or whether any NDA that we may submit for Firdapse® for the treatment of CMS will be filed by the FDA for review and approved.

Firdapse® is also currently being evaluated as a treatment for MuSK-antibody positive myasthenia gravis. In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-antibody positive myasthenia gravis (MuSK-MG). The study is planned to include approximately 20 patients and we anticipate the investigator reporting top-line results from the study in early 2017. We are providing study drug and financial support for this trial. If this trial is successful, we will consider submitting an application for orphan drug designation and pursuing approval of Firdapse® for this indication. There can no assurance that this trial will be successful, or, even if this trial is successful, whether other clinical trials will be required before we may seek approval of an NDA for Firdapse® for the treatment of MuSK-MG.

Finally, we may seek to evaluate Firdapse® for the treatment of other treatment-refractory types of Myasthenia Gravis or other rare, similar neuromuscular diseases, although we have not yet begun to develop clinical programs for these indications. There can be no assurance that Firdapse® will be an effective treatment for other treatment-refractory types of myasthenia gravis or for any other rare, similar neuromuscular diseases.

We are taking steps to prepare for the commercialization of Firdapse® in the United States. This has included the September 2015 hiring of Paul J. Merrigan as our Chief Commercial Officer. We have also hired several key individuals to begin to build our commercial organization who, together with Mr. Merrigan, are working to develop our commercial plans and operations. With respect to the marketing of Firdapse®, we intend to develop an internal sales force of approximately 15-20 representatives experienced in creating awareness of rare diseases and promoting products that treat rare diseases to promote Firdapse® to the approximately 900 neuromuscular specialists who we believe most often diagnose and treat neuromuscular diseases such as LEMS and CMS. We are also currently working with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide and support education for the physicians who treat these rare diseases and the patients they treat. We also plan to introduce and support a comprehensive offering of patient services, including patient assistance programs to eligible patients. We further expect to distribute our product through a network of specialty pharmacies with a single dedicated case management hub responsible for interfacing with patients, physicians and payors.

Further, as part of our commitment to the healthcare professional community, we expect to deploy a medical field organization with several medical science liaisons to support the physicians and their staff who treat patients with the diseases our products are indicated to treat. We also intend to hire several market access account managers who will supplement the efforts of our medical organization to educate payors in an effort to facilitate and gain insurance coverage.

The following discusses several important aspects of our development program for Firdapse®:

•	Amifampridine is a voltage-gated potassium channel blocker. The Firdapse® tablets used in our Phase 3 clinical trial was the same product approved for marketing in Europe and has been shown to be more stable than the free base form of amifampridine. This enhanced stability is expected to provide LEMS and CMS patients with the assurance that their drug consistently has the correct potency and purity and can be stored at room temperature.

•	We are aware that another pharmaceutical company, Jacobus Pharmaceutical, has conducted a Phase 2 trial with a different formulation of amifampridine as a free base (i.e., 3,4-DAP) for the treatment of LEMS. While there can be no assurance, based on currently available information, we believe that our comprehensive development program for amifampridine phosphate is further along in development than this other company’s development program.

•	We believe that the LEMS patient community deserves the benefits of having an approved product to treat their disease that has met the FDA’s stringent approval requirements, including a demonstration of safety and efficacy and is widely available for use by physicians treating LEMS patients. To date, no version of amifampridine has been approved by the FDA for use in the treatment of LEMS or CMS. To obtain approval to market a drug in the U.S., a significant number of pre-clinical and clinical safety and efficacy studies must be completed. This includes studies that evaluate the efficacy of the product, including in most cases two adequate and well-controlled, pivotal registration trials that meet the requirements established by the FDA, although a single adequate and well-controlled pivotal registration trial with confirmatory evidence may be sufficient in some cases. It also includes studies that evaluate the drug’s long-term toxicity, acute toxicity, reproductive toxicity, carcinogenicity, mutagenicity, cardiac safety, renal safety, pharmacokinetics, absorption, distribution, metabolism and elimination. Also of importance with an FDA approved product are the instructions to healthcare providers on how to safely use and prescribe the drug to their patients. Our development plan for Firdapse® was designed to meet all of these requirements.

•	We have already made, and we are continuing to make, a significant investment in developing Firdapse®. Our NDA submission for Firdapse® included more than 60 pre-clinical and clinical studies conducted over the last five years. This is a major investment of capital and years of research and development by us, and is in addition to the substantial investments that were previously put into the development of this product by BioMarin, by the other former licensors of the product, and by the innovator of the product (the pharmaceutical unit (AGEPS) of the Paris Public Hospital Authority).

•	While pricing for Firdapse® has not been established, we recognize the importance of access to affordable medicines. We expect to work to develop appropriate plans for broad patient access in the U.S. market to the small population of patients in need with LEMS and CMS.

•	We expect to have available patient assistance programs and to provide grant support to independent 501(c)(3) foundations to assist eligible patients who cannot afford their medication.

•	We believe that there are many patients with LEMS and CMS who do not presently have access to treatment with experimental versions of 3,4-DAP. We believe that once there is an FDA approved version of amifampridine available in the market, patients who currently do not have access to investigational versions of this drug because of its limited accessibility through our EAP, through several investigator-sponsored INDs at a small number of academic medical institutions (where the 3,4-DAP provided to patients is supplied by Jacobus Pharmaceuticals), or through compounding pharmacies, will have access to an amifampridine treatment for the first time. We also believe that there are LEMS patients who are currently undiagnosed or who have been misdiagnosed with another neuromuscular disease who, once an approved drug is available, may be re-evaluated and could benefit from treatment with amifampridine.

CPP-115

We are developing CPP-115, a GABA aminotransferase inhibitor that, based on our pre-clinical studies to date, we believe is a more potent form of vigabatrin, and may have fewer side effects (e.g., visual field defects, or VFDs) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected neurological indications such as complex partial seizures and Tourette’s Disorder. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West Syndrome (a form of infantile spasms).

We recently announced top line results from a Phase 1b double-blind, placebo controlled safety and tolerance study of CPP-115 in six normal, healthy, adult male volunteers. The results showed significant increases in brain levels of the surrogate marker for potential efficacy, gamma-aminobutyric acid (GABA), a mechanism known to effectively treat epilepsy, infantile spams, and potentially Tourette’s Disorder. The main adverse effect of prolonged elevated brain GABA, somnolence, was also observed.

While the primary objective of this study was to obtain safety and tolerability data for CPP-115 administered over 14 days, brain GABA levels were measured as a surrogate marker of potential efficacy, since CPP-115 is a second generation GABA aminotransferase inhibitor. Specifically, this study examined GABA levels in both the POC (Parietal-Occipital Cortex), a grey matter rich region thought to be associated with epilepsy, and which was previously studied using vigabatrin, and the SMA (Supplementary Motor Area), which is thought to be associated with Tourette’s Disorder. The maximum brain GABA increases, in both brain regions, ranged from about 150% to over 200% of baseline levels, as measured by magnetic resonance spectroscopy (MRS).

We are presently evaluating the full results of this study, including additional data from laboratory safety tests and pharmacokinetic modeling of the patients in this study, and developing a plan to make CPP-115 “ready for Phase 2,” including a Phase 1b dose ranging study evaluating the effects on brain GABA of CPP-115 at lower doses. We hope to commence this next study sometime in 2016, subject to the availability of funding.

CPP-109

Tourette’s Disorder

During June 2015, we announced the top-line results of an academic investigator proof-of-concept study evaluating the use of CPP-109 (our formulation of vigabatrin, another GABA aminotransferase inhibitor) for the treatment of Tourette’s Disorder. The 8-week, four subject open label study was designed as an open label trial to evaluate the potential effect of GABA-aminotransferase inhibition as a mechanism for reducing tics in patients with treatment-refractory Tourette’s Disorder. The most common side-effect was daytime tiredness, and one subject experienced an increase in moodiness and obsessive-compulsive symptoms. Vigabatrin was used as a “research surrogate” in this study to demonstrate the utility of GABA-aminotransferase (GABA-AT) blockade, with the expectation that upon successfully demonstrating the utility of this mechanism, further development activities would focus on the potentially safer, more potent GABA-AT inhibitor, CPP-115.

We believe that the top-line results from this study suggest an encouraging signal of activity in adult treatment-refractory patients with Tourette’s Disorder. Further, we believe that CPP-109’s mechanism of action validates the potential for CPP-115 to be a candidate for the treatment of Tourette’s Disorder. However, there can be no assurance that CPP-115 will be effective for the treatment of refractory patients with Tourette’s Disorder.

Generic Sabril®

During September 2015, we announced the initiation of a project to develop a generic version of Sabril® (vigabatrin). Sabril® is marketed by Lundbeck Inc. (“Lundbeck”) in the United States for the treatment of infantile spasms and complex partial seizures. We have substantial previous experience with our version of vigabatrin (CPP-109), which we believe will contribute to our development and submission of an abbreviated new drug application (ANDA) for a generic version of Sabril®. There can be no assurance that we will be successful in these efforts or that any ANDA that we submit for vigabatrin will be accepted for review or approved.

Capital Resources

Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations through the first quarter of 2017. However, we will require additional funding to support our operations beyond the first quarter of 2017. There can be no assurance that we will obtain additional funding or that we will ever be in a position to commercialize any of our drug candidates. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Our Strategy

Our goal is to develop and commercialize novel prescription drugs targeting rare (orphan) diseases with an initial focus on neuromuscular and neurological diseases and disorders. Specifically, we intend to:

•	Pursue approval of Firdapse® for LEMS and CMS. We are continuing our efforts to seek approval to commercialize Firdapse® for LEMS. We are also taking steps that we hope will allow us to include CMS in our initial labeling for our product.

•	Seek additional orphan drug indications for Firdapse®. We believe that Firdapse® may also be an effective treatment for other neuromuscular orphan indications such as MuSK-antibody positive myasthenia gravis (MuSK-MG). We are currently supporting an investigator-sponsored clinical trial evaluating the use of Firdapse® to treat MuSK-MG, and, subject to the availability of funding, we plan to pursue the necessary clinical and non-clinical trials and studies to evaluate Firdapse® as a treatment for additional neuromuscular indications.

•	Continue required clinical and pre-clinical work on CPP-115. We recently reported the results of a Phase 1b multi-dose safety and tolerance study of CPP-115, and, subject to the availability of funding, we plan to undertake an additional Phase 1b dose-ranging study of CPP-115 during 2016. We hope to develop CPP-115 for the treatment of epilepsy (initially infantile spasms), Tourette’s Disorder, and the treatment of other selected neurological indications.

•	Continue the development of a generic version of Sabril®. Because of our prior experience developing our version of vigabatrin (CPP-109), we believe we are well positioned to develop a generic version of Sabril®. We have obtained the referenced product from Lundbeck and are presently taking the steps required to complete the bioequivalence and other studies that will be required for us to submit an ANDA for this product. There can be no assurance that we will be successful in filing and obtaining approval of an ANDA for this product.

•	Seek a partner for CPP-115 or generic Sabril®. We may seek a strategic partner to work with us in the development and future commercialization of CPP-115 and/or generic Sabril®. However, no arrangements have been entered into to date.

•	Seek to acquire additional products. We continue to seek to acquire additional relatively late stage orphan drug opportunities to add to our product portfolio. However, no agreements have been entered into to date to acquire additional products and any such product acquisitions would be subject to the availability of funding.

Firdapse®

Product overview

Firdapse® is Catalyst’s and BioMarin’s (depending on market region) registered trade name for amifampridine phosphate tablets. Amifampridine is the WHO (World Health Organization) registered INN (International Nonproprietary Name) and United States Adopted Name (USAN) for the chemical entity, 3,4-diaminopyridine, often abbreviated as 3,4-DAP. Firdapse® contains the phosphate salt of amifampridine, hence the name “amifampridine phosphate.” We will refer to our drug by its trade name (Firdapse®), by the INN/USAN (amifampridine phosphate), or both, throughout this Form 10-K.

In addition to the positive results we reported from our Phase 3 trial described below, clinical efficacy information for the symptomatic treatment of patients with LEMS with amifampridine base have been derived from five published randomized, double-blind, placebo-controlled studies and one published randomized, double-blind, active-control study in patients with LEMS. The data from the randomized controlled studies generally show statistically significant improvements across a number of measures of neurological function, including Quantitative Myasthenia Gravis (QMG) score and compound muscle action potential (CMAP), which have been demonstrated to be clinically relevant in patients with LEMS. Results of these studies suggest that amifampridine is more effective for the symptomatic treatment of LEMS compared with placebo or active investigational comparator (pyridostigmine). Additionally, data from multiple published uncontrolled investigations and case reports support the long-term benefits of treatment with amifampridine in patients with LEMS. In some cases, removal of patients from drug can lead to a recurrence of underlying symptoms, but with reintroduction of amifampridine improvement of muscle function is regained. Amifampridine has been recommended as first-line symptomatic treatment for LEMS by the European Federation of Neurological Societies (now known as the European Academy of Neurology). In December 2009, amifampridine phosphate received marketing approval from the European Commission for Firdapse® for the symptomatic treatment of patients with LEMS.

Safety data from clinical data published over the last 30 years in patients with LEMS or other neurological disorders treated with amifampridine show that amifampridine is well tolerated at doses ≤80 mg per day. Among the 1,279 patients or healthy subjects assessed in the literature, the most frequently reported adverse events (AEs) were perioral and peripheral paresthesias (unusual sensations like pins and needles), and gastrointestinal disorders (abdominal pain, nausea, diarrhea, and epigastralgia (pain around the upper part of the stomach)). These events were typically mild or moderate in severity, and transient, seldom requiring dose reduction or withdrawal from treatment.

Lambert-Eaton Myasthenic Syndrome

Lambert-Eaton Myasthenic Syndrome, or LEMS, is a rare autoimmune neuromuscular disorder characterized primarily by muscle weakness of the limbs. The disease is caused by an autoimmune reaction where antibodies are formed against voltage gated calcium channels on nerve endings, which damages the channels. These calcium channels are responsible for the transport of charged calcium atoms that activate the biochemical machinery responsible for releasing acetylcholine. Acetylcholine is the neurotransmitter responsible for causing muscles to contract and the failure to release enough of this neurotransmitter results in muscle weakness in LEMS patients. Additionally, LEMS is often associated with an underlying malignancy, most commonly small-cell lung cancer (SCLC), and in some individuals, LEMS is the first symptom of such malignancy.

LEMS generally affects the extremities, especially the legs. As LEMS most affects the parts of limbs closest to the trunk, difficulties with climbing stairs or rising from a sitting position are commonly noted. Physical exercise and high temperatures tend to worsen the symptoms. Other symptoms often seen include weakness of the muscles of the mouth, throat, and eyes. Individuals affected with LEMS also may have a disruption of the autonomic nervous system, including dry mouth, constipation, blurred vision, impaired sweating, and/or hypotension.

LEMS is managed by treating the symptoms or treating the underlying autoimmune attack on voltage gated calcium channels. Unapproved treatments include steroids, azathioprine and intravenous immunoglobulin, which work by suppressing the immune system; and pyridostigmine and amifampridine, which enhance neuromuscular transmission. Plasma exchange has also been used in an attempt to remove antibodies from the body. Firdapse® is a symptomatic treatment and does not alter the underlying autoimmune condition. As a voltage gated potassium blocker, Firdapse® prevents charged potassium particles from leaving the nerve cells, which prolongs the period of depolarization. This allows more charged calcium atoms to enter the nerves, which enables the nerves to release acetylcholine and causes muscles to contract and to restore lost muscle strength in LEMS patients.

Based on currently available information, we estimate that there are approximately 3,000 LEMS patients in the United States. However, until an amifampridine product is finally approved by the FDA and awareness of the disease is increased, it is unlikely that the total number of LEMS patients in the United States can be determined with absolute certainty, as is typical of rare diseases, and the actual number of patients in the United States with LEMS may be higher or lower than our estimate. Some of the factors that affect the size of the population with a rare disease such as LEMS include, without limitation, the number of patients actually diagnosed with the disease, the number of patients who were misdiagnosed with other diseases before it is determined that they have the disease and the number of patients who have the disease whose doctors do not become aware of the availability of a treatment for the disease until after a product is approved or, even if they are aware of the product, are unwilling or unable to prescribe the product until it is approved and generally available in the commercial marketplace. Further, we believe that some patients who have LEMS could have been misdiagnosed with another disease (such as myasthenia gravis) and that while there is an antibody test that positively identifies patients with LEMS, we believe that the test is not particularly well known or utilized at this time by neurologists. Further, we believe that many patients with SCLC, some of whom also have LEMS, are not being treated for LEMS because many of the oncology medical professionals who treat SCLC patients are generally not familiar with how to diagnose and treat LEMS. All of these factors are likely to affect the ultimate number of patients, either up or down, who are indicated and in need of treatment with an amifampridine product.

Congenital Myasthenic Syndromes

Congenital myasthenic syndromes, or CMS, is a rare neuromuscular disorder comprising a spectrum of genetic defects and is characterized by fatigable weakness of skeletal muscles with onset at or shortly after birth or early childhood; in rare cases symptoms may not manifest themselves until later in childhood. The severity and course of the genetic disease types are variable, ranging from minor symptoms to progressive disabling weakness; symptoms may be mild, but sudden severe exacerbations of weakness or even sudden episodes of respiratory insufficiency also occur.

Many patients with CMS may respond to unapproved pharmacologic intervention, including esterase inhibitors, amifampridine (i.e. 3,4-DAP), ephedrine, fluoxetine or quinidine, and albuterol, alone or in combinations. The particular therapy is dictated by the diagnosed CMS type, as drugs beneficial in treating one type of CMS can be detrimental in patients with another type of CMS.

Congenital myasthenic syndrome(s) is rare, estimated at one-tenth that of myasthenia gravis, which in itself is rare. Based on currently available information, we estimate that there are between 1,000 and 1,500 CMS patients in the United States.

MuSK-antibody positive myasthenia gravis

MuSK-MG is a rare disease that is estimated to inflict 5-8% of all myasthenia gravis patients (equating to an estimate of approximately 4,500 patients in the United States). MuSK antibodies identify a clinically distinguishable, more severe form of MG. The disease is characterized by a predominance in females, prominent bulbar involvement, more severe clinical condition and resistance to treatment. Although many patients with MuSK-MG are presently treated with anticholinesterase inhibitors or immunosuppressants, such patients do not generally respond adequately to these treatments.

Strategic collaboration with BioMarin for Firdapse®

On October 26, 2012, we entered into a strategic collaboration with BioMarin for Firdapse®. The key components of the collaboration included our licensing of the exclusive North American rights to Firdapse® pursuant to a License Agreement, dated October 26, 2012, between us and BioMarin (the BioMarin License Agreement), and BioMarin making a $5.0 million investment in our common stock to advance the development of Firdapse®. We believe that we remain in compliance with the license agreement.

As part of the license, we took over the Phase 3 clinical trial that BioMarin had previously begun in the United States and Europe evaluating Firdapse® for the treatment of LEMS. We completed the Phase 3 treatment phase during September 2014 and announced the top-line results from the trial shortly thereafter.

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

Under the BioMarin License Agreement, we have also agreed to make certain milestone payments to such third party licensor and to the former stockholders of Huxley Pharmaceuticals, Inc. (Huxley) that BioMarin is obligated to make. With respect to Firdapse®, the milestones aggregate approximately $2.6 million upon filing by the FDA of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS.

Firdapse® was approved by European Medicines Agency for the treatment of LEMS in December 2009, and BioMarin sells the product in the EU. BioMarin is also currently performing or has previously completed certain post-marketing studies of Firdapse® that they are required to conduct to support their continued approval of Firdapse® in the EU. We have agreed to pay one half of the costs of these studies. We have also shared the costs of a cardiac safety study and reproductive toxicity studies that have been completed and are required for approval of Firdapse® by the FDA.

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

Breakthrough therapy designation

Firdapse® for LEMS has been granted Breakthrough Therapy Designation by the FDA. A breakthrough therapy is defined as a drug that is “intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.”

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

Orphan drug designation

Amifampridine phosphate has been granted Orphan Drug Designation by the FDA for the treatment of both LEMS and CMS, making the drug eligible to be granted seven-year marketing exclusivity for these indications if we are the first pharmaceutical company to obtain approval of an NDA for a product containing amifampridine as the active moiety for the treatment of either LEMS or CMS.

The Phase 3 clinical trial

In June 2011, BioMarin commenced a Phase 3 clinical trial in the United States studying Firdapse® for the treatment of LEMS, which trial was transferred to us pursuant to the BioMarin License Agreement. The trial was designed as a randomized double-blind, placebo-controlled discontinuation trial in approximately 36 LEMS patients. After patients were treated with amifampridine phosphate for at least 91 days, they were randomly assigned to either continue on amifampridine phosphate or be discontinued to placebo over a 2-week period. They were then returned to open label amifampridine phosphate treatment for a two-year follow-up period.

On September 29, 2014, we reported top-line results from this trial. A summary of the results is as follows:

•	Primary endpoints:

•	The primary endpoint of change in quantitative myasthenia gravis score, or QMG, at day 14 reached statistical significance (p=0.0452), with a worsening of 2.2 points observed in the placebo group and a worsening of 0.4 points observed in the treatment group.

•	The primary endpoint of change in subject global impression, or SGI, at day 14 was highly statistically significant (p=0.0028), with a worsening of 2.6 points observed in the placebo group and a worsening of 0.8 points observed in the treatment group.

•	Secondary endpoints:

•	The secondary endpoint for the physician’s clinical global impression of improvement, or CGI-I, reached statistical significance (p=0.0267), with a worsening at day 14 of 1.1 points between the placebo group and the treatment group.

•	The secondary endpoint of change in walking speed at day 14 showed a worsening of 9.7 feet per minute in the placebo group. The magnitude of the change relative to the variance in this test prevented the change from achieving statistical significance.

•	Patient tolerance of Firdapse®:

•	Firdapse® was generally safe and well tolerated. During the 91-day open label run-in period, treatment emergent adverse events occurred more frequently in treatment-naïve patients than in previously treated patients (approximately 10% of treatment naïve patients withdrew during this part of the study). During the placebo-controlled portion of the study, side effects occurring more frequently in the Firdapse® group were benign and consisted primarily of perioral and digital paresthesia and infections. No patients withdrew during this period.

•	All subjects who were randomized into the trial elected to continue with Firdapse® in the two year safety follow-up phase of the trial.

Further details regarding our trial and its design can be found on www.clinicaltrials.gov (NCT01377922).

The results of the Phase 3 trial were first reported in October 2014 at the 139th Annual Meeting of the American Neurological Association (ANA). They have subsequently been presented at the 2014 and 2015 annual meeting of the American Association of Neuromuscular and Electrodiagnostic Medicine (AANEM) and at the 2015 meeting of the American Academy of Neurology (AAN).

Ongoing studies of Firdapse®

In October 2015 we initiated a small blinded clinical trial in the pediatric CMS population, ages 2 to 17, to further evaluate the use of Firdapse® for the treatment of CMS. There can be no assurance that this trial will be successful.

In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-antibody positive myasthenia gravis (MuSK-MG). The study is planned to include approximately 20 patients and we anticipate the investigator reporting top-line results from the study in early 2017. We are providing study drug and financial support for this trial.

Pre-NDA meeting with the FDA on Firdapse®

In January 2015, we met with the FDA to discuss our anticipated submission of an NDA for Firdapse® for the treatment of LEMS. Based on our discussions with the FDA at the meeting, and our review of the minutes of the meeting that we received from the FDA, we believed that our clinical program provided acceptable support for submission of an NDA for Firdapse® for LEMS. Further, at the meeting we discussed potential paths forward for approval of certain types of CMS as an additional indication for Firdapse®.

NDA submission and Refusal to File Letter

On July 22, 2015, we announced that we had initiated a rolling submission of an NDA for Firdapse® for the treatment of LEMS and CMS, and on December 17, 2015, we announced the completion of this submission.

On February 17, 2016, we announced that we had received a “refusal to file” letter from the FDA regarding our NDA submission. The “refusal to file” letter states that after a preliminary review, the FDA has found that our application was not sufficiently complete and requests additional supporting information. The letter does not provide comment on the acceptability of the submitted clinical data, and no judgment is made in the letter on the efficacy or safety of Firdapse®. We are currently scheduled to meet with the FDA in early April 2016 to discuss the FDA’s comments on our NDA submission and to hopefully reach an understanding as to what will be required for the NDA to be filed by the FDA for review.

There can be no assurance as to what additional supporting data (including any additional clinical trials or other information) will be required before the FDA accepts any NDA that we may submit in the future for Firdapse®. There can also be no assurance that even if any future NDA that we may submit is filed by the FDA and undergoes substantive review, that such NDA will be approved and that we will be granted the right to commercialize Firdapse®.

Pre-commercialization efforts

We are taking steps to prepare for the commercialization of Firdapse® in the United States. This has included the September 2015 hiring of Paul J. Merrigan as our Chief Commercial Officer. We have also hired several key individuals to begin to build our commercial organization who, together with Mr. Merrigan, are working to develop our commercial plans and operations. With respect to the marketing of Firdapse®, we intend to develop an internal sales force of approximately 15-20 representatives experienced in creating awareness of rare diseases and promoting products that treat rare diseases to promote Firdapse® to the approximately 900 neuromuscular specialists who we believe most often diagnose and treat neuromuscular diseases such as LEMS and CMS. We are also currently working with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide and support education for the physicians who treat these rare diseases and the patients they treat. We also plan to introduce and support a comprehensive offering of patient services, including patient assistance programs to eligible patients. We further expect to distribute our product through a network of specialty pharmacies with a single dedicated case management hub responsible for interfacing with patients, physicians and payors.

Further, as part of our commitment to the healthcare professional community, we expect to deploy a medical field organization with several medical science liaisons to support the physicians and their staff who treat patients with the diseases our products are indicated to treat. We also intend to hire several market access account managers who will supplement the efforts of our medical organization to educate payors in an effort to facilitate and gain insurance coverage.

Future pricing of our product

We have not yet established the pricing for Firdapse®. However, the independent market research that we have conducted to date indicates that we should be able to obtain typical orphan disease pricing for our product and that our product will likely be widely reimbursed by private and public payors for the indicated small populations of LEMS and CMS. There can be no assurance, however, as to the pricing of our product that we may be able to obtain or as to whether payors will agree to cover our product.

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has been a topic of concern in the U.S. Congress, where hearings on the topic were recently held, and has been a topic of speeches given by several of the candidates currently running for President of the United States. There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.

While our proposed pricing for Firdapse® has not been established, we recognize the importance of access to our medicines and, if Firdapse® is approved by the FDA, we expect to work with insurers to gain broad patient access in the U.S. market for the small patient populations of LEMS and CMS. We also expect to introduce and support comprehensive patient assistance programs to assist eligible patients who on their own could not afford their medication.

There is a vocal group of neuromuscular physicians and some patients with LEMS who have recently raised public concerns in a letter to the editor of a medical journal and in interviews quoted in recent articles published in the press that LEMS patients may not be able to get amifampridine treatment because of the concern that it would be priced too high as an orphan drug if we are the first pharmaceutical company to receive an FDA approval for an amifampridine product, thereby giving us the seven year orphan drug exclusivity and the five year new chemical entity exclusivity for our product. Stories about their concerns have been recently published in several national publications and some in the press have sought to tie their expectations about the anticipated pricing of Firdapse® to stories about perceived abusive price increases of drug products by other pharmaceutical companies. This vocal group has also questioned the appropriateness of the provisions of the Orphan Drug Act that would grant us exclusivity if our product were to be the first amifampridine product approved by the FDA and whether this exclusivity should be eliminated from the law. There can be no assurance as to the ultimate impact of these activities on us or our products.

Expanded access program

We currently operate an expanded access program (EAP) that makes Firdapse® available to all patients diagnosed with LEMS, Congenital Myasthenic Syndromes (CMS) or Downbeat Nystagmus in the United States who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients at no cost until sometime after FDA approval, should we receive such approval (of which there can be no assurance). We are currently working with various rare disease advocacy organizations to inform physicians and patients as to the availability of our EAP.

Third-Party Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management (PBM) plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for Firdapse® are expected to be made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Particularly given the rarity of LEMS and CMS, we anticipate that securing coverage and appropriate reimbursement from third-party payors will require targeted education. To that end, we expect to hire a dedicated team of field-based market access account managers and reimbursement experts focused on ensuring that clinically qualified patients have access to our product.

Intellectual property protections for Firdapse®

Under the BioMarin License Agreement, we licensed two pending patents and certain trademarks for Firdapse®. One of the licensed patents is a pending composition of matter patent that, if issued, will protect Firdapse® until February 2027, which includes five years of patent term extension that is expected under the Patent Term Restoration Act. This application was initially rejected following an appeal to the Patent Trial and Appeal Board. The application was refiled with new claims. The new claims were the subject of an office action in which the claims were rejected. A response to the rejection was filed and a final rejection was issued. The application was refiled and is awaiting substantive examination. There can be no assurance that this patent will be issued. The second patent claims methods of administering Firdapse®. No examination has occurred on this patent application and none is expected until the end of 2016. We may also pursue other patents in order to seek to protect the exclusivity of the drug, dosage forms and methods of administration.

No drug product containing amifampridine for any indication has been approved by the FDA. Therefore, our version of amifampridine, if we are the first to obtain approval of the product in the U.S., will be eligible for five-year new chemical entity exclusivity, which provides a five-year period of marketing exclusivity for all indications.

We have licensed the FIRDAPSE® trademark from BioMarin. A trademark application for Firdapse® was allowed, but did not register due to the inability to show use of the mark in interstate shipment. The application was refiled and a Statement of Use was submitted and accepted by the Trademark Office, and the mark was registered in March 2015.

In January 2014, the FDA provisionally approved Firdapse® as a proprietary name for amifampridine phosphate tablets. This provisional approval by the FDA does not stop the agency from rejecting the name Firdapse® at a later date.

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

The development efforts of CPP-115 were led by Dr. Richard B. Silverman, the Patrick G. Ryan/Aon Professor of Chemistry at Northwestern University (Northwestern). Dr. Silverman, who holds 69 patents, is the inventor of pregabalin, also known as Lyrica®, which is marketed by Pfizer. His goal in inventing the compound that became CPP-115 was to mimic the mechanism of action of vigabatrin, while making it both more potent and specific.

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

Epilepsy

Epilepsy is a brain disorder in which clusters of nerve cells, or neurons, in the brain sometimes signal abnormally. In epilepsy, the normal pattern of neuronal activity becomes disturbed, causing strange sensations, emotions, and behavior or sometimes convulsions, muscle spasms, and loss of consciousness. Epilepsy is a disorder with many possible causes. Anything that disturbs the normal pattern of neuron activity - from illness to brain damage to abnormal brain development - can lead to seizures. Epilepsy may develop because of an abnormality in brain wiring, an imbalance of nerve signaling chemicals called neurotransmitters, imbalance of sensitivity to neurotransmitters, or some combination of these factors. We intend to focus our development efforts for CPP-115 on its use as a treatment for West Syndrome (a form of infantile spasms) and adult complex partial seizures.

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

According to the Epilepsy Foundation, there are about 3.0 million epilepsy patients in the United States, with approximately 150,000 new cases diagnosed in the U.S. each year. Worldwide, 65 million people are estimated to have epilepsy. The incidence of epilepsy appears to depend somewhat on the age of the individual. The risk of epilepsy from birth through age 20 is approximately 1%. Within this group, incidence is highest during the first year of life and increases somewhat at the onset of puberty. From age 20 to 55 it decreases again, but increases after age 55.

Anti-epileptic drugs work through a variety of mechanisms, including inhibition of sodium ion channels and the enhancement of GABA mechanisms. Although the different types of epilepsy vary greatly, in general, available medications can only control seizures in about two-thirds of patients. CPP-115, like vigabatrin, is a GABA-AT inhibitor, and we are developing it initially for West Syndrome (a form of infantile spasms) and refractory complex partial seizures. Based on the historic use of vigabatrin in treating epilepsy, we believe that CPP-115 may ultimately work best as an adjunct therapy to existing drugs.

Vigabatrin has been marketed for decades in over 30 countries by Lundbeck and Sanofi-Aventis and their predecessors and licensees under the brand names Sabril®, Sabrilex® and Sabrilan® (hereinafter referred to as “Sabril®”) as an adjunct (add-on) treatment for adult epilepsy and as a primary treatment for the management of infantile spasms. The composition of matter patents for Sabril® in the U.S. expired many years ago. On August 21, 2009, the FDA approved two NDAs for Sabril® for the treatment of infantile spasms and as an adjunctive therapy for adult patients with refractory complex partial seizures who have failed treatments with several other anti-epileptic drugs. The NDAs are for different formulations of Sabril® and both NDAs are held by Lundbeck. Due to the risks of visual field damage associated with vigabatrin, Sabril® was approved under an FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) program and is only available through a special restricted distribution program approved by the FDA.

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

Our clinical and non-clinical studies of CPP-115

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

On May 22, 2012, we reported positive results from a Phase 1a double-blind, placebo-controlled clinical trial evaluating the safety, tolerability and pharmacokinetic profile of CPP-115. The study evaluated single ascending doses ranging from 5 mg to 500 mg (a dose greater than ten times the predicted effective dose of 15-30 mg/day derived from animal data) of CPP-115 solution administered orally to 55 healthy volunteers. CPP-115 was found to be well tolerated with no side effects, rapidly absorbed and eliminated, and exhibited linear, dose dependent pharmacokinetics.

In December 2015 we announced top line results from a Phase 1b double-blind, placebo controlled safety and tolerance study of CPP-115 in six normal healthy adult male volunteers. The results showed significant increases in brain levels of the surrogate marker for potential efficacy, gamma-aminobutyric acid (GABA), a mechanism known to effectively treat epilepsy, infantile spams, and potentially Tourette’s Disorder. The main adverse effect of prolonged elevated brain GABA, somnolence, was also observed.

While the primary objective of this study was to obtain safety and tolerance data for CPP-115 administered over 14 days, brain GABA levels were measured as a surrogate marker of potential efficacy, since CPP-115 is a second generation GABA aminotransferase inhibitor. Specifically, this study examined GABA levels in both the POC (Parietal-Occipital Cortex), a grey matter rich region thought to be associated with epilepsy, and which was previously studied for vigabatrin, and the SMA (Supplementary Motor Area), which is thought to be associated with Tourette’s Disorder. The maximum brain GABA increases, in both brain regions, ranged from about 150% to over 200% of baseline levels, as measured by magnetic resonance spectroscopy (MRS).

We are presently evaluating the full results of this study, including additional data from laboratory safety tests and pharmacokinetic modeling of the patients in this study, and developing a plan to make CPP-115 “Phase 2 ready,” including a Phase 1 dose ranging study evaluating the efficacy of CPP-115 at lower doses. We hope to commence this next study sometime in 2016, subject to the availability of funding.

Clinical and pre-clinical studies of CPP-115 undertaken by others

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

Northwestern University License Agreement

On August 27, 2009, we entered into a license agreement with Northwestern University (Northwestern), under which we acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin which had been discovered and patented by Northwestern. Under the terms of the license agreement, Northwestern granted us an exclusive worldwide license to United States composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. This includes U.S. patent number 6,794,413 covering the composition of matter for CPP-115. We have designated the lead compound to be developed under this license as CPP-115.

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

Under our license agreement with Northwestern, we will be responsible for continued research and development of any resulting drug candidates. We have the right to terminate the agreement in whole or in part after August 27, 2012, upon written notice. As of December 31, 2015, we have paid Northwestern upfront payments, milestone fees and maintenance and patent fees aggregating $406,590, and we are obligated to pay certain additional fees and milestone payments in future years relating to our clinical development activities under this license or payable upon passage of time. We are also obligated to pay Northwestern royalties on any products resulting from the license agreement. We also have the right to enter into sub-license agreements, and if we do, a royalty on any sub-license fees will be payable to Northwestern.

In March 2015 the U.S. Patent & Trademark Office (US PTO) issued a patent 8,969,413 for the method of use patent for CPP-115 for neurological and psychological uses. This patent will expire in 2032, subject to potential extensions allowed under the patent term restoration act. A continuation application was filed to capture additional methods of using CPP for neurological and psychological conditions. This continuation application has not yet undergone substantive examination. Patents for the same coverage remain pending in the European Patent Office, Japan and Canada. There can be no assurance that the claims of this patent will be allowed, or if allowed, that such claims will provide adequate patent protection for CPP-115.

CPP-109

CPP-109 and CPP-115 for the treatment of Tourette’s Disorder and related license agreement

We, as a co-inventor with scientists at New York University and the Feinstein Institute for Medical Research, have filed patent applications in the United States, European and Canadian Patent Offices for the use of GABA aminotransferase inhibitors, including CPP-109 and CPP-115, in the treatment of Tourette’s Disorder. We also have entered into a license agreement with NYU and the Feinstein Institute granting us worldwide rights with respect to such patent.

Tourette’s Disorder is a neurodevelopmental disorder characterized by multiple tics, which are repetitive, non-rhythmic involuntary movements and vocalizations that persist for more than one year. Onset occurs in most children by about age five to six years. Some of the more common simple motor tics include eye blinking, facial grimacing, shoulder shrugging, and head or neck jerking. Common simple vocal tics, include grunting, throat clearing, coughing and squeaking. Among the most dramatic and disabling complex tics are those that result in self-harm, such as punching or poking oneself, or complex vocal tics such as coprolalia (uttering swear words) or echolalia (repeating the words or phrases of others). Many patients with Tourette’s Disorder experience additional neurobehavioral problems including inattention, hyperactivity and impulsivity, and obsessive-compulsive symptoms such as intrusive thoughts/worries and repetitive rituals.

Tourette’s Disorder occurs in all ethnic groups; males are affected three to four times more often than females. The Centers for Disease Control and Prevention (CDC) reported in 2012 Tourette’s Disorder prevalence estimates from a national, telephone-based survey in which they asked parents if their children had received a diagnosis of the disorder. The trial found that approximately 1 out of every 360 children have Tourette’s Disorder, but it is thought that this underestimates the true occurrence of the disorder (the CDC notes that other studies using different methods have estimated the rate of Tourette’s Disorder at 1 out of every 162 children). The prevalence of Tourette’s Disorder in adults is expected to be significantly less than in children as tic symptoms generally abate in later adolescence or early adulthood.

Tourette’s Disorder is generally treated by a combination of therapy and psychiatric medication. Tics can be treated with medications such as clonidine (Catapres®), haloperidol (Haldol®), pimazide (Orap®), or fluphenazine (Prolixin®). Medications used to treat Obsessive Compulsive Disorder can also be used, such as clomipramine (Anafranil®), fluoxetine (Prozac®) and sertraline (Zoloft®), as well as stimulants used to treat ADHD, a disorder commonly comorbid with Tourette’s Disorder, such as methylphenidate (Ritalin®), pemoline (Cylert®) and dextroamphetamine (Dexadrine®).

During June 2015, we announced the top-line results of an academic investigator proof-of-concept study evaluating the use of CPP-109 for the treatment of Tourette’s Disorder. The 8-week, four subject open label study was designed as an open label trial to evaluate the potential effect of GABA-aminotransferase inhibition as a mechanism for reducing tics in patients with treatment-refractory Tourette’s Disorder. The most common side-effects were daytime tiredness, and one subject experienced an increase in moodiness and obsessive-compulsive symptoms. Vigabatrin was used as a “research surrogate” in this study to demonstrate the utility of GABA-aminotransferase (GABA-AT) blockade, with the expectation that upon successfully demonstrating the utility of this mechanism, further development activities would focus on the potentially safer, more potent GABA-AT inhibitor, CPP-115.

We believe that the top-line results from this study suggest an encouraging signal of activity in adult treatment-refractory patients with Tourette’s Disorder. Further, we believe that CPP-109’s mechanism of action validates the potential for CPP-115 to be a candidate for the treatment of Tourette’s Disorder. However, there can be no assurance that CPP-115 will be effective for the treatment of refractory patients with Tourette’s Disorder.

In February 2016, the US PTO issued U.S. Patent 9,254,274 for a method of treating Tourette’s Disorder using the entire class of GABA-aminotransferase inactivators, including CPP-115 and vigabatrin (marketed in the U.S. by Lundbeck as Sabril®). This patent is expected to expire no earlier than its twenty-year term in January 2033. The expiration of this patent could also be extended by up to 5 years under the patent term restoration act, depending on the review and approval of a new drug application for a new chemical entity claimed in this patent and upon the indication approved for that drug. A continuation in part application including new data was filed prior to the patent issuance. No substantive examination of this new application is expected prior to 2017.

Generic Sabril®

In September 2015, we announced the launch of a program to develop CPP-109 as a generic version of Sabril®, which is marketed in the United States by Lundbeck. Lundbeck’s exclusivity for Sabril® expires on April 26, 2017. Because of our prior experience developing our version of vigabatrin (CPP-109), we believe we are well positioned to develop and seek approval for a generic version of Sabril®.

To date, we have:

•	obtained the reference listed drug and the active pharmaceutical ingredient;

•	entered into an exclusive supply agreement for the vigabatrin active pharmaceutical ingredient with a manufacturer that has filed a DMF, validated the manufacturing process, and prepared a number of batches of vigabatrin for us on a commercial scale in the past;

•	developed and validated quality control and stability test methods;

•	conducted a bioequivalence study of CPP-109 against the European equivalent of Sabril (marketed by Sanofi Aventis); and

•	collected stability data showing that CPP-109 has an acceptable shelf life in two container closure systems.

We are presently taking the steps required to undertake the bioequivalence and other studies that must be successfully completed before we will be in a position to submit an ANDA for this product. There can be no assurance that we can design a bioequivalence study for this product that will be acceptable to the FDA, and even if our study design is deemed acceptable, whether any such study will be successful. In addition, approved versions of vigabatrin are subject to an FDA-mandated REMS program due to the risks of visual field damage and are only available through a special restricted distribution program approved by the FDA. Our generic version of Sabril®, if approved, will be required to share that REMS program or we will be required to develop a comparable REMS program subject to FDA review and approval. There can also be no assurance any ANDA that we submit for this product will be approved.

Intellectual Property Rights

Protection of our intellectual property and proprietary technology is a strategic priority for our business. We rely on a combination of patent, trademark, copyright and trade secret laws along with institutional know-how and continuing technological advancement, to develop and maintain our competitive position. Our ability to protect and use our intellectual property rights in the future development and commercialization of our products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights, is crucial to our future success. See Item 1A. “Risk Factors — Risks Related to Our Intellectual Property.”

Manufacturing and Supply

We have no plans to build or acquire the manufacturing capability needed to prepare any of our products. We expect that our drug products will be prepared by contractors with suitable capabilities for these tasks and that we will enter into appropriate supply agreements with these contractors at appropriate times in the development and commercialization of our products. Because we will use contractors to manufacture and supply our products, we will be reliant on such contractors. Further, the contractors selected would have to be inspected by the FDA and found to be in substantial compliance with federal regulations in order for an NDA for one of our drug candidates to be approved, and there can be no assurance that the contractors we select would pass such an inspection.

Firdapse®

We have entered into agreements with a supplier of the active pharmaceutical ingredient (API) contained in Firdapse® for future requirements and we have contracted with a third-party contract manufacturer who will manufacture Firdapse® tablets for us assuming Firdapse® is approved for commercialization.

Any NDA that we submit for Firdapse® must include a manufacturing plan. If the manufacturing plan and data are insufficient, any NDA we submit will not be approved. Before an NDA can be approved, our manufacturer must also demonstrate compliance with FDA’s current Good Manufacturing Practices (cGMPs) regulations and policies. Further, even if we receive approval of an NDA for Firdapse®, if our manufacturer does not follow cGMPs in the manufacture of our products, it may delay product launches or shipments or adversely affect our business.

Since we contract with a third party to manufacture our products, if the FDA approves an NDA for Firdapse®, our contract manufacturer will be required to comply with all applicable environmental laws and regulations that affect the manufacturing process. As a result, we do not believe that we will have any significant exposure to environmental issues.

CPP-115

We have entered into a contract to manufacture the API sufficient to meet the needs of our ongoing and planned pre-clinical and clinical studies of CPP-115. While we believe that we have ordered and obtained sufficient API for our planned upcoming studies, there can be no assurance of this.

CPP-109

In preparation for the potential future marketing of CPP-109 as a generic version of Sabril®, we have entered into supply agreements for the active pharmaceutical ingredient of CPP-109. Additionally, our contract manufacturer of the finished dosage form of CPP-109 has previously developed a manufacturing process for the drug product and prepared several commercial scale batches. We have recently entered into contracts with this manufacturer regarding a contract for the manufacture of commercial batches.

Sales and Marketing

We have not yet obtained regulatory approval for any of our drug candidates.

We are taking steps to prepare for the commercialization of Firdapse® in the United States. This has included the September 2015 hiring of Paul J. Merrigan as our Chief Commercial Officer. We have also hired several key individuals to begin to build our commercial organization who, together with Mr. Merrigan, are working to develop our commercial plans and operations. With respect to the marketing of Firdapse®, we intend to develop an internal sales force of approximately 15-20 representatives experienced in creating awareness of rare diseases and promoting products that treat rare diseases to promote Firdapse® to the approximately 900 neuromuscular specialists who we believe most often diagnose and treat neuromuscular diseases such as LEMS and CMS. We are also currently working with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide and support education for the physicians who treat these rare diseases and the patients they treat. We also plan to introduce and support a comprehensive offering of patient services, including patient assistance programs to eligible patients. We further expect to distribute our product through a network of specialty pharmacies with a single dedicated case management hub responsible for interfacing with patients, physicians and payors.

Further, as part of our commitment to the healthcare professional community, we expect to deploy a medical field organization with several medical science liaisons to support the physicians and their staff who treat patients with the diseases our products are indicated to treat. We also intend to hire several market access account managers who will supplement the efforts of our medical organization to educate payors in an effort to facilitate and gain insurance coverage.

In the future, we may consider entering into arrangements with other pharmaceutical or biotechnology companies for the marketing and sale of Firdapse® in Canada or Mexico, where we have also licensed the product.

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

Firdapse® for LEMS

LEMS is currently treated with unapproved drugs and therapies including steroids, azathioprine, other immunosuppressants and intravenous immunoglobulin, which work by suppressing the immune system, and pyridostigmine. Plasma exchange has also been used in an attempt to remove antibodies from the body. Further, one other product, guanidine HCl tablets, was approved many years ago (during a period when drugs were not required to be reviewed by the FDA for both safety and effectiveness) for use in the treatment of LEMS. However, this drug has significant side effects and is not currently viewed as an effective treatment for LEMS. Notwithstanding, drugs may be prescribed by physicians for the treatment of LEMS whether or not they are considered effective.

Another pharmaceutical company, Jacobus Pharmaceutical, has completed a Phase 2 trial studying its own formulation of amifampridine for the treatment of LEMS. While there can be no assurance, we believe that Firdapse® is further along in development than this other company’s version of amifampridine. Under the Orphan Drug Act of 1983, the first pharmaceutical product to get approval for an indication receives the orphan exclusivity under the statute. If this other pharmaceutical company is able to receive approval of an NDA for its formulation of amifampridine for the treatment of LEMS before we are able to receive approval of Firdapse® for the same indication, we would be barred from marketing Firdapse® in the United States during the seven-year orphan exclusivity period, which would have a severe adverse effect on our results of operations. In addition, if this other company were to receive five-year new chemical entity exclusivity for amifampridine for any indication prior to approval of Firdapse®, we would be barred from marketing Firdapse® in the United States during this five-year exclusivity period for any indication. Further, we are aware that Jacobus Pharmaceutical has been making 3,4-DAP available to LEMS patients under compassionate use Investigational New Drug applications (INDs) for a number of years and, based on current information, we believe that approximately 200 LEMS patients may be receiving the drug under their program. If we are the first to obtain an approval for this product and its associated exclusivity and patent protection, we may not be able to stop Jacobus Pharmaceutical from continuing to supply its existing patients under compassionate use INDs.

Finally, we are aware that amifampridine has been available from compounding pharmacies for many years and may remain available, even if we are able to obtain FDA approval of Firdapse®. Compounded amifampridine, if it remains available, is likely to be substantially less expensive than Firdapse®. The Food and Drug Administration Modernization Act of 1997 included a new section, which clarified the status of pharmacy compounding under Federal law. Under section 503A, drug products that are compounded by a pharmacist or physician for an individual patient may be entitled to exemptions from three key provisions of the act: (1) the adulteration provision of section 501(a)(2)(B) (concerning the good manufacturing practice requirements); (2) the misbranding provision of section 502(f)(1) (concerning the labeling of drugs with adequate directions for use); and (3) the new drug provision of section 505 (concerning the approval of drugs under new drug or abbreviated new drug applications).

To qualify for these statutory exemptions, a compounded drug product must satisfy several requirements. One of these requirements restricted the universe of bulk drug substances that a compounder may use; i.e. that every bulk drug substance used in compounding: (1) must comply with an applicable and current USP or NF monograph, if one exists, as well as the current USP chapter on pharmacy compounding; (2) if such a monograph does not exist, the bulk drug substance must be a component of an FDA-approved drug; or (3) if a monograph does not exist and the bulk drug substance is not a component of an FDA-approved drug, it must appear on a list of bulk drug substances that may be used in compounding (i.e., the bulk drugs list). While Section 503 was ruled unconstitutional by the Supreme Court in 2002, the FDA has continued to aggressively oversee the practice of compounding under a compliance policy guide utilizing its discretion under the principles described above, and these principles were codified into a new section 503A passed by Congress as part of the Drug Quality and Security Act of 2013 (DQSA). While FDA has been aggressively enforcing section 503A since its enactment, compounders still may attempt to compound copies of approved drug products, under section 503A, so long as the prescriber makes a change to the compounded formulation that creates a difference between the commercially available drug and the compounded version for that particular patient.

The FDA’s Pharmacy Compounding Advisory Committee at its meeting on May 6-7, 1999 voted 7-4 against inclusion of 3,4-DAP on the bulk drugs list, largely based on the safety concerns and the commitment of Jacobus Pharmaceutical to make the drug available under compassionate use INDs, while pursuing FDA approval. Therefore, since 3,4-DAP does not meet the requirements codified in Section 503A described above, the individual or firm that compounds a drug product containing 3,4-DAP may be subject to a warning letter, seizure of product, injunction, and/or criminal prosecution for violations of the FD&C Act. After the re-enactment of section 503A, and the enactment of new section 503B of the DQSA (i.e., permitting sterile compounding for office use by outsourcing facilities), certain entities nominated 3,4 DAP as a bulk substance to be used in compounding under both reenacted section 503A and under the newly enacted section 503B. As of October 2015, FDA included 3,4-DAP in its Bulks Substance “List 3” under both section 503A and section 503B– which list includes bulk drug products that may not currently be used in compounding because there is insufficient clinical evidence to support their use.

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

Factors affecting competition generally

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

Special factors with respect to clinical trials and pre-clinical studies conducted by others

The primary focus of our product development efforts is on our own clinical trials and pre-clinical studies. However, we have in the past supported and will continue in the future to support pre-clinical studies and clinical trials and studies by academic investigators (including members of our scientific advisory committee and academic institutions with which they are affiliated) of the use of our drug candidates that we believe might further the understanding or increase the value of our drug candidates.

In some cases, in the past, we have provided unrestricted sponsorship funds for such studies and we may do so again in the future. In other cases, we have provided, and may in the future provide, alternative assistance to the investigator, most typically providing drug substance or dosage form as well as matching placebo. We expect to continue supporting investigator-sponsored studies in the future to the extent that they meet criteria acceptable to us. In all cases, we seek to assist investigators in designing their studies so that such studies are most appropriately conducted and, to the extent possible, to make sure that these investigator studies potentially complement, and do not adversely impact, our activities.

United States review and approval process

FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2016 this fee is $2,374,200), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to annual product and establishment user fees, which for FDA fiscal year 2016 are $114,450 per product and $585,200 per establishment. Application, product, and establishment fees increase annually. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

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

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or methods of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on FDA’s prior findings of safety and effectiveness or published literature is scientifically appropriate, it may eliminate the need to conduct certain pre-clinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

Abbreviated new drug applications

Generic drugs may enter the market after the approval of an ANDA. The ANDA development process typically does not require new pre-clinical or clinical studies, but it does typically require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved brand name reference listed drug. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the approved listed product containing the same active ingredient. Bioavailability is a measure of the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of action. A demonstration of bioequivalence means that the rate and extent of absorption of the ANDA drug is not significantly different from the rate and extent of absorption of the brand name reference listed drug when administered at the same molar dose under similar experimental conditions.

As noted above, generic drug products are generally introduced to the marketplace at the expiration of patent protection and non-patent market exclusivity for the reference listed drug. However, if an ANDA applicant is the first ANDA applicant to submit an ANDA containing a Paragraph IV certification, that ANDA may be eligible for a period of generic marketing exclusivity on approval. This exclusivity, which under certain circumstances must be shared with other ANDA applicants with Paragraph IV certifications, lasts for 180 days, during which the FDA cannot grant final approval to other ANDA sponsors of an application for a generic equivalent to the same reference drug. Under certain circumstances, eligibility for 180-day exclusivity may be forfeited.

Various types of changes to an approved ANDA must be requested in a prior approval supplement. In addition, some changes may only be approved only after new bioequivalence studies are conducted or other requirements are satisfied. In addition, the ANDA applicant must demonstrate that manufacturing procedures and operations conform to FDA cGMP requirements. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and inspections to determine whether the systems and processes are in compliance with cGMP and other FDA regulations.

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2016, the fees are $76,030 per ANDA application, $38,020 per ANDA prior approval supplement, and facility fees of $243,905 per domestic final dosage form facility, $258,905 per foreign final dosage form facility, $40,867 per domestic active pharmaceutical ingredient facility, and $55,867 per foreign active pharmaceutical ingredient facility. These user fees typically increase each fiscal year.

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

Pharmaceutical pricing and reimbursement

In both US and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as Medicare and Medicaid, managed care organizations, private commercial health insurers and PBMs. Third party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic or other studies in order to further demonstrate the value of our products. Even with the availability of such studies, our products may be considered less safe, less effective or less cost-effective than alternative products, and third party payors may not provide coverage and reimbursement for our drug candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010. We anticipate that in the US, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include:

•	controls on government-funded reimbursement for drugs;

•	controls on healthcare providers;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	reform of drug importation laws;

•	entering into contractual agreements with payors; and

•	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

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

Further, the pricing of pharmaceutical products generally, and particularly the pricing of orphan drugs, has recently received scrutiny from the press, from members of Congress and from several candidates currently running for President of the United States. Some members of the medical community have also weighed in in the press on the potential pricing of our product. The impact of this scrutiny on us and on the pricing of orphan drugs and other pharmaceutical products generally cannot be determined with any certainty at this time.

Orphan Drug Exclusivity and Pediatric Exclusivity Designation

Some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983 (ODA), the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, Orphan Drug Designation must be requested before submitting an application for marketing approval. An Orphan Drug Designation does not shorten the duration of the regulatory review and approval process. The grant of an Orphan Drug Designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has been granted Orphan Drug Designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan drug exclusivity period, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

Breakthrough Therapy Designation

Breakthrough therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the fast track program features (see below for more details on fast track designation), as well as more intensive FDA guidance on an efficient drug development program. The FDA also has an organizational commitment to involve senior management in such guidance. Actions taken to expedite development may include the following actions, as appropriate:

•	holding meetings with the sponsor and review team throughout the development of the drug;

•	providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the non-clinical and clinical data necessary for approval is as efficient as possible;

•	taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment;

•	assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the cross-discipline members of the review team (i.e., clinical, pharmacology-toxicology, chemistry, manufacturing and control (CMC), compliance) for coordinated internal interactions and communications with the sponsor through the review division’s Regulatory Health Project Manager; and

•	involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review.

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

Anti-Kickback, False Claims Laws & the Prescription Drug Marketing Act

In addition to FDA restrictions on marketing of pharmaceutical products, other state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and patients, prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

The Centers for Medicare & Medicaid Services (CMS) has issued a final rule that requires manufacturers of approved prescription drugs to begin collecting and reporting information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information in 2013, with the first reports due in 2014. The information reported each year is made publicly available on a searchable website. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

Our Employees

As of March 11, 2016 we had 23 employees. We also utilize the services of consultants, including several members of our Scientific Advisory Board. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

Our Scientific Advisory Board

We rely on prominent scientists and physicians to advise us on the development of our drug candidates. All of our advisors are employed by organizations other than ours and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. Our Scientific Advisory Board currently consists of the following members:

•	Jonathan Brodie, PhD, MD, is the chairman of our Scientific Advisory Board and Professor Emeritus of Psychiatry at New York University School of Medicine. Dr. Brodie completed his Bachelor of Science degree in chemistry as a Ford Foundation Scholar and his PhD in Physiological Chemistry (Organic Chemistry minor) at the University of Wisconsin-Madison. He was an NIH postdoctoral Fellow in Biochemistry at Scripps Clinic and Research Foundation and a tenured associate professor of Biochemistry at the School of Medicine at SUNY at Buffalo. He then received his MD degree at New York University School of Medicine and joined the faculty after completing his residency in psychiatry at NYU/Bellevue Medical Center. He has been a member of the Promotions and Tenure Committee of the School of Medicine and co-chairman of the Executive Advisory Committee of the General Clinical Research Center and the Protocol Review Committee of the Center for Advanced Brain Imaging (CABI) of Nathan Kline Institute. He also served as Interim Chairman of the Department of Psychiatry of the NYU School of Psychiatry at the NYU School of Medicine. For 15 years, he was the NYU Director of the Brookhaven National Laboratory/NYUSoM collaboration investigating the use of positron emitters and PET in neuroscience and psychiatry. In addition, Dr. Brodie serves as a psychopharmacology preceptor to psychiatry residents. As a clinician, he treats patients in general issues of adult psychiatry including anxiety and depression.

•	Robert D. Fechtner, MD, is Professor of Ophthalmology and Director, of the Glaucoma Division, at the Institute of Ophthalmology and Visual Science, Rutgers, the State University of New Jersey. Dr. Fechtner received his Bachelor of Science degree in biomedical science and his medical degree from the University of Michigan. He completed his residency at Albert Einstein College of Medicine in New York. A fellowship in glaucoma followed at the University of California, San Diego, under a National Research Service Award from the National Institutes of Health. Dr. Fechtner is the Executive Vice President of the World Glaucoma Association and has published more than 100 scientific articles and book chapters.

•	Eugene Laska, PhD, is a professor in the Department of Psychiatry at New York University and the former Director of the Statistical Sciences unit at the Nathan S. Kline Institute for Psychiatric Research. Dr. Laska was for 20 years the Director of the WHO Collaborating Center for Research and Training in Mental Health Program Management and has served as a statistical consultant to many pharmaceutical companies (including us) both large and small with regard to biostatistics and clinical trial design. He is a fellow of the American Statistical Association and the American Association for the Advancement of Science.

•	Richard B. Silverman, Ph.D. is the Patrick G. Ryan/Aon Professor of Chemistry at Northwestern University. He is the inventor of Pfizer’s $4.5 billion/year Lyrica® (pregabalin), marketed worldwide for the treatment of epilepsy, neuropathic pain, fibromyalgia, pain from spinal cord injury, and (in Europe) for generalized anxiety disorder. He has received numerous awards, most recently Fellow of the National Academy of Inventors (2014), Fellow of the American Academy of Arts & Sciences (2014), iCON Innovator Award of the iBIO Institute (2014), Northwestern University Trustee Medal for Faculty Innovation and Entrepreneurship (2014), Medicinal Chemistry Prize of the Israel Chemistry Society (2014), Fellow of the Royal Society of Chemistry (UK, 2013), Centenary Prize of the Royal Society of Chemistry (2013), Bristol-Myers Squibb-Edward E. Smissman Award of the American Chemical Society (2013), Sato Memorial International Award of the Pharmaceutical Society of Japan (2012), Fellow of the American Chemical Society (2011), E.B. Hershberg Award for Important Discoveries in Medicinally Active Substances from the American Chemical Society (2011), Perkin Medal from the Society of Chemical Industry (2009), Medicinal Chemistry Hall of Fame of the American Chemical Society (2009). Dr. Silverman holds 69 patents, has published over 350 peer-reviewed articles and has written five books over his almost 40-year career in academia.

We may add additional members to or revise the makeup of our Scientific Advisory Board in the future to add personnel who will assist us in the future development of Firdapse®.

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

We have had no revenues from product sales to date, currently have no products available for commercial sale, and have never had any products available for commercial sale. We expect to incur losses at least until we are in a position to commercialize Firdapse®, which may never occur. Our net loss was $20.2 million and $15.5 million for the years ended December 31, 2015 and December 31, 2014, respectively. We may never obtain approval of an NDA for any of our drug candidates and we may never achieve profitability.

Our business will require additional capital.

Our business will require additional capital to meet our product development objectives. Based on currently available information, we estimate that we have sufficient working capital to support our operations through the first quarter of 2017. The expectations described above are based on current information available to us. If the cost of our ongoing activities are greater than we expect, our assumptions may not prove to be accurate. There can be no assurance as to the exact amount of the funding we will require or as to whether any such required funding will be available to us when it is required.

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

If we are not the first to obtain approval for Firdapse® for the treatment of LEMS, we may not be able to bring it to market.

Another pharmaceutical company, Jacobus Pharmaceutical, has completed its own Phase 2 trial studying their own formulation of amifampridine (3,4-DAP) for the treatment of LEMS. While there can be no assurance, we believe that Firdapse® is further along in development and as a result we expect that we will be in a position to obtain the first approval of an NDA for 3,4-DAP. Under the Orphan Drug Act of 1983, the first pharmaceutical product to obtain approval for an indication receives the orphan exclusivity under the statute. If Jacobus Pharmaceutical files an NDA and receives an approval of an NDA for its formulation of amifampridine for the treatment of LEMS before we are able to receive approval of Firdapse® for the same indication, we would be barred from marketing Firdapse® in the United States during the seven-year orphan exclusivity period, which would have a severe adverse effect on our results of operations. In addition, if Jacobus Pharmaceutical were to receive five-year new chemical entity exclusivity for amifampridine for any indication prior to approval of Firdapse®, we would be barred from marketing Firdapse® in the United States during this five-year exclusivity period.

Our NDA for Firdapse® may not be accepted by the FDA without additional supporting information.

On February 17, 2016, we announced that we had received a “refusal to file” letter from the FDA regarding our NDA submission. The “refusal to file” letter states that after a preliminary review, the FDA has found that our application was not sufficiently complete and requests additional supporting information. The letter does not provide comment on the acceptability of the submitted clinical data, and no judgment is made in the letter on the efficacy or safety of Firdapse®. We are currently scheduled to meet with the FDA in early April 2016 to discuss the FDA’s comments on our NDA submission and to hopefully reach an understanding as to what will be required for the NDA to be filed by the FDA for review.

There can be no assurance as to what additional supporting data (including any additional clinical trials or other information) will be required before the FDA accepts any NDA that we may submit in the future for Firdapse®. There can also be no assurance that even if any future NDA that we may submit is filed by the FDA and undergoes substantive review, that such NDA will be approved and that we will be granted the right to commercialize Firdapse®.

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

For example, amifampridine, the active ingredient in Firdapse®, despite not being FDA approved, has been available from compounding pharmacies and from Jacobus Pharmaceutical under compassionate use INDs for many years. Amifampridine from these sources can be expected to be substantially less expensive than Firdapse®. The FDA Pharmacy Compounding Advisory Committee, however, has previously issued a list of drugs which should not be compounded, and amifampridine was included on that list. In addition, drugs that are not approved by FDA for the treatment of LEMS, such as a related aminopyridine drug, dalfampridine (Ampyra®), may nonetheless be prescribed by physicians for the treatment of LEMS.

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

We are highly dependent on our officers and employees, on our Board of Directors and on our scientific advisors. The loss of the services of any of these individuals could significantly impede the achievement of our scientific and business objectives. Other than an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer with respect to his services, and the consulting agreements we have with several of our scientific advisors, we have no employment or retention agreements with our officers, directors or scientific advisors. If we lose the services of any of our existing officers, directors or scientific advisors, or if we were unable to recruit qualified replacements on a timely basis for persons who leave our employ, our efforts to develop our drug candidates might be significantly delayed. We do not carry key-man insurance on any of our personnel.

We have relationships with our scientific advisors and collaborators at academic and other institutions. Such individuals are employed by entities other than us and may have commitments to, or consulting advisory contracts with, such entities that may limit their availability to us. Although each scientific advisor and collaborator has agreed not to perform services for another person or entity that would create an appearance of a conflict of interest, conflicts may arise from the work in which other scientific advisors and/or collaborators are involved.

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

As a result, our drug development activities may not result in any safe, effective and commercially viable products, and we may not be able to commercialize our products successfully. For example, for several years, we evaluated CPP-109 (our formulation of vigabatrin) for the treatment of cocaine addiction. However, CPP-109 failed to meet the primary and two key secondary endpoints in a Phase 2b trial for cocaine addiction, and we are no longer pursuing the evaluation of CPP-109 for addiction. Further, our lead compound, Firdapse®, is for a very rare condition for which there is no FDA-approved treatment. As such, the clinical development plan we pursued after consulting with FDA including the clinical endpoints, protocol design, and statistical analysis plan, may not allow the FDA to ultimately conclude that our Phase 3 trial of Firdapse® is adequate to establish the clinical benefit of the drug. In addition, FDA has indicated that additional data from published studies, and data from a patient registry, would be useful in establishing the safety of Firdapse®, but we may not be able to obtain that data in a form that is satisfactory to the FDA. Our failure to develop safe, effective, and/or commercially viable products would have a material adverse effect on our business, prospects, results of operations and financial condition.

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

In order to generate sales of any products we may develop, we must either acquire or develop an internal marketing force with technical expertise and with supporting documentation capabilities, or make arrangements with third parties to perform these services for us. The acquisition and development of a marketing and distribution infrastructure requires substantial resources and compete for available resources with our drug development efforts. To the extent that we enter into marketing and distribution arrangements with third parties, our revenues will depend on the efforts of others. If we fail to enter into such agreements, or if we fail to develop our own marketing and distribution channels, we would experience delays in product sales and incur increased costs.

We are taking steps to prepare for the commercialization of Firdapse® in the United States. There can be no assurance that we will be successful in building a sales team and successfully selling our drug product if it is approved for commercialization by the FDA.

We have no in-house manufacturing capacity and, to the extent we are successful in completing the development of our drug candidates, we will be obligated to rely on contract manufacturers. We cannot assure you that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with third party manufacturers. Moreover, if any manufacturer should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. Manufacturers, and in certain situations their suppliers, are required to comply with current NDA commitments and current good manufacturing practices (cGMP) requirements enforced by the FDA, and similar requirements of other countries. The failure by a manufacturer to comply with these requirements could affect its ability to provide us with product. Although we intend to rely on third-party contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP.

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

If our NDA for Firdapse® is approved, we will need to manufacture our product in larger quantities than we have in the past to launch the product and meet customer requirements. With respect to our other products, to date they have only been manufactured in small quantities for pre-clinical studies and clinical trials, and, in order to conduct large trials and commercialize these products, we will need to manufacture our products in larger quantities than we have in the past.

We may not be able to successfully increase in a sufficient manner the manufacturing capacity for our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drug products may be delayed or there may be a shortage in supply, which could significantly harm our business.

We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

If we are successful in obtaining approval to commercialize Firdapse® or any of our other drug candidates, we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. We currently have 23 employees and conduct many of our activities through outsourcing arrangements. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

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

The commercial success of Firdapse® will depend substantially on the extent to which the cost of Firdapse® will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Firdapse®. Even if coverage is provided, the approved reimbursement amount may not be high enough to establish and maintain pricing sufficient to realize a meaningful return on our investment.

Our ability to commercialize Firdapse® or any other product candidate will depend in large part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidate profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has been a topic of concern in the U.S. Congress, where hearings on the topic were recently held, and has been a topic of speeches given by several of the candidates currently running for President of the United States. There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.

We cannot assess the impact on our business of the recent activities of a vocal group of neuromuscular physicians and some patients with LEMS.

There is a vocal group of neuromuscular physicians and some patients with LEMS who have recently raised public concerns in a letter to the editor of a medical journal and in interviews quoted in recent articles published in the press that LEMS patients may not be able to get amifampridine treatment because of the concern that it would be priced too high as an orphan drug if we are the first pharmaceutical company to receive an FDA approval for an amifampridine product, thereby giving us the seven year orphan drug exclusivity and the five year new chemical entity exclusivity for our product. Stories about their concerns have been recently published in several national publications and some in the press have sought to tie their expectations about the anticipated pricing of Firdapse® to stories about perceived abusive price increases of drug products by other pharmaceutical companies. This vocal group has also questioned the appropriateness of the provisions of the Orphan Drug Act that would grant us exclusivity if our product were to be the first amifampridine product approved by the FDA and whether this exclusivity should be eliminated from the law. There can be no assurance as to the ultimate impact of these activities on us or our products.

Because the target patient population for Firdapse® and our other drug candidates are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

Firdapse® and our clinical development of our other orphan drug candidates target diseases with small patient populations. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. In addition, the per-patient prices at which we anticipate we may sell Firdapse® will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for Firdapse® for diseases with small patient populations. Further, even if we obtain significant market share for Firdapse®, if approved, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Furthermore, because the potential target populations are very small, even if we do obtain significant market share for Firdapse®, we may never achieve profitability. Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.

Our internal computer systems, or those of our contract research organizations and other key vendors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our contract research organizations and other key vendors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed.

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

We do not currently have any products that have been approved for commercialization. We will not be able to commercialize our products until we have obtained the requisite regulatory approvals from applicable governmental authorities. To obtain regulatory approval of a drug candidate, we must demonstrate to the satisfaction of the applicable regulatory agency that such drug candidate is safe and effective for its intended uses. The type and magnitude of the testing required for regulatory approval varies depending on the drug candidate and the disease or condition for which it is being developed. In addition, in the U.S. we must show that the facilities used to manufacture our drug candidate are in compliance with cGMP requirements. We will also have to meet similar regulations in any foreign country where we may seek to commercialize our drug candidates. In general, these requirements mandate that manufacturers follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. The process of obtaining regulatory approvals typically takes several years and requires the expenditure of substantial capital and other resources. Despite the time, expense and resources invested by us in the approval process, we may not be able to demonstrate that our drug candidates are safe and effective, in which event we would not receive the regulatory approvals required to market them.

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

The FDA and other regulatory bodies must approve trade names for products. The FDA typically conducts a thorough review of a proposed trade name, including an evaluation of potential confusion with other trade names. We have previously submitted a request for FDA approval of the trade name Firdapse®, which request has been conditionally approved.

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

In September 2014, we announced positive results from our Phase 3 clinical trial for Firdapse®. However, Firdapse® may nevertheless fail to meet the safety and efficacy standards required by the FDA to obtain regulatory approval.

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

In other countries where Firdapse®, CPP-115 or any other product we develop or license may be marketed, we will also be subject to regulatory requirements governing human clinical studies, trials and marketing approval for drugs. The requirements governing the conduct of clinical studies, trials, product licensing, pricing and reimbursement varies widely from country to country.

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

As a condition of NDA approval for some of our products, the FDA might require a Risk Evaluation and Mitigation Strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. For example, approved versions of vigabatrin, the active moiety in our CPP-109 product (which operates by the same mechanism of action as our CPP-115 product) were approved with an FDA-mandated REMS program due to the risks of visual field damage and are only available through a special restricted distribution program approved by the FDA. Accordingly, our ANDA for vigabatrin, if approved, will be subject to either the same REMS, or a comparable REMS that will need to be reviewed and approved by the FDA. If any of our products were to be approved with a REMS, the potential market and profitability of the drug could be materially affected.

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

Enacted and future legislation may increase the difficulty and cost for us to commercialize Firdapse® or any other drug candidate we develop and affect the prices we may obtain.

In the U.S., there have been a number of legislative and regulatory changes and proposed changes relating to the healthcare system that restrict or regulate post-approval activities, which may affect our ability to profitably sell Firdapse® or any other drug candidate for which we obtain marketing approval.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies whereby they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products, and could seriously harm our business. Manufacturers’ contributions to this area, including donut hole coverage (as described below) or potential excise taxes, are increasing and are subject to additional changes in the future.

In 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Reform Law”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law, among other things, revised the definition of AMP for reporting purposes, which could increase the amount of Medicaid drug rebates to states and extended the rebate program to beneficiaries enrolled in Medicaid managed care organizations. The Health Care Reform Law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products and established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the U.S. The Health Care Reform Law also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance and included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The Health Care Reform Law includes a provision to increase the Medicaid rebate for line extensions or reformulated drugs, which depending on how this provision is implemented could substantially increase our Medicaid rebate rate (in effect limiting reimbursement for these patients). Additionally, in response to controversies regarding pricing of pharmaceutical products, there has been a recent push to propose legislation, both on state and federal levels, that would require greater disclosure as to the reasoning behind drug prices and, in some cases, could give state or federal-level commissions the right to impose cost controls on certain drugs. These and other new provisions are likely to continue the pressure on pharmaceutical pricing, may require us to modify our business practices with healthcare practitioners, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals also have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements. Delays in feedback from the FDA may affect our ability to quickly update or adjust our label in the interest of patient adherence and tolerability. We cannot predict whether other legislative changes will be adopted or how such changes would affect the pharmaceutical industry generally and specifically the commercialization of Firdapse®.

If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for Firdapse® and our other orphan drug candidates, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.

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

Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs for new molecular entities within 10 months of the date that the FDA files the NDA for standard review, but this timeframe is also often extended. We have in the past and we may in the future, seek approval of our drug candidates under programs designed to accelerate the FDA’s review and approval of NDAs. For example, there is a new category of drugs referred to as “breakthrough therapies,” which are defined as drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In our case, Firdapse® has been granted “breakthrough therapy designation” for the treatment of LEMS. In the future, we may request breakthrough designation or fast track designation from the FDA for our other drug candidates or for treatment of other diseases, but we cannot assure that we will obtain such designations. Moreover, even if we obtain breakthrough designation or fast track designation from the FDA, the designations do not guarantee FDA approval of our NDA, that the development program or review timeline will ultimately be shorter than if we had not obtained the designations, or that the FDA will not request additional information, including requesting additional clinical studies (although potentially a post-marketing requirement), during its review. Any request for additional information or clinical data could delay the FDA’s timely review of our NDA.

Risks Related to Our Intellectual Property

We are dependent on our relationships and license agreements, and we rely upon the patent rights granted to us pursuant to the license agreements.

All of our patent rights for Firdapse® are derived from our license agreement with BioMarin. Pursuant to this license agreement, we have licensed rights under BioMarin’s Firdapse® patent applications in the United States, which expire in 2022 and 2034. We may lose our rights to these patents and patent applications if we breach our obligations under the license agreement, including, without limitation, our financial obligations to BioMarin. If we violate or fail to perform any term or covenant of the license agreement, BioMarin may terminate the license agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the license agreement, whether by us or by BioMarin, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the license agreement, we would not be able to commercialize Firdapse®, and our business, results of operations, financial condition and prospects would be materially adversely affected.

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

If we obtain approval to market Firdapse® or CPP-115, our commercial success will depend in large part on our ability to use patents, especially those licensed to us by BioMarin and Northwestern, respectively, to exclude others from competing with us. The patent position of emerging pharmaceutical companies like us can be highly uncertain and involve complex legal and technical issues. Until our licensed patents are interpreted by a court, either because we have sought to enforce them against a competitor or because a competitor has preemptively challenged them, we will not know the breadth of protection that they will afford us. Our patents may not contain claims sufficiently broad to prevent others from practicing our technologies or marketing competing products. Third parties may intentionally attempt to design around our patents or design around our patents so as to compete with us without infringing our patents. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability, and so our patents may be invalidated or rendered unenforceable if challenged by others.

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for biopharmaceutical companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	developments concerning our clinical studies and trials and our pre-clinical studies;

•	status of regulatory requirements for approval of our drug candidates;

•	announcements of product development successes and failures by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	adverse changes in the abilities of our third party manufacturers to provide drug or product in a timely manner or to meet FDA requirements;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses (particularly our licenses from BioMarin and Northwestern), research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	changes in the market valuations of similar companies;

•	changes in pharmaceutical company regulations or reimbursements as a result of healthcare reform or other legislation;

•	changes in economic conditions; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.

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

As of March 11, 2016, we had 82,880,360 shares of our common stock outstanding, of which 5,735,656 shares were held by our officers and directors. We also had outstanding: (i) common stock purchase warrants to purchase an aggregate of 2,407,663 additional shares of our common stock at exercise prices ranging from $1.04 to $2.08 per share, (ii) stock options to purchase an aggregate of 4,345,000 shares at exercise prices ranging from $0.47 to $4.64 per share (2,014,995 of which are currently exercisable), and 53,334 restricted stock units that are subject to vesting. Sales of restricted shares or shares underlying stock options and common stock purchase warrants, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We currently operate our business in leased office space in Coral Gables, Florida. We currently lease approximately 5,200 square feet of space for which we pay annual rent of approximately $200,000.

Item 3.	Legal Proceedings

In late 2014, we settled our previously disclosed securities class action lawsuit. For historic information about the securities class action lawsuit that was filed against us in late 2013, see Note 7 to the Notes to Financial Statements in our financial statements for the year ended December 31, 2015. In connection with the settlement, which became final on April 16, 2015, we paid $3.5 million to settle this matter, all of which was paid by our insurance carrier. Under the settlement, the defendants, and various of their related persons and entities, received a full release of all claims that were or could have been brought in the action, as well as all claims that arise out of, are based upon, or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the action related in any way to the purchase or acquisition of our securities by class members during the class period.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$2.39	$1.78
Second Quarter	$2.61	$1.73
Third Quarter	$3.42	$2.17
Fourth Quarter	$3.03	$2.37

Year Ended December 31, 2015
First Quarter	$4.93	$2.74
Second Quarter	$4.73	$3.16
Third Quarter	$5.74	$3.00
Fourth Quarter	$3.50	$2.33

Year ended December 31, 2016
First Quarter (through March 11, 2016)	$2.36	$1.01

The closing sale price for the common stock on March 11, 2016 was $1.22. As of March 11, 2016, there were 44 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others. We estimate that there are approximately 9,000 beneficial holders of our common stock.

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

Performance Graph

The graph below matches Catalyst Pharmaceuticals, Inc.‘s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the Russell MicroCap index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2015.

	12/10	12/11	12/12	12/13	12/14	12/15
Catalyst Pharmaceuticals, Inc.	100.00	130.30	43.94	196.97	300.00	247.47
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Russell MicroCap	100.00	90.73	108.64	158.20	163.97	155.51
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.06

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2015, 2014, 2013, and the balance sheet data as of December 31, 2015 and 2014, have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2012 and 2011 and the selected balance sheet data at December 31, 2013, 2012 and 2011 have been derived from financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2015	2014	2013	2012	2011

Revenues – government grant	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	11,801,342	10,117,774	8,096,774	2,659,597	3,383,965
General and administrative	8,597,010	4,473,654	2,214,884	2,561,543	2,698,174

Total operating cost and expenses	20,398,352	14,591,428	10,311,658	5,221,140	6,082,139

Loss from operations	(20,398,352)	(14,591,428)	(10,311,658)	(5,221,140)	(6,082,139)
Other income, net	100,389	76,233	47,421	14,976	10,985
Change in fair value of warrants liability	65,005	(993,866)	(1,890,359)	1,129,778	(319,908)

Loss before income taxes	(20,232,958)	(15,509,061)	(12,154,596)	(4,076,386)	(6,391,062)
Provision for income taxes	—	—	—	—	—

Net loss	$(20,232,958)	$(15,509,061)	$(12,154,596)	$(4,076,386)	$(6,391,062)

Net loss per share —basic and diluted	$(0.25)	$(0.24)	$(0.27)	$(0.14)	$(0.29)

Weighted average shares outstanding —basic and diluted	80,858,393	64,142,534	45,452,447	30,033,108	21,728,292

	As of December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011

Cash and cash equivalents, certificates of deposit and short-term investments	$58,396,395	$39,275,123	$23,710,596	$15,417,208	$6,029,067
Working capital	$56,460,530	37,972,795	23,180,429	15,080,013	5,394,382
Total assets	$60,101,570	43,908,086	25,369,554	16,789,245	6,249,257
Warrants liability, at fair value	$1,008,363	2,794,891	1,819,562	498,587	1,645,240
Total liabilities	$4,625,259	8,665,756	3,978,302	2,167,130	2,488,559
Stockholders’ equity	$55,476,311	35,242,330	21,391,252	14,622,115	3,760,698

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business and information about our business that we believe is important in understanding our financial condition and results of operations.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the 2015 fiscal year.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in the notes to our accompanying financial statements.

•	Results of Operations. This section provides an analysis of our results of operations for all three fiscal years presented in the accompanying statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•	Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

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

The chemical entity, amifampridine (3,4-diaminopyridine, or 3,4-DAP), has never been approved by the FDA for any indication. Because Firdapse® for the treatment of LEMS and CMS has previously been granted Orphan Drug Designation by the FDA, the product is eligible to receive seven years of marketing exclusivity for either or both indications. Further, if we are the first pharmaceutical company to obtain approval for an amifampridine product, of which there can be no assurance, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication, running concurrently with the seven years of orphan drug marketing exclusivity described above if both exclusivities are granted.

As part of our 2012 agreement with BioMarin, we took over the sponsorship of an ongoing Phase 3 clinical trial evaluating Firdapse® for the treatment of LEMS. The Phase 3 trial was designed as a double blind, randomized “withdrawal trial” in which all patients were initially treated with Firdapse® during a 91-day run-in period followed by treatment with either Firdapse® or placebo (randomly assigned, about 1:1) during a two-week randomization period. A total of 38 patients completed the three month run-in period and subsequent two week randomization period. In a trial of this design, the clinically significant findings, when present, are worsening of symptoms in the placebo group.

On September 29, 2014, we reported top-line results from this trial. A summary of the results is as follows:

•	Primary endpoints:

•	The primary endpoint of change in quantitative myasthenia gravis score, or QMG, at day 14 reached statistical significance (p=0.0452), with a worsening of 2.2 points observed in the placebo group and a worsening of 0.4 points observed in the treatment group.

•	The primary endpoint of change in subject global impression, or SGI, at day 14 was highly statistically significant (p=0.0028), with a worsening of 2.6 points observed in the placebo group and a worsening of 0.8 points observed in the treatment group.

•	Secondary endpoints:

•	The secondary endpoint for the physician’s clinical global impression of improvement, or CGI-I, reached statistical significance (p=0.0267), with a worsening at day 14 of 1.1 points between the placebo group and the treatment group.

•	The secondary endpoint of change in walking speed at day 14 showed a worsening of 9.7 feet per minute in the placebo group. The magnitude of the change relative to the variance in this test prevented the change from achieving statistical significance.

•	Patient tolerance of Firdapse®:

•	Firdapse® was generally safe and well tolerated. During the 91-day open label run-in period, treatment emergent adverse events occurred more frequently in treatment-naïve patients than in previously treated patients (approximately 10% of treatment naïve patients withdrew during this part of the study). During the placebo-controlled portion of the study, side effects occurring more frequently in the Firdapse® group were benign and consisted primarily of perioral and digital paresthesia and infections. No patients withdrew during this period.

•	All subjects who were randomized into the trial elected to continue with Firdapse® in the two-year safety follow-up phase of the trial.

During 2014, we established an expanded access program (EAP) to make Firdapse® available to any patients diagnosed with LEMS, CMS, or Downbeat Nystagmus in the United States who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients at no cost until sometime after NDA approval, should we receive such approval (of which there can be no assurance). We are informing neuromuscular physicians on the availability of the Firdapse® EAP and working with various rare disease advocacy organizations to inform patients and physicians about the program.

On July 22, 2015, we announced that we had initiated a rolling submission of an NDA for Firdapse® for the treatment of LEMS and CMS, and on December 17, 2015, we announced the completion of this submission.

On February 17, 2016, we announced that we had received a “refusal to file” letter from the FDA regarding our NDA submission. The “refusal to file” letter states that after a preliminary review, the FDA has found that our application was not sufficiently complete and requests additional supporting information. The letter does not provide comment on the acceptability of the submitted clinical data, and no judgment is made in the letter on the efficacy or safety of Firdapse®. We are currently scheduled to meet with the FDA in early April 2016 to discuss the FDA’s comments on our NDA submission and to hopefully reach an understanding as to what will be required for the NDA to be filed by the FDA for review.

There can be no assurance as to what additional supporting data (including any additional clinical trials or other information) will be required before the FDA accepts any NDA that we may submit in the future for Firdapse®. There can also be no assurance that even if any future NDA that we may submit is filed by the FDA and undergoes substantive review, that such NDA will be approved and that we will be granted the right to commercialize Firdapse®

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse®. To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial in the pediatric CMS population, ages 2 to 17, to further evaluate the use of Firdapse® for the treatment of CMS. There can be no assurance that this trial will be successful, whether other trials will be required before the FDA considers any NDA for Firdapse® for the treatment of CMS, or whether any NDA that we may submit for Firdapse® for the treatment of CMS will be filed by the FDA for review and approved.

Firdapse® is also currently being evaluated as a treatment for MuSK-antibody positive myasthenia gravis. In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-antibody positive myasthenia gravis (MuSK-MG). The study is planned to include approximately 20 patients and we anticipate the investigator reporting top-line results from the study in early 2017. We are providing study drug and financial support for this trial. If this trial is successful, we will consider submitting an application for orphan drug designation and pursue approval of Firdapse® for this indication. There can no assurance that this trial will be successful, or, even if this trial is successful, whether other clinical trials will be required before we may seek approval of an NDA for Firdapse® for the treatment of MuSK-MG.

Finally, we may seek to evaluate Firdapse® for the treatment of other treatment-refractory types of Myasthenia Gravis or other rare, similar neuromuscular diseases, although we have not yet begun to develop clinical programs for these indications. There can be no assurance that Firdapse® will be an effective treatment for other treatment-refractory types of myasthenia gravis or for any other rare, similar neuromuscular diseases.

We are taking steps to prepare for the commercialization of Firdapse® in the United States. This has included the September 2015 hiring of Paul J. Merrigan as our Chief Commercial Officer. We have also hired several key individuals to begin to build our commercial organization who, together with Mr. Merrigan, are working to develop our commercial plans and operations. With respect to the marketing of Firdapse®, we intend to develop an internal sales force of approximately 15-20 representatives experienced in creating awareness of rare diseases and promoting products that treat rare diseases to promote Firdapse® to the approximately 900 neuromuscular specialists who we believe most often diagnose and treat neuromuscular diseases such as LEMS and CMS. We are also currently working with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide and support education for the physicians who treat these rare diseases and the patients they treat. We also plan to introduce and support a comprehensive offering of patient services, including patient assistance programs to eligible patients. We further expect to distribute our product through a network of specialty pharmacies with a single dedicated case management hub responsible for interfacing with patients, physicians and payors.

Further, as part of our commitment to the healthcare professional community, we expect to deploy a medical field organization with several medical science liaisons to support the physicians and their staff who treat patients with the diseases our products are indicated to treat. We also intend to hire several market access account managers who will supplement the efforts of our medical organization to educate payors in an effort to facilitate and gain insurance coverage.

CPP-115

We are developing CPP-115, a GABA aminotransferase inhibitor that, based on our pre-clinical studies to date, we believe is a more potent form of vigabatrin, and may have fewer side effects (e.g., visual field defects, or VFDs) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected neurological indications such as complex partial seizures and Tourette’s Disorder. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West Syndrome (a form of infantile spasms).

We recently announced top line results from a Phase 1b double-blind, placebo controlled safety and tolerance study of CPP-115 in six normal, healthy, adult male volunteers. The results showed significant increases in brain levels of the surrogate marker for potential efficacy, gamma-aminobutyric acid (GABA), a mechanism known to effectively treat epilepsy, infantile spams, and potentially Tourette’s Disorder. The main adverse effect of prolonged elevated brain GABA, somnolence, was also observed.

While the primary objective of this study was to obtain safety and tolerability data for CPP-115 administered over 14 days, brain GABA levels were measured as a surrogate marker of potential efficacy, since CPP-115 is a second generation GABA aminotransferase inhibitor. Specifically, this study examined GABA levels in both the POC (Parietal-Occipital Cortex), a grey matter rich region thought to be associated with epilepsy, and which was previously studied using vigabatrin, and the SMA (Supplementary Motor Area), which is thought to be associated with Tourette’s Disorder. The maximum brain GABA increases, in both brain regions, ranged from about 150% to over 200% of baseline levels, as measured by magnetic resonance spectroscopy (MRS).

We are presently evaluating the full results of this study, including additional data from laboratory safety tests and pharmacokinetic modeling of the patients in this study, and developing a plan to make CPP-115 “ready for Phase 2,” including a Phase 1b dose ranging study evaluating the effects on brain GABA of CPP-115 at lower doses. We hope to commence this next study sometime in 2016, subject to the availability of funding.

CPP-109

Tourette’s Disorder

During June 2015, we announced the top-line results of an academic investigator proof-of-concept study evaluating the use of CPP-109 (our formulation of vigabatrin, another GABA aminotransferase inhibitor) for the treatment of Tourette’s Disorder. The 8-week, four subject open label study was designed as an open label trial to evaluate the potential effect of GABA-aminotransferase inhibition as a mechanism for reducing tics in patients with treatment-refractory Tourette’s Disorder. The most common side-effect was daytime tiredness, and one subject experienced an increase in moodiness and obsessive-compulsive symptoms. Vigabatrin was used as a “research surrogate” in this study to demonstrate the utility of GABA-aminotransferase (GABA-AT) blockade, with the expectation that upon successfully demonstrating the utility of this mechanism, further development activities would focus on the potentially safer, more potent GABA-AT inhibitor, CPP-115.

We believe that the top-line results from this study suggest an encouraging signal of activity in adult treatment-refractory patients with Tourette’s Disorder. Further, we believe that CPP-109’s mechanism of action validates the potential for CPP-115 to be a candidate for the treatment of Tourette’s Disorder. However, there can be no assurance that CPP-115 will be effective for the treatment of refractory patients with Tourette’s Disorder.

Generic Sabril®

During September 2015, we announced the initiation of a project to develop a generic version of Sabril® (vigabatrin). Sabril® is marketed by Lundbeck Inc. (“Lundbeck”) in the United States for the treatment of infantile spasms and complex partial seizures. We have substantial previous experience with our version of vigabatrin (CPP-109), which we believe will contribute to our development and submission of an abbreviated new drug application (ANDA) for a generic version of Sabril®. There can be no assurance that we will be successful in these efforts or that any ANDA that we submit for vigabatrin will be accepted for review or approved.

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

Research and development expenses

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include pre-clinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109, CPP-115 and Firdapse®, and we expect this to continue for the foreseeable future. Costs incurred in connection with research and development activities are expensed as incurred.

Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations (CROs). In the normal course of our business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to pre-clinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Pre-clinical and clinical study and trial activities require significant up front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling and marketing expenses

We do not currently have any selling expenses. During 2014, we began to incur costs relating to our future sales and marketing efforts, as we move closer to the potential commercialization of Firdapse®. Our plan is to put in place the personnel we will require so that we will be in a position to commercialize Firdapse® if we are successful in obtaining an approval of any NDA that we may file for Firdapse®, of which there can be no assurance. Pre-commercialization costs are included in general and administrative expenses.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate and administrative functions. Other costs include administrative facility costs, regulatory fees, pre-commercialization costs and professional fees for legal, information technology, accounting and consulting services.

Stock-based compensation

We recognize expense for the fair value of all stock-based awards to employees, directors, scientific advisors and consultants in accordance with U.S. generally accepted accounting principles. For stock options we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Warrants Liability

We issued warrants to purchase shares of our common stock as part of the equity financing completed in October 2011. In accordance with U.S. generally accepted accounting principles, we have recorded the fair value of the warrants as a liability in the accompanying balance sheets at December 31, 2015 and 2014 using a Black-Scholes option-pricing model. We remeasure the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Income taxes

We have incurred operating losses since inception. As of December 31, 2015 and 2014, we had net operating loss carryforwards of approximately $49,922,000 and $40,604,000, respectively. Our net deferred tax asset has a 100% valuation allowance as of December 31, 2015 and 2014, as we believe it is more likely than not that the deferred tax asset will not be realized. The net operating loss carry-forwards will expire at various dates beginning 2023 through 2035. If an ownership change, as defined under Internal Revenue Code 382, occurs, the use of these carry-forwards may be subject to limitations.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU include: i) eliminating the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, ii) eliminating the need to label the financial statements as those of a development stage entity, iii) eliminating the need to disclose a description of the development stage activities in which the entity is engaged, and iv) eliminating the requirement to disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. We have early adopted ASU No. 2014-10, beginning with the interim period ended June 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU, require management to assess a company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The guidance will be effective for the annual period ending after December 15, 2016 and subsequent interim and annual periods thereafter. We are currently evaluating the impact of this accounting standard update on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact this accounting standard will have on our financial statements.

Non-GAAP Financial Measures

We prepare our financial statements and notes thereto which accompany this report in accordance with U.S. Generally Accepted Accounting Principles (GAAP). To supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or our communications with investor. Non-GAAP measures are provided as additional information and not as an alternative to our financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

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

Warrants Liability

We have issued warrants to purchase our common stock that may require us to purchase unexercised warrants for a cash amount equal to their fair value following the announcement of specified events defined as Fundamental Transactions (Fundamental Transactions) involving our company, which is deemed to occur if we are acquired in an all cash transaction or by a company that is not listed on a national securities exchange, or when the common stock is no longer listed on a national securities exchange. The cash settlement provisions require use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction. As a consequence of these provisions, the warrants are classified as a liability on our balance sheets. The cash settlement value at the time of any future Fundamental Transaction will depend upon the value of the following inputs at that time: the price per share of our common stock, the volatility of our common stock, the expected term of the warrants, the risk-free interest rate based on U.S. Treasury security yields, and our dividend yield. The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of our stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on our financial statements. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as income or loss in the changes in fair value of warrants liability line in the statement of operations.

Stock-based compensation

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated expected life of our stock options awards. For the years ended December 31, 2015, 2014 and 2013, the assumptions used were an estimated annual volatility of 102%, 115%, and 137%, average expected holding periods of three to seven years, three to seven years, and three years, and risk-free interest rates of 1% to 2.13%, 1.18% to 2.03%, and 0.45% to 0.53%, respectively.

Results of Operations

Years Ended December 31, 2015 and 2014

Revenues

We had no revenues for the year ended December 31, 2015 or 2014.

Research and Development Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses
2015	$11,801,342	16.6%	57.9%
2014	$10,117,774	25.0%	69.3%

Our expenses, including stock-based compensation, for research and development for the year ended December 31, 2015 increased 16.6% compared to amounts expended during the 2014 fiscal year. Research and development expenses in 2015 and 2014 consisted mainly of costs related to our Phase 3 trial of Firdapse® and our Phase 1b trial of CPP-115, cost relating to pre-clinical and clinical testing on both Firdapse® and CPP-115, costs related to the launch and operation of the Firdapse® Expanded Access Program, costs associated with the filing of our NDA for Firdapse®, costs relating to the manufacturing of Firdapse®, and our share of the costs of the joint studies being conducted with BioMarin.

We expect that research and development expenses will increase in fiscal 2016 compared to fiscal 2015 as we continue our clinical development efforts for Firdapse®, including our clinical trial for CMS in a pediatric population, our clinical program for Myasthenia Gravis (MuSK) and our Expanded Access Program. In addition, we plan to conduct an additional phase 1 dose ranging study for CPP-115 during 2016, subject to the availability of funding.

Our research and development expenses for 2015 and 2014, include stock-based compensation relating to the value of stock options granted to certain employees. The amount of stock-based compensation recorded in 2015 and 2014 relating to our research and development activities was $378,548 and $133,862, respectively. The weighted-average grant-date fair value of the stock options granted in 2015 and 2014 was $2.28 and $2.45, respectively.

Selling and Marketing Expenses

We had no selling expenses during 2015 and 2014. We are incurring pre-commercialization costs, tied to our preparation for future sales and marketing efforts, as we move closer to the potential commercialization of Firdapse®. These costs are for personnel, and their related activities, to develop both a sales force and a patient advocacy and assistance program so that we are in a position to commence our selling efforts at such time as we are successful in obtaining an approval of any NDA that we may file for Firdapse®, of which there can be no assurance. Pre-commercialization costs have been included in general and administrative expenses.

General and Administrative Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses
2015	$8,597,010	92.2%	42.1%
2014	$4,473,654	102.2%	30.7%

General and administrative expenses include, among other expenses, corporate and office expenses, legal, accounting and consulting fees, pre-commericalization costs and travel expenses for our administrative employees, consultants and members of our Board of Directors. Included in general and administrative expenses in the years 2015 and 2014, was stock-based compensation of $1,206,910 and $664,107, respectively.

The 92.2% increase in general and administrative expenses for the year ended December 31, 2015 when compared to the same period in 2014 was primarily due to increases in headcount and related expenses and pre-commercialization expenses, as we expanded our operations for the potential future commercialization of Firdapse®. We expect that general and administrative costs will increase in future periods as we expand our operations and headcount in preparation for the potential future commercialization of Firdapse®.

Stock-Based Compensation

We issued stock options and other share-based payments to several of our employees, directors, and consultants in 2015 and 2014. Total stock-based compensation expense for the years ended December 31, 2015 and 2014 was $1,585,458 and $777,969, respectively. We regularly grant non-cash stock-based compensation to employees and directors as part of their compensation packages. The 2015 increase in expense from the prior year is primarily due to additional expense related to the annual grant to employees and directors and initial grants made to new officers and employees.

Change in fair value of warrants liability

In connection with the October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and was estimated at $1.0 million and $2.8 million at December 31, 2015 and 2014, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the years ended December 31, 2015 and 2014, we recognized a gain of $65,005 and a loss of $993,866, respectively, in connection with the change in the fair value of the warrants liability. The gains and losses during 2015 and 2014 were principally a result of fluctuations in our common stock price. We believe that future changes in the fair value of the warrants liability will be due primarily to future fluctuations in the value of our common stock.

Other Income, net

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. Other income, net consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. The increase in other income, net for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was principally due to higher average investment balances from the proceeds of our offerings, partially offset by lower interest rates. These proceeds were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes

We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss

Our net loss was $20,232,958 in the year ended December 31, 2015 ($0.25 per basic and diluted share), as compared to $15,509,061 in the year ended December 31, 2014 ($0.24 per basic and diluted share).

Non-GAAP Net Loss

Our non-GAAP net loss, which excludes for 2015 a $65,005 gain associated with the change in the fair value of liability-classified warrants and excludes for 2014 a $993,866 loss associated with the change in the fair value of liability-classified warrants, was $20,297,963 ($0.25 per basic and diluted share), as compared to $14,515,195 ($0.23 per basic and diluted share) for 2014.

Years Ended December 31, 2014 and 2013

Revenues

We had no revenues for the year ended December 31, 2014 or 2013.

Research and Development Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses
2014	$10,117,774	25.0%	69.3%
2013	$8,096,774	204.4%	78.5%

Our expenses, excluding stock-based compensation, for research and development for the year ended December 31, 2014 increased substantially compared to amounts expended in the 2013 fiscal year. Research and development expenses in 2014 consisted mainly of costs related to our Phase 3 trial of Firdapse®, cost relating to pre-clinical and clinical testing on both Firdapse® and CPP-115, costs related to the launch and operation of the Firdapse® Expanded Access Program, costs relating to the manufacturing of Firdapse®, and our share of the costs of the joint studies being conducted with BioMarin. During 2013, our research and development expenses primarily related to our Phase 3 trial of Firdapse® and our continuing pre-clinical and clinical testing on Firdapse® and CPP-115.

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

General and administrative expenses include, among other expenses, office expenses, legal, accounting and consulting fees and travel expenses for our administrative employees, consultants and members of our Board of Directors. Included in general and administrative expenses in the years 2014 and 2013, was stock-based compensation of $664,107 and $91,127, respectively.

The increase in general and administrative expenses for the year ended December 31, 2014 when compared to the same period in 2013 was primarily due to increases in payroll (based on both increased headcount and increased salaries and benefits, including stock-based compensation), substantially increased consulting and marketing expenses, relating to our pre-commercialization efforts for Firdapse® during 2014, and an increase in professional fees and investor relations expenses.

Stock-Based Compensation

We issued stock options and other share-based payments to several of our employees, directors, and consultants in 2014 and 2013. Total stock-based compensation expense for the years ended December 31, 2014 and 2013 was $777,969 and $175,855, respectively. The Company regularly grants non-cash stock based compensation to directors and employees as part of their compensation packages. No such grant was made during 2013; consequently, the 2013 expense represents primarily amortization expense for prior year grants and a few grants to new employees. The 2014 increase in expense from the prior year is primarily due to additional expense related to the August 2014 annual grant to employees and directors.

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

Non-GAAP Net Loss

Our non-GAAP net loss, which excludes for 2014 a $993,866 loss associated with the change in the fair value of liability-classified warrants and excludes for 2013 a $1,890,359 loss associated with the change in the fair value of liability-classified warrants, was $14,515,195 ($0.23 per basic and diluted share) for 2014, compared to a non-GAAP net loss of $10,264,237 ($0.23 per basic and diluted share) for 2013.

Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital and pre-clinical and clinical testing of our product candidates. We have historically funded all of our requirements from equity issuances, government grants, and an investment by a strategic purchaser.

Since our inception, we have financed our operations primarily with the net proceeds of three private placements, an initial public offering (IPO), a secondary public offering and nine registered direct public offerings under our effective shelf registration statements. At December 31, 2015, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $58,396,395 and working capital of $56,460,530, as compared to cash and cash equivalents, certificates of deposit and short-term investments aggregating $39,275,123 and working capital of $37,972,795 at December 31, 2014. At December 31, 2015 substantially all of our cash and cash equivalents were deposited with one financial institution and our short-term investments were invested in certificates of deposit and a high-quality short-term bond fund. Throughout 2015, we had cash balances at certain financial institutions in excess of federally insured limits.

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

We currently believe that we have the cash resources to support our operations through the first quarter of 2017. These expectations are based on current information available to us. If our costs are greater than we expect, our assumptions may not prove to be accurate.

At the present time, we will require additional funding for future studies or trials, other than those described as being ongoing in this report. We will also require additional working capital to support our operations beyond the first quarter of 2017. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

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

As of December 31, 2015, there is approximately $33.8 million available for future sales under the 2014 Shelf Registration Statement. If our public float (the market value of our common stock held by non-affiliate stockholders) were to fall below $75 million, we would be subject to a further limitation under which we could sell no more than one-third (1/3) of our public float during any 12-month period. Further, the number of shares that we can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

Contractual obligations and arrangements

As of December 31, 2015, we had the following contractual obligations. Further, we may owe in the future certain milestone or royalty payment obligations (as described below). Since we are not currently able to determine when or if these milestones will be achieved, or when or if the events triggering payment of the obligations will occur, they are not included in the following table.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$1,506,495	$185,244	$421,065	$446,708	$453,478
License obligations	$300,000	—	$300,000	—	—

Total	$1,806,495	$185,244	$721,065	$446,708	$453,478

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement. We have agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in our license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to us royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of an NDA for Firdapse® for the treatment of LEMS or CMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS or CMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin.

•	Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $406,590, had accrued liabilities of $52,500 at December 31, 2015 in the accompanying balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $300,000 is due in August 2018.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $471,000 in 2016. The agreement expires in November 2016.

•	Lease for office space. We currently operate our business in leased office space in Coral Gables, Florida. We currently lease approximately 5,200 square feet of office space for which we pay annual rent of approximately $200,000.

Off-Balance Sheet Arrangements

We currently have no debt or capital leases. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Cash Flows

Net cash used in operating activities was $18,015,221 and $12,941,783, respectively, for the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, net cash used in operating activities was primarily attributable to our net loss of $20,232,958, an increase of $452,040 in prepaid expenses and other current assets and deposits, a decrease of $20,083 in accounts payable and a gain of $65,005 of non-cash change in fair value of warrants liability, which were partially offset with an increase of $1,134,939 in accrued expenses and other liabilities. The loss included an additional $1,619,926 of non-cash expenses. During the year ended December 31, 2014, net cash used in operating activities was primarily attributable to our net loss of $15,509,061 and an increase of $2,943,256 in prepaid expenses and other current assets and deposits, which were partially offset with increases of $963,421 in accounts payable, and $2,748,704 in accrued expenses and liabilities, and a loss of $993,866 of non-cash change in fair value of warrants liability. The loss included an additional $804,543 of non-cash expenses. Such additional non-cash expenses consist of depreciation and stock-based compensation expense.

Net cash used in investing activities was $6,499 and $8,741,030, respectively, for 2015 and 2014. During 2015 such funds were primarily used for capital expenditures, partly offset by proceeds from short-term investments. For 2014 such funds were used primarily for purchases of short-term investments and capital expenditures relating to computer equipment and furniture and equipment, partially offset by proceeds from certificates of deposit.

Net cash provided by financing activities was $37,159,958 and $28,563,633, respectively, for 2015 and 2014. During 2015 and 2014, net cash from financing activities consisted mainly of the net proceeds from the sale of shares of common stock in underwritten and registered direct public offerings under our registration statements, as well as proceeds from exercise of stock options and warrants. Such funds have been used to fund our research and development costs and our general and administrative costs.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	our estimates regarding anticipated capital requirements and our need for additional financing;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine (3,4-DAP) for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), or any other indication, before we do;

•	what additional supporting information will be required before the U.S. Food and Drug Administration (FDA) will file an NDA submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether any NDA that we may submit for Firdapse®, if accepted for filing by the FDA will be granted a priority review;

•	whether any additional clinical studies or trials will be required before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether any clinical studies or trials that maybe required before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS will be successful;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will expedite the review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•	whether as part of the FDA review of any NDA that we may submit for filing for Firdapse®, the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•	whether, assuming Firdapse® is approved for commercialization, we will be able to develop a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, post-traumatic stress disorder, Tourette’s Disorder or any other indication;

•	whether we can successfully design and complete a bioequivalence study of our version of vigabatrin compared to Sabril® that is acceptable to the FDA;

•	whether any such bioequivalence study, the design of which is acceptable to the FDA, will be successful;

•	whether any ANDA that we submit for a generic version of Sabril will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	whether our trials and studies will be successful;

•	the results of our clinical studies and trials, pre-clinical studies, proof-of-concept studies, and our other development activities, and the number of such studies and trials that will be required for us to seek and obtain approval of new drug applications, or NDAs, for our drug candidates;

•	whether the third parties that assist us in our trials and studies perform as anticipated and within the budgets established for their activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	whether any of our drug candidates will ever be approved for commercialization;

•	even if one or more of our drug candidates is approved for commercialization, whether we will be able to successfully commercialize those products and achieve sustained profitability;

•	our estimates of the pricing of our drug candidates, if approved, and the size of the market for our drug candidates;

•	third-party payor reimbursement for any of our drug candidates that are commercialized;

•	what pricing we will be able to achieve with respect to our drug products and the impact of public scrutiny on the pricing of drug products generally and our products and orphan drugs in particular;

•	changes in the laws and regulations and regulatory guidance affecting our business;

•	the market adoption of any of our drug candidates approved for commercialization by physicians and patients;

•	our ability to obtain a sufficient commercial supply of our products;

•	if one or more of our products are approved for commercialization, the costs, timing or estimated completion of any post-marketing studies that we may be obligated to complete;

•	our expectations regarding licensing, acquisitions or strategic relationships;

•	whether we can successfully protect any of our drug candidates under intellectual property laws;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights we may have for our drug candidates;

•	our ability to attract and retain skilled employees;

•	security breaches of our computer systems, or the computer systems of our contractors and/or vendors;

•	the impact of potential employee, vendor or consultant misconduct; and

•	changes in general economic conditions and interest rates.

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders. Our Proxy Statement for the 2016 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated into this report by this reference.

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

1. The following financial statements of Catalyst Pharmaceuticals, Inc. and Report of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

•	Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2015 and 2014

•	Statements of Operations for the years ended December 31, 2015, 2014 and 2013

•	Statement of Stockholders’ Equity for the period December 31, 2012 until December 31, 2015

•	Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

•	Notes to Financial Statements

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation(1)

3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Amendment to Certificate of Incorporation(23)

3.4	By-laws(1)

4.1	Specimen stock certificate for common stock(1)

4.2	Rights Agreement between the Company and Continental Stock Transfer and Trust Company(10)

4.3	Form of Warrant to Purchase Common Stock issued in our October 2011 offering; (11)

4.4	Form of Warrant to Purchase Common Stock issued in our May 2012 offering (14)

4.5	Form of Warrant to Purchase Common Stock issued in our August 2012 offering (15)

10.1 +	Employment Agreement between the Company and Patrick J. McEnany(2)

10.2 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(4)

10.3 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(6)

10.4 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany(9)

10.5+	Amendment to Employment Agreement between the Company and Patrick J. McEnany (17)

10.6 +	Stock Option Agreement between the Company and Patrick J. McEnany(1)

10.7 +	Stock Option Agreement between the Company and Hubert Huckel(1)

10.8+	Agreement between the Company and Charles Gorodetzky(1)

10.9+	2006 Stock Incentive Plan(1)

10.10+	Amendment No. 1 to 2006 Stock Incentive Plan (7)

10.11+	Amendment No. 2 to 2006 Stock Incentive Plan (13)

10.12+	2014 Stock Incentive Plan (20)

10.13	License Agreement between the Company and Northwestern University(5)

10.14	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.(3)

Exhibit No.	Description of Exhibit

10.15	First Amendment to Lease Agreement between the Company and 355 Alhambra Plaza, Ltd. (8)

10.16	License Agreement among the Company, New York University, and The Feinstein Institute for Medical Research (12)

10.17	Convertible Promissory Note and Note Purchase Agreement, dated as of October 26, 2012, between the Company and BioMarin Pharmaceutical, Inc. (16)

10.18	License Agreement, dated as of October 26, 2012, between the Company and BioMarin Pharmaceutical, Inc. (16)

10.19	Amendment No, 1 to License Agreement, dated April 8, 2014, between the Company and BioMarin Pharmaceutical, Inc. (21)

10.20	Termination Agreement, dated effective October 1, 2013, between the Company and Brookhaven Science Associates, LLC (18)

10.21	Second Amendment to Lease, dated as of February 4, 2014, between the Company and 355 Alhambra Circle LLC (19)

10.22	Third Amendment to Lease, dated effective as of March 16, 2015, between the Company and 355 Alhambra Circle LLC (22)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-136039)
(2)	Filed by reference to the Company’s Form 10-Q for the period ended September 30, 2006
(3)	Filed by reference to the Company’s Form 10-Q for the period ended June 30, 2007
(4)	Filed by reference to the Company’s Form 8-K dated December 23, 2008
(5)	Filed by reference to the Company’s Form 8-K dated September 2, 2009

(6)	Filed by reference to the Company’s Form 10-Q for the period ended September 30, 2009
(7)	Filed by reference to the Company’s 2011 Annual Meeting Proxy Statement dated April 11, 2011
(8)	Filed by reference to the Company’s Form 10-Q for the period ended June 30, 2011
(9)	Filed by reference to the Company’s Form 8-K dated September 14, 2011
(10)	Filed by reference to the Company’s Form 8-K dated September 20, 2011
(11)	Filed by reference to the Company’s Form 8-K dated October 28, 2011
(12)	Filed by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.
(13)	Filed by reference to the Company’s 2012 Annual Meeting Proxy Statement dated April 17, 2012
(14)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-180617)
(15)	Filed by reference to the Company’s Form 8-K dated August 28, 2012
(16)	Filed by reference to the Company’s Form 8-K dated October 26, 2012
(17)	Filed by reference to the Company’s Form 8-K dated August 28, 2013
(18)	Filed by reference to the Company’s Form 10-Q for the period ended September 30, 2013
(19)	Filed by reference to the Company’s Form 8-K dated February 20, 2014
(20)	Filed by reference to the Company’s Form 8-K dated March 4, 2014
(21)	Filed by reference to the Company’s Form 8-K dated April 17, 2014
(22)	Filed by reference to the Company’s 8-K dated March 23, 2015
(23)	Filed by reference to the Company’s 2015 Annual Meeting Proxy Statement dated March 31, 2015
*	Filed herewith
+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 15th day of March, 2016.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	March 15, 2016

/s/ Philip H. Coelho Philip H. Coelho	Director	March 15, 2016

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	March 15, 2016

/s/ Donald A. Denkhaus Donald A. Denkhaus	Director	March 15, 2016

/s/ Richard Daly Richard Daly	Director	March 15, 2016

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceuticals, Inc.

We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

March 15, 2016

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Catalyst Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

March 15, 2016

CATALYST PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$28,235,016	$9,096,778
Certificates of deposit	3,717,229	3,715,383
Short-term investments	26,444,150	26,462,962
Prepaid expenses and other current assets	1,504,738	4,552,698

Total current assets	59,901,133	43,827,821
Property and equipment, net	191,549	71,377
Deposits	8,888	8,888

Total assets	$60,101,570	$43,908,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,794,127	$1,814,210
Accrued expenses and other liabilities	1,646,476	4,040,816

Total current liabilities	3,440,603	5,855,026

Accrued expenses and other liabilities, non-current	176,293	15,839
Warrants liability, at fair value	1,008,363	2,794,891

Total liabilities	4,625,259	8,665,756

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value, 150,000,000 and 100,000,000 shares authorized; 82,850,619 shares and 69,119,092 shares issued and outstanding at December 31, 2015 and 2014, respectively	82,851	69,119
Additional paid-in capital	145,469,078	105,015,871
Accumulated deficit	(90,075,618)	(69,842,660)

Total stockholders’ equity	55,476,311	35,242,330

Total liabilities and stockholders’ equity	$60,101,570	$43,908,086

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Revenues	$—	$—	$—
Operating costs and expenses:
Research and development	11,801,342	10,117,774	8,096,774
General and administrative	8,597,010	4,473,654	2,214,884

Total operating costs and expenses	20,398,352	14,591,428	10,311,658

Loss from operations	(20,398,352)	(14,591,428)	(10,311,658)
Other income, net	100,389	76,233	47,421
Change in fair value of warrants liability	65,005	(993,866)	(1,890,359)

Loss before income taxes	(20,232,958)	(15,509,061)	(12,154,596)
Provision for income taxes	—	—	—

Net loss	$(20,232,958)	$(15,509,061)	$(12,154,596)

Net loss per share – basic and diluted	$(0.25)	$(0.24)	$(0.27)

Weighted average shares outstanding – basic and diluted	80,858,393	64,142,534	45,452,447

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2015, 2014 and 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2012	$—	$41,421	$56,759,697	$(42,179,003)	$14,622,115

Issuance of common stock, net	—	8,850	14,086,344	—	14,095,194
Issuance of stock options for services	—	—	175,855	—	175,855
Exercise of warrants for common stock	—	3,862	4,648,822	—	4,652,684
Net loss	—	—	—	(12,154,596)	(12,154,596)

Balance at December 31, 2013	—	54,133	75,670,718	(54,333,599)	21,391,252

Issuance of common stock, net	—	13,024	26,712,106	—	26,725,130
Issuance of stock options for services	—	—	767,838	—	767,838
Amortization of restricted stock for services	—	—	10,131	—	10,131
Exercise of warrants for common stock	—	1,262	1,333,778	—	1,335,040
Exercise of stock options for common stock	—	700	521,300	—	522,000
Net loss	—	—	—	(15,509,061)	(15,509,061)

Balance at December 31, 2014	—	69,119	105,015,871	(69,842,660)	35,242,330

Issuance of common stock, net	—	11,527	34,862,342	—	34,873,869
Issuance of stock options for services	—	—	1,510,018	—	1,510,018
Amortization of restricted stock for services	—	—	75,440	—	75,440
Exercise of warrants for common stock	—	1,178	3,616,083	—	3,617,261
Exercise of stock options for common stock	—	1,027	389,324	—	390,351
Net loss	—	—	—	(20,232,958)	(20,232,958)

Balance at December 31, 2015	$—	$82,851	$145,469,078	$(90,075,618)	$55,476,311

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net loss	$(20,232,958)	$(15,509,061)	$(12,154,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,468	26,574	22,483
Stock-based compensation	1,585,458	777,969	175,855
Change in fair value of warrants liability	(65,005)	993,866	1,890,359
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	(452,040)	(2,943,256)	(299,972)
Increase (decrease) in:
Accounts payable	(20,083)	963,421	(514,874)
Accrued expenses and other liabilities	1,134,939	2,748,704	1,005,071

Net cash used in operating activities	(18,015,221)	(12,941,783)	(9,875,674)

Investing Activities:
Capital expenditures	(23,465)	(57,323)	(9,432)
Proceeds (purchase) of short-term investments	18,812	(8,979,900)	(9,978,618)
Proceeds (purchase) of certificates of deposit	(1,846)	296,193	2,491,249

Net cash used in investing activities	(6,499)	(8,741,030)	(7,496,801)

Financing Activities:
Proceeds from issuance of common stock and warrants, net	34,873,869	26,725,130	14,071,694
Proceeds from exercise of warrants	1,895,738	1,316,503	4,083,300
Proceeds from exercise of options	390,351	522,000	23,500

Net cash provided by financing activities	37,159,958	28,563,633	18,178,494

Net increase (decrease) in cash and cash equivalents	19,138,238	6,880,820	806,019

Cash and cash equivalents - beginning of period	9,096,778	2,215,958	1,409,939

Cash and cash equivalents - end of period	$28,235,016	$9,096,778	$2,215,958

Non-cash investing and financing activities:
Exercise of liability classified warrants for common stock	$1,721,523	$18,537	$569,384
Non-cash incentive received from lessor	$131,175	$—	$—

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

Catalyst Pharmaceuticals, Inc., formerly known as Catalyst Pharmaceutical Partners, Inc., (the “Company”), is a development-stage biopharmaceutical company focused on developing and commercializing innovating therapies for people with rare debilitating diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), infantile spasms and Tourette’s Disorder. The Company was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through December 31, 2015. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 11.

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

While there can be no assurance, based on currently available information, the Company estimates that it currently has sufficient working capital to support its operations through the first quarter of 2017. The Company will require additional capital to support its operations in periods after the first quarter of 2017.

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

2.	Basis of Presentation and Significant Accounting Policies

a.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

2.	Basis of Presentation and Significant Accounting Policies (continued)

c.	CERTIFICATES OF DEPOSIT. The certificates of deposit were issued by a banking institution and are recorded at cost plus accrued interest. The original maturity was greater than three months but did not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at December 31, 2015 and 2014 approximates fair value.

d.	SHORT-TERM INVESTMENTS. The Company invests in credit-quality short-term bond funds in order to obtain higher yields on its cash available for investments. As of December 31, 2015 and 2014 short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at December 31, 2015 and 2014 were accounted for as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Unrealized and realized losses on trading securities for the years ended December 31, 2015, 2014 and 2013 were nominal and are included in other income, net in the accompanying statements of operations.

e.	PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of insurance recoverable, prepaid research fees, prepaid insurance, prepaid pre-commercialization fees and prepaid subscription fees. Insurance recoverable related to the securities class action lawsuit settlement that was paid by the Company’s insurance carrier. Prepaid research fees consist of advances for the Company’s product development activities, including drug manufacturing, contracts for preclinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

f.	PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever is shorter. Useful lives generally range from three years for computer equipment to three to six years for furniture and equipment, and seven years for leasehold improvements. Expenditures for repairs and maintenance are charged to expenses as incurred.

g.	OPERATING LEASES. The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays, escalation clauses or tenant improvement allowances, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2015 and 2014, the Company had $194,386 and $19,997, respectively, of deferred rent and lease incentive in accrued expenses and other liabilities.

h.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payable and accrued expenses and other liabilities, and warrants liability. At December 31, 2015 and 2014, the fair value of these instruments approximated their carrying value.

i.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that it believes market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

2.	Basis of Presentation and Significant Accounting Policies (continued)

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

		Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,157,601	$25,157,601	$—	$—

Certificates of deposit	$3,717,229	$—	$3,717,229	$—

Short-term investments	$26,444,150	$26,444,150	$—	$—

Warrants liability	$1,008,363	$—	$—	$1,008,363

		Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,053,310	$7,053,310	$—	$—

Certificates of deposit	$3,715,383	$—	$3,715,383	$—

Short-term investments	$26,462,962	$26,462,962	$—	$—

Warrants liability	$2,794,891	$—	$—	$2,794,891

j.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statements of operations. As of December 31, 2015 and 2014, 763,913 and 1,242,174, respectively, of the 2011 warrants remained outstanding.

k.	RESEARCH AND DEVELOPMENT. Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research related services for the Company.

2.	Basis of Presentation and Significant Accounting Policies (continued)

l.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all stock-based payments to employees, directors, scientific advisors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense as follows:

	2015	2014	2013
Research and development	$378,548	$133,862	$84,728
General and administrative	1,206,910	644,107	91,127

Total stock-based compensation	$1,585,458	$777,969	$175,855

m.	CONCENTRATION OF CREDIT RISK. The financial instruments that potentially subject the Company to concentration of credit risk are cash equivalents (i.e. money market funds), short-term investments and certificates of deposit. The Company places its cash equivalents with high-credit quality financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in these accounts.

n.	INCOME TAXES. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2012. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

o.	COMPREHENSIVE INCOME (LOSS). U.S. generally accepted accounting principles require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

2.	Basis of Presentation and Significant Accounting Policies (continued)

p.	NET INCOME (LOSS) PER SHARE. Basic income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options and restricted stock units. For all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows, for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Stock options to purchase common stock	4,250,000	3,884,610	3,428,906
Warrants to purchase common stock	2,407,663	3,585,924	4,848,620
Unvested restricted stock	53,334	80,000	—

Potential equivalent common stock excluded	6,710,997	7,550,534	8,277,526

Potentially dilutive stock options to purchase common stock as of December 31, 2015 have exercise prices ranging from $0.47 to $4.64. Potentially dilutive stock options to purchase common stock as of December 31, 2014 have exercise prices ranging from $0.47 to $3.12. Potentially dilutive stock options to purchase common stock as of December 31, 2013 have exercise prices ranging from $0.47 to $6.00. Potentially dilutive warrants to purchase common stock as of December 31, 2015, 2014 and 2013 have exercise prices ranging from $1.04 to $2.08 and expire in periods between May 2017 and August 2017.

q.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of pharmaceutical products.

r.	RECLASSIFICATIONS. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

s.	RECENTLY ISSUED ACCOUNTING STANDARDS. In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU include: i) eliminating the requirement to present inception-to-date information on the statements of income, cash flows, and stockholders’ equity, ii) eliminating the need to label the financial statements as those of a development stage entity, iii) eliminating the need to disclose a description of the development stage activities in which the entity is engaged, and iv) eliminating the requirement to disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in ASU No. 2014-10 were effective for public companies for annual and interim reporting periods beginning after December 15, 2014, and early adoption was permitted. The Company early adopted ASU No. 2014-10, beginning with the interim period ended June 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU require management to assess a company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The guidance will be effective for the annual period ending after December 15, 2016 and subsequent interim and annual periods thereafter. The Company is currently evaluating the impact of this accounting standard on its financial statements.

2.	Basis of Presentation and Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on its financial statements.

3.	Warrants Liability, at Fair Value

The Company allocated approximately $1.3 million of proceeds from its October 2011 registered direct offering to the fair value of common stock purchase warrants issued in connection with the offering that are classified as a liability (the 2011 warrants). The 2011 warrants are classified as a liability because of provisions in such warrants that allow for the net cash settlement of such warrants in the event of certain fundamental transactions (as defined in the warrant agreement). The valuation of the 2011 warrants is determined using the Black-Scholes Model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the 2011 warrants liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes Model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s common stock; annual rate of dividends; and the risk free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrants agreement. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of the Company’s common stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The risk free rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3 input, the Company determined the 2011 warrants liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each reporting period. The calculated value of the 2011 warrants liability was determined using the Black-Scholes option-pricing model with the following assumptions:

	December 31, 2015	December 31, 2014
Risk free interest rate	0.79%	0.81%
Expected term	1.34 years	2.34 years
Expected volatility	68%	112%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Fair value, beginning of period	$2,794,891	$1,819,562	$498,587
Issuance of warrants	—	—	—
Exercise of warrants	(1,721,523)	(18,537)	(569,384)
Change in fair value	(65,005)	993,866	1,890,359

Fair value, end of period	$1,008,363	$2,794,891	$1,819,562

During 2015, 478,261 of the 2011 warrants were exercised, with proceeds to the Company of $621,739. During 2014, 12,696 of the 2011 warrants were exercised, with proceeds to the Company of $16,504. During 2013, 256,000 of the 2011 warrants were exercised, with proceeds to the Company of $332,800. The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31:

	2015	2014
Insurance recoverable (see Note 7)	$—	$3,500,000
Prepaid research fees	915,194	571,428
Prepaid insurance	436,726	385,496
Prepaid pre-commercialization fees	90,248	4,065
Prepaid subscriptions fees	26,602	30,495
Prepaid offering costs	—	20,029
Prepaid rent	1,252	10,870
Other	34,716	30,315

Total prepaid expenses and other current assets	$1,504,738	$4,552,698

5.	Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2015	2014
Computer equipment	$27,915	$95,754
Furniture and equipment	102,533	88,816
Leasehold improvements	131,175	—

	261,623	184,570
Less: Accumulated depreciation	(70,074)	(113,193)

Total property and equipment, net	$191,549	$71,377

Depreciation expense was $34,468, $26,574 and $22,483, respectively, for the years ended December 31, 2015, 2014 and 2013.

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following as of December 31:

	2015	2014
Accrued settlement liability (see Note 7)	$—	$3,500,000
Accrued preclinical and clinical trial expenses	332,905	333,928
Accrued professional fees	330,490	43,973
Accrued compensation and benefits	894,846	31,956
Accrued license fees	52,500	115,000
Deferred rent and lease incentive	18,093	4,158
Other	17,642	11,801

Current accrued expenses and other liabilities	1,646,476	4,040,816
Deferred rent and lease incentive—non-current	176,293	15,839

Non-current accrued expenses and other liabilities	176,293	15,839

Total accrued expenses and other liabilities	$1,822,769	$4,056,655

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

The Company has contracted with drug manufacturers and other vendors, including clinical research organizations (CRO) overseeing the clinical trials of the Company’s drug candidates, to assist in the execution of the Company’s preclinical and clinical trials, analysis, and the preparation of material necessary for the submission of new drug applications (NDAs) and abbreviated new drug applications (ANDAs) with the U.S. Food and Drug Administration (FDA). The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

The Company has executed a non-cancellable operating lease agreement for its corporate office. The lease has free and escalating rent payment provisions. The Company recognizes rent expense under such lease on a straight-line basis over the term of the lease. As of December 31, 2015, future minimum lease payments under the operating lease agreement are as follows:

2016	$185,244
2017	207,421
2018	213,644
2019	220,053
2020	226,655
Thereafter	453,478

$1,506,495

In March 2015, the Company amended the lease to its corporate offices to obtain additional space for its expanding operations. The Company now leases approximately 5,200 square feet and the lease term now expires on 2022, although the Company has the right to terminate the lease in November 2017 based on the payment of an early termination fee. In connection with the expansion, approximately $131,000 of tenant build-out costs were funded and paid by the landlord through lease incentives. The lease incentives are being amortized over the term of the lease as a reduction of rent expense. The lease provides for fixed increases in minimum annual rent payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The differences between rent expense recorded and the amount paid is credited or charged to accrued expenses and other liabilities in the accompanying balance sheets. Rent expense was $129,727, $90,163 and $69,930 respectively, for the years ended December 31, 2015, 2014 and 2013.

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

On January 23, 2014, the plaintiffs filed an amended complaint against the Company and one of its executive officers seeking unspecified damages. The amended complaint purported to state a claim for alleged misrepresentations regarding the development of Firdapse® on behalf of a class of those who purchased shares of the Company’s common stock between August 27, 2013 and October 18, 2013. In February 2014, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part by the Court. Subsequently, on September 29, 2014, the Court certified a class consisting of all persons or entities that purchased shares of the Company’s common stock during the period from August 27, 2013 through October 18, 2013 (the Class Period) and who did not sell such securities prior to October 18, 2013 (excluding: defendants; any entities affiliated with the Company, the present and former officers and directors of the Company or any subsidiary or affiliate thereof; members of such excluded persons’ immediate families and their legal representatives, heirs, successors or assigns; and any entity in which any excluded person has or had a controlling interest).

Following a mediation in October 2014 conducted by an independent mediator, the Company entered into a memorandum of understanding (MOU) with the lead plaintiffs in the class action lawsuit to settle the lawsuit. The settlement was then reduced to a formal stipulation of settlement between the parties to the lawsuit, which was filed with the Court on November 21, 2014. The settlement was approved by the Court in March 2015 and became final on April 16, 2015.

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

The settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against each of them and believe that the claims were without merit. Because the full amount of the settlement payment was paid by the Company’s insurance carrier, the settlement did not have a material adverse effect on the Company’s financial position or results of operations. There were no opt outs from the settlement.

8.	Agreements

a.	LICENSE AGREEMENT WITH NORTHWESTERN UNIVERSITY. On August 27, 2009, the Company entered into a license agreement with Northwestern University (Northwestern), under which it acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin that have been discovered by Northwestern. Under the terms of the license agreement, Northwestern granted the Company an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. The Company has identified and designated the lead compound under this license as CPP-115. Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of December 31, 2015, the Company had paid Northwestern $406,590 in connection with the license and had accrued license fees of $52,500 and $115,000 as of December 31, 2015 and 2014, respectively, in the accompanying balance sheets for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial for CPP-115 or August 27, 2018.

b.	LICENSE AGREEMENT WITH NEW YORK UNIVERSITY AND THE FEINSTEIN INSTITUTE FOR MEDICAL RESEARCH. On December 13, 2011, the Company entered into a license agreement with New York University (NYU) and the Feinstein Institute for Medical Research (FIMR) under which it acquired worldwide rights to commercialize GABA aminotransferase inhibitors in the treatment for Tourette Syndrome. The Company is obligated to pay certain milestone payments in future years relating to clinical development activities and royalties on any products resulting from the license agreement.

8.	Agreements (continued)

c.	LICENSE AGREEMENT WITH BIOMARIN. On October 26, 2012, the Company entered into a strategic collaboration with BioMarin Pharmaceutical, Inc. (BioMarin) for Firdapse® under which: (i) the Company licensed the exclusive North American rights to Firdapse® pursuant to a License Agreement, dated as of October 26, 2012 (the License Agreement) between the Company and BioMarin, and (ii) BioMarin made a $5,000,000 investment in the Company to further the development of Firdapse®.

As part of the License Agreement, the Company took over a Phase 3 Trial previously being conducted by BioMarin evaluating Firdapse® for the treatment of LEMS. On September 29, 2014, the Company announced positive top-line results from this Phase 3 Trial.

As part of the License Agreement, the Company has agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to the Company royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS). The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of December 31, 2015 and 2014, the Company had paid BioMarin $3.8 million and $3.1 million, respectively, related to expenses in connection with Firdapse® studies and trials.

On April 15, 2014, effective as of April 8, 2014, the Company and BioMarin entered into Amendment No. 1 to the License Agreement, amending in certain respects the License Agreement, dated October 26, 2012. The amendment related to purchases of additional product by the Company from BioMarin, the sharing of data between the parties with respect to clinical trials and studies undertaken by each party and the payment terms for certain joint studies.

d.	AGREEMENTS FOR DRUG DEVELOPMENT, PRECLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of drug and study placebo for the Company’s trials and studies and for the commercial requirements of Firdapse® if it is approved for commercialization, with contract research organizations (CRO) to conduct and monitor the Company’s trials and studies and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, these agreements are cancellable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

9.	Related Party Transactions

The Company has entered into consulting agreements with one of the Company’s directors and members of the Company’s Scientific Advisory Board. During the years ended December 31, 2015, 2014 and 2013, the Company paid approximately $55,000, $10,000 and $10,000, respectively, in consulting fees to related parties.

The Company has an employment agreement with its Chief Executive Officer. Under this agreement, the CEO will receive an annual base salary of approximately $471,000 in 2016, and may earn bonus compensation of up to 50% of his salary based on performance. This agreement expires in November 2016.

10.	Income Taxes

As of December 31, 2015 and 2014, the Company had deferred tax assets of approximately $34,309,000 and $24,895,000, respectively, of which approximately $28,682,000 and $22,898,000 represent United States federal and state net operating loss carryforwards and start-up costs. The remaining temporary differences represent non-deductible stock option and equity expense. The related deferred tax asset has a 100% valuation allowance as of December 31, 2015 and 2014, as the Company believes it is more likely than not that the deferred tax asset will not be realized. The change in valuation allowance was approximately $9,414,000, $5,508,000 and $3,796,000 in 2015, 2014 and 2013, respectively. There are no other significant temporary differences. The net operating loss carry-forwards of approximately $49,922,000 as of December 31, 2015 will expire at various dates beginning in 2023 and ending in 2035. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation. The effective tax rate of 0% in all periods presented differs from the statutory rate of 35% due to the valuation allowance and because the Company had no taxable income.

11.	Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share at December 31, 2015 and 2014. No shares of preferred stock were outstanding at December 31, 2015 and 2014.

Common Stock

During 2015, the Company’s stockholders approved an increase in the Company’s authorized common stock par value $0.001 per share, from 100,000,000 shares to 150,000,000 shares. At December 31, 2015 and 2014, 82,850,619 and 69,119,092 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

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

As of December 31, 2015, there is approximately $33.8 million available for future sale under the 2014 Shelf Registration Statement. If the Company’s public float (the market value of its common stock held by non-affiliate stockholders) were to fall below $75 million, the Company would be subject to a further limitation under which it could sell no more than one-third (1/3) of its public float during any 12-month period. Further, the number of shares that the Company can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

11.	Stockholders’ Equity (continued)

Warrant Exercises

During the years ended December 31, 2015, 2014 and 2013, the Company issued an aggregate of 1,178,261, 1,262,296 and 3,862,250 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $1,895,738, $1,316,503 and $4,083,300, respectively.

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

The Rights trade automatically with the common stock and will not be exercisable until a person or group has become an “acquiring person” by acquiring 17.5% or more of the Company’s outstanding common stock, or a person or group commences, or publicly announces a tender offer that will result in such a person or group owning 17.5% or more of the Company’s outstanding common stock. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $7.80, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.

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

The Company issues stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, consultants and scientific advisors of the Company under the 2006 and 2014 Stock Incentive Plans (the 2006 Plan and the 2014 Plan or collectively, the Plans). At December 31, 2014, no shares remain available for future issuance under the 2006 Plan. Under the 2014 Plan, 4,000,000 shares were reserved for issuance and as of December 31, 2015, 1,050,000 shares remain available for future issuance.

Stock Options

The Company has granted stock options to employees, officers, directors, scientific advisors and consultants generally at exercise prices equal to the market price of the common stock at grant date. Option awards generally vest over a period of 1 to 3 years of continuous service and have contractual terms from 5 to 7 years. Certain awards provide for accelerated vesting if there is a change in control. The Company issues new shares as shares are required to be delivered upon exercise of outstanding stock options.

During the years ended December 31, 2015 and 2014, options to purchase 265,000 and 580,000 shares of the Company’s common stock were exercised with gross proceeds to the Company of $390,351 and $522,000, respectively. Further, during the years ended December 31, 2015 and 2014, options to purchase 984,608 and 185,000 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 761,600 and 119,709 shares of the Company’s common stock, respectively.

12.	Stock Compensation Plans (continued)

During the year ended December 31, 2013, options to purchase 50,000 shares of the Company’s common stock were exercised, with gross proceeds to the Company of $23,500.

During the years ended December 31, 2015, 2014 and 2013 the Company recorded non-cash stock-based compensation expense related to stock options totaling $1,510,018, $767,838 and $175,855, respectively.

During the year ended December 31, 2015, the Company granted seven-year options to purchase an aggregate of 1,760,000 shares of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants. During the year ended December 31, 2014, the Company granted five and seven-year options to purchase an aggregate of 1,305,000 shares of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants. During the year ended December 31, 2013, the Company granted five-year options to purchase an aggregate of 115,000 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors and consultants.

Stock option activity under the Company’s Plans for the year ended December 31, 2015 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	3,884,610	$1.50
Granted	1,760,000	3.02
Exercised	(1,249,608)	0.95
Forfeited or cancelled	(145,002)	3.30
Expired	—	—

Outstanding at end of year	4,250,000	$2.23	4.75	$2,589,800

Exercisable at end of year	2,036,663	$1.38	2.93	$2,517,634

Other information pertaining to stock option activity during the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Weighted-average fair value of granted stock options	$2.13	$2.41	$0.48
Total fair value of vested stock options	$1,307,895	$409,476	$166,633
Total intrinsic value of exercised stock options	$3,311,599	$1,339,100	$17,975

The following table summarizes information about the Company’s options outstanding at December 31, 2015:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.47	950,000	1.97	$0.47	925,000	1.96	$0.47
$0.85 to $2.35	535,000	1.20	$1.13	508,333	1.11	$1.10
$2.53	1,140,000	7.00	$2.53	120,000	7.00	$2.53
$2.62 to $3.12	1,060,000	5.69	$3.10	483,330	5.66	$3.12
$3.34 to $4.64	565,000	6.47	$3.97	0	0.00	$0.00

	4,250,000	4.75	$2.23	2,036,663	2.93	$1.38

12.	Stock Compensation Plans (continued)

As of December 31, 2015, there was approximately $4,290,447 of unrecognized compensation expense related to non-vested stock option awards granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

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

Assumptions used during the years were as follows:

	Year ended December 31,
	2015	2014	2013
Risk free interest rate	1.00% to 2.13%	1.18% to 2.03%	0.45% to 0.53%
Expected term	3 to 7 years	3 to 7 years	3 years
Expected volatility	102%	115%	137%
Expected dividend yield	— %	— %	— %
Expected forfeiture rate	— %	— %	— %

Restricted Stock Units

Under the 2014 Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. There was no restricted stock unit activity during 2013. Restricted stock unit activity during 2015 and 2014 was as follows:

	2015		2014
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	80,000	$2.83	—	$—
Granted	—	—	80,000	—
Vested	(26,666)	2.83	—	2.83
Forfeited	—	—	—	—

Nonvested balance at end of year	53,334	$2.83	80,000	$2.83

During the years ended December 31, 2015, 2014 and 2013, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $75,440, $10,131 and $0, respectively.

13.	Benefit Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2015, 2014 and 2013, the Company’s matching contributions were approximately $69,000, $44,000 and $30,000, respectively.

14.	Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2015 and 2014:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$—	$—	$—	$—
Loss from operations	(4,291,915)	(4,897,330)	(5,017,428)	(6,191,679)
Change in fair value of warrants liability	(1,180,278)	333,956	521,731	389,596
Net loss	(5,410,259)	(4,558,503)	(4,449,038)	(5,815,158)
Loss per share — basic and diluted	$(0.07)	$(0.06)	$(0.05)	$(0.07)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$—	$—	$—	$—
Loss from operations	(3,508,365)	(2,990,173)	(4,109,029)	(3,983,861)
Change in fair value of warrants liability	(335,514)	(223,591)	(906,787)	472,026
Net loss	(3,811,119)	(3,198,020)	(5,009,892)	(3,490,030)
Loss per share — basic and diluted	$(0.07)	$(0.05)	$(0.07)	$(0.05)

Quarterly basic and diluted net loss per common share were computed independently for each quarter and do not necessarily total to the full year basic and diluted net loss per common share.

15.	Subsequent Event

Subsequent to year end, during February 2016, the Company received a “Refusal to File” letter from the FDA regarding its NDA for Firdapse®. The “Refusal to File” letter, states, that, after a preliminary review, the FDA has found that the Company’s application, which was filed in December 2015, was not sufficiently complete, and requests additional supporting information. The letter does not provide comment on the acceptability of the submitted clinical data, and no judgement is made in the letter on the efficacy or safety of Firdapse®. The Company is currently scheduled to meet with the FDA in early April 2016 to discuss the FDA’s comments on the Company’s NDA submission and to hopefully reach an understanding as to what will be required for the Firdapse® NDA to be filed for review.