Form 10-Q
period 2016-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2016-08-09
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 82,870,649 shares of common stock, $0.001 par value per share, were outstanding as of August 5, 2016.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,717,104	$28,235,016
Certificates of deposit	2,767,946	3,717,229
Short-term investments	26,537,413	26,444,150
Prepaid expenses and other current assets	650,977	1,504,738

Total current assets	48,673,440	59,901,133
Property and equipment, net	258,518	191,549
Deposits	8,888	8,888

Total assets	$48,940,846	$60,101,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$707,292	$1,794,127
Accrued expenses and other liabilities	1,598,165	1,646,476

Total current liabilities	2,305,457	3,440,603
Accrued expenses and other liabilities, non-current	188,032	176,293
Warrants liability, at fair value	122,224	1,008,363

Total liabilities	2,615,713	4,625,259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 82,870,649 shares and 82,850,619 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	82,871	82,851
Additional paid-in capital	146,273,031	145,469,078
Accumulated deficit	(100,030,769)	(90,075,618)

Total stockholders’ equity	46,325,133	55,476,311

Total liabilities and stockholders’ equity	$48,940,846	$60,101,570

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operating costs and expenses:
Research and development	$2,508,897	$2,577,508	$6,055,288	$4,927,060
General and administrative	2,305,555	2,319,822	4,996,700	4,262,185

Total operating costs and expenses	4,814,452	4,897,330	11,051,988	9,189,245

Loss from operations	(4,814,452)	(4,897,330)	(11,051,988)	(9,189,245)
Other income, net	92,755	4,871	210,698	66,805
Change in fair value of warrants liability	152,783	333,956	886,139	(846,322)

Loss before income taxes	(4,568,914)	(4,558,503)	(9,955,151)	(9,968,762)
Provision for income taxes	—	—	—	—

Net loss	$(4,568,914)	$(4,558,503)	$(9,955,151)	$(9,968,762)

Net loss per share – basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.13)

Weighted average shares outstanding – basic and diluted	82,870,649	82,037,560	82,865,366	79,054,960

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2016

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2015	$—	$82,851	$145,469,078	$(90,075,618)	$55,476,311
Issuance of stock options for services	—	—	777,712	—	777,712
Amortization of restricted stock for services	—	—	37,526	—	37,526
Exercise of stock options for common stock	—	20	(11,285)	—	(11,265)
Net loss	—	—	—	(9,955,151)	(9,955,151)

Balance at June 30, 2016	$—	$82,871	$146,273,031	$(100,030,769)	$46,325,133

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended, June 30,
	2016	2015
Operating Activities:
Net loss	$(9,955,151)	$(9,968,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,960	17,123
Stock-based compensation	815,238	678,346
Change in fair value of warrants liability	(886,139)	846,322
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	853,761	191,430
Increase (decrease) in:
Accounts payable	(1,086,835)	(497,918)
Accrued expenses and other liabilities	(36,572)	692,753

Net cash used in operating activities	(10,273,738)	(8,040,706)
Investing Activities:
Capital expenditures	(88,929)	(9,040)
Purchase of short-term investments	(93,263)	(2,502)
Proceeds (purchase) of certificates of deposit	949,283	(1,016)

Net cash provided by (used in) investing activities	767,091	(12,558)
Financing Activities:
Proceeds from issuance of common stock, net	—	34,873,869
Payment of employee withholding tax related to stock-based compensation	(11,265)	—
Proceeds from exercise of warrants	—	1,304,070

Net cash (used in) provided by financing activities	(11,265)	36,177,939

Net (decrease) increase in cash and cash equivalents	(9,517,912)	28,124,675
Cash and cash equivalents - beginning of period	28,235,016	9,096,778

Cash and cash equivalents - end of period	$18,717,104	$37,221,453

Supplemental disclosures of non-cash investing and financing activity
Exercise of liability classified warrants for common stock	$—	$662,175

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

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through June 30, 2016. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

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

2. Basis of Presentation and Significant Accounting Policies (continued).

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 included in the 2015 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period or for the full 2016 fiscal year.

b.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution.

d.	CERTIFICATES OF DEPOSIT. The certificates of deposit are issued by a banking institution and are recorded at cost plus accrued interest. The original maturity is greater than three months but does not exceed one year. Interest income is recorded in the statement of operations as it is earned. Carrying value at June 30, 2016 and December 31, 2015 approximates fair value.

e.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of June 30, 2016 and December 31, 2015, short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at June 30, 2016 and December 31, 2015 are considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Unrealized gain (loss) for the three and six months ended June 30, 2016 were $29,430 and $88,291, respectively. Unrealized gain (loss) for the three and six months ended June 30, 2015 were ($29,430) and $0 respectively, and are included in other income, net in the accompanying statements of operations.

f.	PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid pre-commercialization expenses, prepaid insurance and prepaid subscription fees. Prepaid research fees consist of advances for the Company’s product development activities, including drug manufacturing, contracts for preclinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

g.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At June 30, 2016 and December 31, 2015, the fair value of these instruments approximated their carrying value.

2. Basis of Presentation and Significant Accounting Policies (continued).

h.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that it believes market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

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

	Fair Value Measurements at Reporting Date Using
	Balances as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,267,849	$18,267,849	$—	$—

Certificates of deposit	$2,767,946	$—	$2,767,946	$—

Short-term investments	$26,537,413	$26,537,413	$—	$—

Warrants liability	$122,224	$—	$—	$122,224

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,157,601	$25,157,601	$—	$—

Certificates of deposit	$3,717,229	$—	$3,717,229	$—

Short-term investments	$26,444,150	$26,444,150	$—	$—

Warrants liability	$1,008,363	$—	$—	$1,008,363

2. Basis of Presentation and Significant Accounting Policies (continued).

i.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering under the 2010 Shelf Registration Statement. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations. As of both June 30, 2016 and December 31, 2015, 763,913 of the 2011 warrants remained outstanding.

j.	STOCK-BASED COMPENSATION. The Company recognizes expense in the statement of operations for the fair value of all stock-based payments to employees, directors, scientific advisors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

As of June 30, 2016, there were outstanding stock options to purchase 5,148,333 shares of common stock, of which stock options to purchase 2,208,328 shares of common stock were exercisable as of June 30, 2016.

For the three and six month periods ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$164,392	$73,203	$258,175	$140,144
General and administrative	192,877	290,692	557,063	538,202

Total stock-based compensation	$357,269	$363,895	$815,238	$678,346

k.	COMPREHENSIVE INCOME (LOSS). U.S. GAAP require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

l.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

2. Basis of Presentation and Significant Accounting Policies (continued).

	June 30,
	2016	2015
Options to purchase common stock	5,148,333	3,370,000
Warrants to purchase common stock	2,407,663	2,781,793
Unvested restricted stock	53,334	80,000

Potential equivalent common stock excluded	7,609,330	6,231,793

Potentially dilutive options to purchase common stock as of both June 30, 2016 and 2015 have exercise prices ranging from $0.47 to $4.64. Potentially dilutive warrants to purchase common stock as of both June 30, 2016 and 2015 have exercise prices ranging from $1.04 to $2.08 and expire in periods between May 2017 and August 2017.

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

In March, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the changes are effective for reporting periods (annual and interim) beginning after December 15, 2016. Early adoption is permitted. However, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the effect this standard will have on its financial statements.

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

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

	June 30, 2016	December 31, 2015
Risk free interest rate	0.45%	0.79%
Expected term	0.84 years	1.34 years
Expected volatility	113%	68%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the three and six month periods ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fair value, beginning of period	$275,007	$3,564,299	$1,008,363	$2,794,891
Issuance of warrants	—	—	—	—
Exercise of warrants	—	(251,305)	—	(662,175)
Change in fair value	(152,783)	(333,956)	(886,139)	846,322

Fair value, end of period	$122,224	$2,979,038	$122,224	$2,979,038

During the three and six months ended June 30, 2016 none of the 2011 warrants were exercised. During the three and six months ended June 30, 2015, 86,957 and 239,131 of the 2011 warrants were exercised, with proceeds to the Company of $113,044 and $310,870, respectively. The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4. Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
Prepaid research fees	$271,707	$915,194
Prepaid insurance	211,527	436,726
Prepaid pre-commercialization fees	47,911	90,248
Prepaid subscription fees	66,090	26,602
Prepaid rent	19,127	1,252
Other	34,615	34,716

Total prepaid expenses and other current assets	$650,977	$1,504,738

5. Property and Equipment.

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
Computer equipment	$27,915	$27,915
Furniture and equipment	169,931	102,533
Leasehold improvements	152,708	131,175

	350,554	261,623
Less: Accumulated depreciation	(92,036)	(70,074)

Total property and equipment, net	$258,518	$191,549

Depreciation expense was $8,762 and $21,960, respectively, for the three and six month periods ended June 30, 2016 and $8,975 and $17,123 for the three and six month periods ended June 30, 2015, respectively.

6. Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	June 30, 2016	December 31, 2015
Accrued preclinical and clinical trial expenses	637,891	$332,905
Accrued professional fees	42,536	330,490
Accrued compensation and benefits	764,800	894,846
Accrued license fees	105,000	52,500
Deferred rent and lease incentive	18,093	18,093
Other	29,845	17,642

Current accrued expenses and other liabilities	1,598,165	1,646,476
Deferred rent and lease incentive - non-current	188,032	176,293

Non-current accrued expenses and other liabilities	188,032	176,293

Total accrued expenses and other liabilities	$1,786,197	$1,822,769

Accrued compensation and benefits as of June 30, 2016 consists principally of accrued severance in connection with the reduction in workforce that occurred during May 2016.

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

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of June 30, 2016, the Company has paid $406,590 in connection with the license and has accrued license fees of $105,000 in the accompanying June 30, 2016 balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial for CPP-115 or August 27, 2018.

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

As part of the License Agreement, the Company agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to the Company royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS). The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of June 30, 2016, the Company had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

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

Warrant Exercises

No warrants were exercised during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company issued an aggregate of 86,957 and 804,131 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $113,044 and $1,304,070, respectively.

Nasdaq Listing

The Company’s common stock currently trades on the Nasdaq Capital Market. On June 9, 2016, the Company received a staff deficiency letter from The Nasdaq Stock Market (Nasdaq) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Nasdaq Listing Rules (the Rules) require listed securities to maintain a minimum bid price of $1.00 per share and, based on the then closing bid prices for the last 30 consecutive business days, the Company no longer met that requirement. Under the Rules, the Company has a grace period of 180 days, or until December 6, 2016, to regain compliance. If at any time within the grace period the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Stock Market will provide the Company with a written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with the Rules prior to the expiration of the grace period, the Company may request a hearing from a Nasdaq Listing Qualifications Panel, which will stay the delisting and allow the Company to present its plan to regain compliance. In addition, the Company may also be eligible for an additional 180-day grace period if at such time it meets the initial listing standards for listing on the Nasdaq Capital Market, with exception of the bid price requirement.

10. Stock Compensation.

Stock Options

During the three and six month periods ended June 30, 2016, the Company granted seven-year options to purchase an aggregate of 1,090,000 and 1,245,000 shares of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $338,506 and $777,712 respectively, during the three and six month periods ended June 30, 2016. During the three and six month periods ended June 30, 2016, respectively, 175,000 and 231,665 options vested.

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

10. Stock Compensation (continued).

No options were exercised during the three months ended June 30, 2016. During the six months ended June 30, 2016, options to purchase 50,000 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate 20,030 shares of the Company’s common stock.

No options were exercised during the three months ended June 30, 2015. During the six months ended June 30, 2015, options to purchase 829,608 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 673,583 shares of the Company’s common stock.

As of June 30, 2016, there was approximately $3,330,000 of unrecognized compensation expense related to non-vested stock option awards granted under the 2006 and 2014 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 1.92 years.

Restricted Stock Units

No restricted stock units were granted during the three and six months ended June 30, 2016 and 2015. The Company recorded stock-based compensation related to restricted stock units totaling $18,763 and $37,526, respectively, during the three and six month periods ended June 30, 2016. The Company recorded stock-based compensation related to restricted stock units totaling $18,815 and $37,424 during the three and six month periods ended June 30, 2015. As of June 30, 2016, there was approximately $103,000 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.37 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business and information about our business that we believe is important in understanding our financial condition and results of operations.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the second quarter of fiscal 2016.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including our critical accounting policies, are also summarized in the notes to our interim financial statements that are included in this report.

•	Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2016 as compared to the same periods ended June 30, 2015.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•	Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

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

The chemical entity, amifampridine (3,4-diaminopyridine or 3,4-DAP), has never been approved by the FDA for any indication. Because Firdapse® has been granted Orphan Drug designation for the treatment of LEMS and CMS by the FDA, the product is eligible to receive seven years of marketing exclusivity for either or both indications. Further, if we are the first pharmaceutical company to obtain approval for an amifampridine product, of which there can be no assurance, we will also be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication, running concurrently with the seven years of orphan marketing exclusivity described above if both exclusivities are granted.

As part of our 2012 agreement with BioMarin, we took over the sponsorship of an ongoing multi-center, randomized, placebo-controlled Phase 3 trial evaluating Firdapse® for the treatment of LEMS (designated as LMS-002). The Phase 3 trial was designed as a randomized “withdrawal” trial in which all patients were treated with Firdapse® during a 7 to 91-day run-in-period followed by treatment with either Firdapse® or placebo over a two-week randomization period. The co-primary endpoints for this trial were the comparison of changes in patients randomized to continue Firdapse® versus those who transitioned to placebo that occur in both the Quantitative Myasthenia Gravis score (QMG), which measures muscle strength, and subject global impression score (SGI), on which the subjects rate their global impression of the effects of a study treatment during the two-week randomization period. A total of 38 patients completed the run-in period and subsequent two-week randomization period, and in September 2014 we reported positive top-line results from this trial.

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

In early April 2016, we met with the FDA to obtain greater clarity regarding what will be required by the FDA to accept the Firdapse® NDA for filing. Following the receipt of the formal minutes of that meeting, on April 26, 2016, we issued a press release reporting that the FDA has stated that in addition to the results of our previously submitted multi-center, randomized, placebo-controlled Phase 3 trial, we will need to submit positive results from an additional adequate and well-controlled study in patients with LEMS. Additionally, there is a requirement for several more short-term toxicology studies that are currently in process.

On June 13, 2016, we issued a press release announcing that we had reached an agreement with the FDA on the confirmatory Phase 3 study protocol for Firdapse® for the treatment of LEMS. We subsequently held discussions with most of our key opinion leaders and are in the process of finalizing the terms of the new study. At present, we expect our confirmatory Phase 3 trial (which we have designated as LMS-003) to be conducted at two clinical trial sites, one on the east coast of the United States and one on the west coast of the United States. We also currently anticipate enrolling up to 24 subjects in this study, using a cross-over design that we believe will allow the study to be adequately powered, and that the trial will have the same co-primary endpoints as our first Phase 3 trial. Further, the FDA has agreed that we may enroll patients currently participating in our EAP as study subjects in this new study.

Based on currently available information, we expect to begin enrolling patients in the new study before the end of the year and to report top-line results from this new study during the second half of 2017. Assuming the results of this new study are successful, and our anticipated timeline for the trial is met, we expect to resubmit an NDA for Firdapse® for the treatment of LEMS in the second half of 2017. There can be no assurance as to the timing or requirements of this confirmatory study, whether this additional study will be sufficient for the FDA to accept for filing any NDA that we might resubmit in the future for Firdapse®, or whether Firdapse® will ever be approved for commercialization.

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse®. To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial at four academic centers of up to 10 subjects in the pediatric CMS population, ages 2 to 17. Based on our April 2016 discussions with the FDA, we have expanded the number of subjects to be enrolled in this trial to include both adult and pediatric subjects with CMS and to expand the number of subjects to be evaluated in the trial to an aggregate of approximately 20 subjects. We also expect to add a fifth trial site for this study. Further, we have recently submitted to the FDA for comment an amendment to our protocol and a statistical plan for this trial, and we anticipate receiving comments from the FDA on the documents submitted in the near future.

Based on currently available information, we expect to report top line results from this study in the second half of 2017 and if the results of the study are successful, we hope to add the CMS indication to our label for Firdapse® (either as part of our NDA resubmission for Firdapse® for LEMS or as a supplement to that resubmission). There can be no assurance that any trial we perform for Firdapse® for the treatment of CMS will be successful or whether any NDA that we may submit for Firdapse® for the treatment of CMS will be filed by the FDA for review and approved.

Firdapse® is also currently being evaluated as a treatment for MuSK-antibody positive myasthenia gravis. In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-antibody positive myasthenia gravis (MuSK-MG). The study is planned to include up to 20 patients and we anticipate the investigator reporting top-line results from the study in early 2017. We are providing study drug and financial support for this trial.

If this trial is successful, and subject to availability of funds, we intend to initiate a registration quality trial in the United States evaluating Firdapse® for the treatment of patients with MuSK-MG. In that regard, we recently submitted a special protocol assessment request (SPA) to the FDA on this proposed U.S. registration quality trial. There can no assurance that the FDA will grant our SPA request, the currently ongoing investigator-sponsored trial will be successful, other future clinical trials that we initiate to evaluate Firdapse® for this indication will be successful, or the FDA will, based on such successful results, approve the product for this indication.

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

Prior to the receipt of the “refusal-to-file” letter, we were actively taking steps to prepare for the commercialization of Firdapse® in the United States. In light of the determination that we will have to complete another adequate and well controlled study evaluating Firdapse® for the treatment of LEMS, we have placed most of these activities on hold in order to conserve cash. Notwithstanding, we plan to continue to work with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide awareness and outreach support for the physicians who treat these rare diseases and the patients they treat.

•	CPP-115.

We are developing CPP-115, a GABA aminotransferase inhibitor that, based on our preclinical studies to date, we believe is a more potent form of vigabatrin, and may have fewer side effects (e.g., visual field defects) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of epilepsy (initially infantile spasms) and for the treatment of other selected neurological indications such as complex partial seizures and Tourette’s Disorder. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West syndrome (a form of infantile spasms).

Subject to the availability of funding or our entering into an agreement with a partner who will fund these development activities, of which there can be no assurance, we plan to move forward and perform the required toxicology studies and dose ranging studies evaluating the safety of CPP-115 that will be required in order to make this drug Phase 2 ready. In that regard, we are in discussions with several parties who may be interested in partnering with us to develop this drug. No agreements have been reached to date and there can be no assurance that we will reach an agreement with a partner to further the development of this product.

•	CPP-109.

During September 2015, we announced the initiation of a project to develop a generic version of Sabril® (vigabatrin). Sabril® is marketed by Lundbeck Inc. in the United States for the treatment of infantile spasms and complex partial seizures. There can be no assurance that we will be successful in these efforts or that any ANDA that we submit for vigabatrin will be accepted for review or approved. Further, while there can be no assurance, we are hopeful that any ANDA submission we make for vigabatrin will be one of the first ANDAs submitted for this product.

Risks Associated with Product Development

The successful development of our current drug candidates or any other drug candidate we may acquire, develop or license in the future is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine (3,4-DAP) for the treatment of LEMS or CMS, or any other indication, before we do;

•	what additional supporting information will be required before the FDA will file an NDA submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether any NDA that we may submit for Firdapse®, if accepted for filing by the FDA, will be granted a priority review;

•	the scope and timing of the clinical studies or trials that will be required before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will expedite the review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, post-traumatic stress disorder, Tourette’s Disorder or any other indication;

•	whether we can successfully design and complete a bioequivalence study of our version of vigabatrin compared to Sabril® that is acceptable to the FDA;

•	whether any such bioequivalence study, the design of which is acceptable to the FDA, will be successful;

•	whether any abbreviated new drug application (ANDA) that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies; and

•	whether our trials and studies will be successful;

Available Capital Resources

Based on forecasts of available cash, we currently believe that we have sufficient resources to fund our operations for at least the next year. However, until we finalize the details and logistics of our required confirmatory study evaluating Firdapse® for the treatment of LEMS, it will be difficult for us to provide more details regarding our capital resources. In that regard, we have taken steps to allocate our resources and conserve cash based on our new plan. Notwithstanding, and while there can be no assurance, we continue to believe that our currently available resources will be sufficient to complete the development of Firdapse® and get us to an accepted NDA submission for Firdapse® without the need for additional financing.

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

Selling and marketing expenses.

We do not currently have any selling or marketing expenses. We had been incurring costs tied to our future sales and marketing efforts for Firdapse®. However, during the first quarter of 2016 (following the receipt of the “refusal to file” letter), we put most of these activities on hold in order to conserve cash. Pre-commercialization expenses to date have been included in general and administrative expenses.

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

Warrants Liability.

We issued warrants to purchase shares of our common stock as part of an equity financing that we completed in October 2011. In accordance with U.S. GAAP, we have recorded the fair value of these warrants as a liability in the accompanying balance sheets at June 30, 2016 and December 31, 2015 using a Black-Scholes option-pricing model. We will re-measure the fair value of this warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Income taxes.

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of June 30, 2016 and December 31, 2015, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Non-GAAP Financial Measures.

We prepare our financial statements and footnotes thereto which accompany this report in accordance with U.S. GAAP. In order to supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or in our communications with investors. Non-GAAP measures are provided as additional information and not as an alternative to our financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures that we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

The non-GAAP financial measure that we typically present excludes from the calculation of net loss, the expense (or the income), associated with the change in fair value of the liability-classified warrants.

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

Results of Operations

Revenues.

We had no revenues for the three and six month periods ended June 30, 2016 and 2015.

Research and Development Expenses.

Research and development expenses for the three and six month periods ended June 30, 2016 were $2,508,897 and $6,055,288, respectively, including stock-based compensation expense in each of the three and six month periods of $164,392 and $258,175, respectively. Research and development expenses for the three and six month periods ended June 30, 2015 were $2,577,508 and $4,927,060 respectively, including stock-based compensation expense in each of the three and six month periods of $73,203 and $140,144 respectively. Research and development expenses, in the aggregate, represented approximately 52% and 55% of total operating costs and expenses for the three and six month periods ended June 30, 2016 and 53% and 54% for the three and six month periods ended June 30, 2015, respectively. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees and consultants.

Expenses for research and development for the six months ended June 30, 2016, excluding stock based compensation, increased compared to amounts expended in the same period in 2015, due primarily to consulting fees relating to regulatory matters, activities related to the Firdapse® expanded access program, including manufacturing of related drug, and increased activities in ongoing studies and trials. We expect that costs related to research and development activities will continue to be substantial throughout the balance of 2016 and into 2017.

Selling and Marketing Expenses.

We had no selling expenses during the three and six month periods ended June 30, 2016 and 2015. We have been incurring pre-commercialization costs for Firdapse®, but in the first quarter of 2016 (following the receipt of the “refusal to file letter”), we put most of these activities on hold in order to conserve cash. These costs are principally for personnel, and their related activities. Pre-commercialization costs are included in general and administrative expenses.

General and Administrative Expenses.

General and administrative expenses for the three and six months ended June 30, 2016 were $2,305,555 and $4,996,700, respectively, including stock-based compensation expense in each of the three and six month periods ending June 30, 2016 of $192,877 and $557,063, respectively. The stock-based compensation is non-cash and relates to the expense of option awards and restricted stock units to certain employees, directors and consultants. General and administrative expenses for the three and six months ended June 30, 2015 were $2,319,822 and $4,262,185, respectively, including stock-based compensation expense in each of the three and six month periods ending June 30, 2015 of $290,692 and $538,202, respectively. General and administrative expenses represented 48% and 45% of total operating costs and expenses for the three and six months ended June 30, 2016 and 47% and 46% for the three and six months ended June 30, 2015, respectively. The increase in general and administrative expenses for the six months ended June 30, 2016 when compared to the same period in 2015 is primarily due to increases in pre-commercialization expenses, payroll and benefits expenses during the first half of 2016, including approximately $600,000 for severance costs related to the reduction in force that occurred in May 2016, partly offset by our initiatives to conserve resources. We expect general and administrative expenses to decrease during the remainder of 2016 as we continue to take steps to conserve our available resources.

Stock-Based Compensation.

Total stock-based compensation for the three and six month periods ended June 30, 2016 were $357,269 and $815,238 and for the three and six month periods ended June 30, 2015 were $363,895 and $678,346, respectively. The increase in stock-based compensation for the six month periods ended June 30, 2016 when compared to the same period in 2015, is primarily due to additional headcount.

Change in Fair Value of Warrants Liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of the portion of these warrants which remain outstanding, is recorded in the liability section of the balance sheet and was estimated at $122,224 and $1,008,363 at June 30, 2016 and December 31, 2015, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the three and six months ended June 30, 2016, we recognized gains of $152,783 and $886,139, respectively, due to the change in the fair value of the warrants liability. The gains during the three and six months ended June 30, 2016 were principally a result of the decrease of our stock price between March 31, 2016 and June 30, 2016 and between December 31, 2015 and June 30, 2016, respectively. For the three and six months ended June 30, 2015, we recognized a gain of $333,956 and a loss of $846,322, respectively, due to the change in the fair value of the warrants liability. The gain during the three months ended June 30, 2015 was principally a result of the decrease of our stock price between March 31, 2015 and June 30, 2015 and the loss during the six months ended June 30, 2015 was principally a result of the increase of our stock price between December 31, 2014 and June 30, 2015. We believe that future changes in the fair value of the warrants liability will be due primarily to fluctuations in the value of our common stock and the timing of warrant exercises.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. The increase in other income, net for the three and six months ended June 30, 2016 when compared to the same period in 2015 is due to higher average investment balances from the proceeds of our offerings. Other income, net, consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes.

We have incurred net operating losses since inception. For the three and six month periods ended June 30, 2016 and 2015, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $4,568,914 and $9,955,151, respectively, for the three and six months ended June 30, 2016 ($0.06 and $0.12, respectively, per basic and diluted share) as compared to a net loss of $4,558,503 and $9,968,762, respectively, for the three and six months ended June 30, 2015 ($0.06 and $0.13, respectively, per basic and diluted share).

Non-GAAP Net Loss.

Our non-GAAP net loss, which excludes for the three and six months ended June 30, 2016 a gain of $152,783 and a gain of $886,139, respectively, associated with the change in the fair value of liability classified warrants, was $4,721,697 and $10,841,290 for the three and six months ended June 30, 2016 ($0.06 and $0.13, respectively, per basic and diluted share). Our non-GAAP net loss, which excludes for the three and six months ended June 30, 2015 a gain of $333,956 and a loss of $846,322 associated with the change in the fair value of liability classified warrants, was $4,892,459 and $9,122,440 for the three and six months ended June 30, 2015 ($0.06 and $0.12, respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At June 30, 2016, we had cash and cash equivalents, certificates of deposit and short-term investments aggregating $48.0 million and working capital of $46.4 million. At December 31, 2015, we had cash and cash equivalents, certificates of deposit and short term investments aggregating $58.4 million and working capital of $56.5 million. At June 30, 2016, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

We have to date incurred operating losses, and we expect these losses to be substantial in the future as we continue to execute our drug development programs and prepare for the future commercialization of our drug candidates. We anticipate using current cash on hand to finance these activities. Based on currently available information, it is likely that we will not be in a position to commercialize any of our products for approximately the next two years.

Based on forecasts of available cash, we currently believe that we have sufficient resources to fund our operations for at least the next year. However, until we finalize the details and logistics of our required confirmatory study evaluating Firdapse® for the treatment of LEMS, it will be difficult for us to provide more details regarding our capital resources. In that regard, we have taken steps to allocate our resources and conserve cash based on our new plan. Notwithstanding, and while there can be no assurance, we continue to believe that our currently available resources will be sufficient to complete the development of Firdapse® and get us to an accepted NDA submission for Firdapse® without the need for additional financing.

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

Cash Flows

Net cash used in operating activities was $10,273,738 and $8,040,706, respectively, for the six month periods ended June 30, 2016 and 2015. During the six months ended June 30, 2016, net cash used in operating activities was primarily attributable to our net loss of $9,955,151, decreases of $1,086,835 in accounts payable and $36,572 in accrued expenses and other liabilities and $886,139 of non-cash change in fair value of warrants liability. This was partially offset by $853,761 decrease in prepaid expenses and other current assets and deposits and $837,198 of other non-cash expenses. During the six months ended June 30, 2015, net cash used in operating activities was primarily attributable to our net loss of $9,968,762 and a decrease in accounts payable of $497,918. This was partially offset by an increase of $692,753 in accrued expenses and other liabilities, a decrease in prepaid expenses and other current assets and deposits of $191,430, $846,322 of non-cash change in fair value of warrants liability and $695,469 of other non-cash expenses. Other non-cash expenses include depreciation and stock-based compensation expense.

Net cash provided by investing activities during the six month period ended June 30, 2016 was $767,091, consisting primarily of proceeds of certificates of deposit. Net cash used in investing activities during the six month period ended June 30, 2015 was $12,558, consisting primarily of capital expenditures.

Net cash used in financing activities during the six month period ended June 30, 2016 was $11,265, for payment of employee withholding tax related to stock based compensation. Net cash provided by financing activities during the six month period ended June 30, 2015 was $36,177,939, consisting of $34,873,869 from the net proceeds from the sale of common stock under the 2014 Shelf Registration Statement, and $1,304,070 of proceeds from the exercise of warrants to purchase common stock.

Contractual Obligations

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement. We have agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in our license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to us royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS). We have also agreed to share in the cost of certain post-marketing studies that are being conducted by BioMarin.

•	Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $406,590, had accrued liabilities of $105,000, at June 30, 2016 in the accompanying balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial of CPP-115 or August 27, 2018.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $471,000 in 2016. The agreement expires in November 2018.

•	Lease for office space. We operate our business in leased office space in Coral Gables, Florida. We currently lease approximately 5,200 square feet of office space for which we pay annual rent of approximately $200,000.

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

The successful development and commercialization of our current drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	our estimates regarding anticipated capital requirements and our need for additional financing;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine (3,4-DAP) for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), or any other indication, before we do;

•	what additional supporting information will be required before the U.S. Food and Drug Administration (FDA) will file a new drug application (NDA) submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether any NDA that we may submit for Firdapse®, if accepted for filing by the FDA, will be granted a priority review;

•	whether any additional clinical studies or trials will be required before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS;

•	whether the clinical studies or trials that are required before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS will be successful;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will expedite the review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•	whether as part of the FDA review of any NDA that we may submit for filing for Firdapse®, the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•	whether, assuming Firdapse® is approved for commercialization, we will be able to develop a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, post-traumatic stress disorder, Tourette’s Disorder or any other indication;

•	whether we can successfully design and complete a bioequivalence study of our version of vigabatrin compared to Sabril® that is acceptable to the FDA;

•	whether any such bioequivalence study, the design of which is acceptable to the FDA, will be successful;

•	whether any abbreviated new drug application (ANDA) that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	whether our trials and studies will be successful;

•	the results of our clinical studies and trials, pre-clinical studies, proof-of-concept studies, and our other development activities, and the number of such studies and trials that will be required for us to seek and obtain approval of new drug applications, or NDAs, for our drug candidates;

•	whether the third parties that assist us in our trials and studies perform as anticipated and within the budgets established for their activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	whether any of our drug candidates will ever be approved for commercialization;

•	even if one or more of our drug candidates is approved for commercialization, whether we will be able to successfully commercialize those products and achieve sustained profitability;

•	our estimates of the pricing of our drug candidates, if approved, and the size of the market for our drug candidates;

•	third-party payor reimbursement for any of our drug candidates that are commercialized;

•	what pricing we will be able to achieve with respect to our drug products and the impact of public scrutiny on the pricing of drug products generally and our products and orphan drugs in particular;

•	changes in the laws and regulations and regulatory guidance affecting our business;

•	the market adoption of any of our drug candidates approved for commercialization by physicians and patients;

•	our ability to obtain a sufficient commercial supply of our products;

•	if one or more of our products are approved for commercialization, the costs, timing or estimated completion of any post-marketing studies that we may be obligated to complete;

•	our expectations regarding licensing, acquisitions or strategic relationships;

•	whether we can successfully protect any of our drug candidates under intellectual property laws;

•	the expense of filing, and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights we may have for our drug candidates;

•	our ability to attract and retain skilled employees;

•	security breaches of our computer systems, or the computer systems of our contractors and/or vendors;

•	the impact of potential employee, vendor or consultant misconduct; and

•	changes in general economic conditions and interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risks during the three and six months ended June 30, 2016 have not materially changed from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended June 30, 2016, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Financial Statements contained in our Annual Report on Form 10-K for 2015 for information about the spring 2015 settlement of the securities class action lawsuit that was filed against us in 2013.

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2015 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: August 9, 2016

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