Form 10-K
period 2016-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2017-03-15
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

As of June 30, 2016, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting, and non-voting common equity held by non-affiliates was $54,581,032.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,972,316 shares of common stock, $0.001 par value per share, were outstanding as of March 10, 2017.

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders. The proxy statement with respect to the 2017 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016.

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

•

whether the clinical studies or trials that are required to be completed before the U.S. Food and Drug Administration (FDA) will accept a new drug application (NDA) submission for Firdapse® for the treatment of either LEMS or CMS will be successful;

•

what additional supporting information, including any additional clinical studies or trials, will be required before the FDA will accept our NDA submission for Firdapse® for the treatment of either LEMS or CMS (or any other condition or disease);

•

whether any NDA that we may submit to the FDA for Firdapse® will be accepted for filing, or whether even if any NDA that we submit for Firdapse® is accepted for filing by the FDA, whether any such NDA filing will be granted a priority review;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization;

•

whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will result in an expedited review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•

whether as part of the FDA review of any NDA that we may submit for filing for Firdapse® , the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•

whether, assuming Firdapse® is approved for commercialization, we will be able to develop or contract with a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•

whether any future trial we undertake evaluating Firdapse® for the treatment of myasthenia gravis patients with anti-MuSK antibodies will be successful and whether we can obtain the funding required for such trial;

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

•

the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

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

•	whether the third parties that assist us in our trials and studies perform as anticipated and within the budgets established for their activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	whether any of our drug candidates will ever be approved for commercialization;

•	even if one or more of our drug candidates is approved for commercialization, whether we will be able to successfully commercialize those products and achieve sustained profitability;

•	whether our estimates of the pricing of our drug candidates, if approved, and our estimates of the size of the market for our drug candidates, will turn out to be accurate;

•	the level of third-party payor reimbursement for any of our drug candidates that are commercialized;

•

what pricing we will be able to achieve with respect to our drug products and the impact of public scrutiny and potential changes in the law that affect the pricing of drug products generally, and our products and orphan drugs in particular;

•	changes in the healthcare industry occasioned by any future repeal and replacement of the Affordable Care Act, or changes in the healthcare industry generally;

•	changes in the manner in which the FDA reviews NDAs;

•

changes in the laws and regulations and regulatory guidance affecting our business, including any changes that may be made to the laws affecting orphan drugs (such as changes to the exclusivity that may be available for approved products under those laws);

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

Our current plans and objectives are based on assumptions relating to the development of our current drug candidates. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. The significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, suggest that you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare debilitating diseases. We currently have three drug candidates in development:

Firdapse®

In October 2012, we licensed the North American rights to Firdapse®, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). In August 2013, we were granted “breakthrough therapy designation” by the U.S. Food & Drug Administration (FDA) for Firdapse® for the treatment of patients with Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. In March 2015, we were granted Orphan Drug Designation for Firdapse® for the treatment of patients with Congenital Myasthenic Syndromes, or CMS, and in August 2016, we were granted Orphan Drug Designation for Firdapse® for the treatment of patients with Myasthenia Gravis (MG).

The chemical entity, amifampridine (3,4-diaminopyridine or 3,4-DAP), has never been approved by the FDA for any indication. Because Firdapse® has been granted Orphan Drug designation for the treatment of LEMS, CMS and MG by the FDA, the product is also eligible to receive seven years of marketing exclusivity for any or all of these indications. Further, if we are the first pharmaceutical company to obtain approval for an amifampridine product, of which there can be no assurance, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication, running concurrently with the seven years of orphan marketing exclusivity described above (if both exclusivities are granted).

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

During 2014, we established an expanded access program (EAP) to make Firdapse® available to patients diagnosed with LEMS, CMS, or Downbeat Nystagmus in the United States, who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients for free until sometime after new drug application (NDA) approval, should we receive such approval (of which there can be no assurance). We are informing neuromuscular physicians on the availability of the Firdapse® EAP and working with various rare disease advocacy organizations to inform patients and physicians about the program.

On December 17, 2015, we announced completion of the submission of an NDA for Firdapse® for the treatment of LEMS and CMS. However, on February 17, 2016, we announced that we had received a “refusal to file” (RTF) letter from the FDA regarding our NDA submission. In early April 2016, we met with the FDA to obtain greater clarity regarding what will be required by the FDA to accept the Firdapse® NDA for filing. Following the receipt of the formal minutes of that meeting, on April 26, 2016, we issued a press release reporting that the FDA has advised us that in addition to the results of our previously submitted multi-center, randomized, placebo-controlled Phase 3 trial, we will need to submit positive results from a second adequate and well-controlled study in patients with LEMS. Additionally, there is a requirement for several more short-term toxicology studies, which are currently in process.

In October 2016, we announced that we had reached an agreement with the FDA under a Special Protocol Assessment (SPA) for the protocol design, clinical endpoints, and statistical analysis approach to be taken in our second Phase 3 study evaluating Firdapse® (amifampridine phosphate) for the symptomatic treatment of LEMS. A SPA is a process by which sponsors ask the FDA to evaluate the protocol of a proposed clinical trial to determine whether it adequately addresses scientific and regulatory requirements for the purpose identified by the sponsor. A SPA agreement indicates FDA concurrence with the adequacy and acceptability of specific critical elements of protocol design, endpoints and analysis. Additionally, it provides a binding agreement with FDA’s review division that a pivotal trial design, conduct, and planned analysis adequately addresses the scientific and regulatory objectives in support of a regulatory submission for drug approval. However, the FDA may rescind a SPA agreement when the division director determines that a substantial scientific issue essential to determining the safety or efficacy of the product has been identified after the trial has begun.

We are conducting our second Phase 3 trial evaluating Firdapse® for the treatment of LEMS (designated as LMS-003) at sites in Miami, Florida and Los Angeles, California. This double-blind, placebo-controlled withdrawal trial will include approximately 28 subjects, and will have the same co-primary endpoints as our first Phase 3 trial evaluating Firdapse® for the treatment of LEMS. Further, the FDA is allowing us to enroll patients from our expanded access program as study subjects in this second trial. Details of the Phase 3 clinical trial are available on www.clinicaltrials.gov (NCT02970162).

We initiated this trial in December 2016, and we expect to report top-line results from this trial during the second half of 2017. Assuming the results of this trial are successful, and our anticipated timeline for the completion of this trial is met, we expect to resubmit an NDA for Firdapse® for the treatment of LEMS in the second half of 2017. There can be no assurance as to the timing or requirements of this trial, whether this trial, along with the results of our first Phase 3 trial, will be sufficient for the FDA to accept for filing any NDA that we might resubmit in the future for Firdapse®, or whether Firdapse® will ever be approved for commercialization.

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse® . To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial at four academic centers of up to 10 subjects in the pediatric CMS population, ages 2 to 17. However, after considering comments from the FDA, we determined to enroll both adult and pediatric subjects with CMS in this trial and to expand the number of subjects to be evaluated in the trial to an aggregate of approximately 20 subjects. We also added a fifth trial site for this study. Details of this trial are available on www.clinicaltrials.gov (NCT02562066).

Based on currently available information, we expect to report top-line results from this study in the second half of 2017 and if the results of the study are successful, we hope to add the CMS indication to our labeling for Firdapse® (either as a part of our NDA resubmission for Firdapse® for LEMS or as a supplement to that resubmission). There can be no assurance that any trial we perform for Firdapse® for the treatment of CMS will be successful or whether any NDA that we may submit for Firdapse® for the treatment of CMS will be filed by the FDA for review and approved.

In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with anti-MuSK antibody positive MG (MuSK-MG). MuSK-MG, an ultra-rare sub-population of myasthenia gravis (MG) patients, is a debilitating neuromuscular disease, and there are currently no FDA approved therapies for this specific form of MG. Seven patients participated in this proof-of-concept trial. We provided study drug, placebo and financial support for this study.

On March 15, 2017 we reported top-line results from this trial. Both of the co-primary efficacy endpoints of change from baseline (CFB) in total Quantitative Myasthenia Gravis (QMG) score (p=0.0003) and CFB in total Myasthenia Gravis Activities of Daily Living (MG-ADL) score (p=0.0006) were statistically and clinically significant in this trial. Several secondary efficacy measures also achieved statistical significance. Amifampridine phosphate was well tolerated in this population of patients.

We intend to discuss with the FDA conducting a registration trial in the United States evaluating Firdapse® for the treatment of patients with MuSK-MG. There can be no assurance that future clinical trials that we initiate to evaluate Firdapse® for this indication will be successful, or whether we can obtain the resources available to fund any such registration trial. Further, there can also be no assurance that the FDA will ever approve Firdapse® for this indication.

Finally, we may seek to evaluate Firdapse® for the treatment of other treatment-refractory types of MG or other rare, similar neuromuscular diseases, although we have not yet begun to develop clinical programs for these indications and all such programs are subject to the availability of funding. There can be no assurance that Firdapse® will be an effective treatment for other treatment-refractory types of MG or for any other rare, similar neuromuscular diseases.

Prior to the receipt of the RTF letter, we had been actively taking steps to prepare for the commercialization of Firdapse® in the United States. In light of the determination that we will have to complete a second adequate and well controlled study evaluating Firdapse® for the treatment of LEMS, we have placed most of these commercialization activities on hold in order to conserve cash. Notwithstanding, we are continuing to work with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide awareness and outreach support for the physicians who treat these rare diseases and the patients they treat.

CPP-115

We are developing CPP-115, a GABA aminotransferase inhibitor that, based on our preclinical studies to date, we believe is a more potent form of vigabatrin, and may have fewer side effects (e.g., visual field defects) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of refractory infantile spasms and possibly for the treatment of adult refractory patients with Tourette’s Disorder. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West syndrome (a form of infantile spasms).

We are currently refining our development plan for this product. Once the refinement of our development plans is completed, and subject to the then availability of funding, we plan to take the steps to complete the work required to make our drug candidate Phase 2 ready. We are also working with one or more potential investigators who have expressed an interest in evaluating our product for particular indications (particularly infantile spasms). We are also continuing to seek a partner to work with us in furthering the development of CPP-115, although no agreements have been entered into to date.

There can be no assurance that we will ever successfully commercialize CPP-115.

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

Capital Resources

Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations through at least the next 12 months. However, we will require additional funding to support our operations beyond that time. There can be no assurance that we will obtain additional funding or that we will ever be in a position to commercialize any of our drug candidates. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

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

•

Seek additional orphan drug indications for Firdapse®. Subject to the availability of funding, we plan to pursue the necessary clinical and non-clinical trials and studies to evaluate Firdapse® as a treatment for MuSK-MG and possibly for other neuromuscular indications.

•

Continue required clinical and pre-clinical work on CPP-115. We hope to undertake the clinical and non-clinical studies required to make CPP-115 Phase 2 ready. We hope to develop CPP-115 for the treatment of infantile spasms and possibly for the treatment of adult refractory patients with Tourette’s Disorder.

•

Generic Sabril®. We are taking the steps that we believe are necessary to develop and obtain approval of a generic version of Sabril® (vigabatrin tablets and sachets). Because of our prior experience developing our version of vigabatrin (CPP-109), we believe that we are well positioned to make this effort and, if we are successful, we hope to receive approval for one of the first generic versions of this product.

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

Firdapse®

Product overview

Firdapse® is Catalyst’s and BioMarin’s (depending on market region) registered trade name for amifampridine phosphate tablets. Amifampridine is the WHO (World Health Organization) registered INN (International Nonproprietary Name) and United States Adopted Name (USAN) for the chemical entity, 3,4-diaminopyridine, often abbreviated as 3,4-DAP. Firdapse® contains the phosphate salt of amifampridine, hence the name “amifampridine phosphate.” We will refer to our drug by its proposed trade name in the United States (Firdapse®), by the INN/USAN (amifampridine), or by the specific salt in Catalyst’s product (amifampridine phosphate), throughout this Form 10-K.

In addition to the positive results we reported from our Phase 3 trial of amifampridine phosphate described below, clinical efficacy information for the symptomatic treatment of LEMS patients with amifampridine have been derived from five published randomized, double-blind, placebo-controlled studies and one published randomized, double-blind, active-control study in patients with LEMS. The data from the randomized controlled studies generally show statistically significant improvements across a number of measures of neurological function, including Quantitative Myasthenia Gravis (QMG) score and compound muscle action potential (CMAP), which have been demonstrated to be clinically relevant in patients with LEMS. Results of these studies suggest that amifampridine is more effective for the symptomatic treatment of LEMS compared with placebo or active investigational comparator (pyridostigmine). Additionally, data from multiple published uncontrolled investigations and case reports support the long-term benefits of treatment with amifampridine in patients with LEMS. In some cases, removal of patients from drug can lead to a recurrence of underlying symptoms, but with reintroduction of amifampridine improvement of muscle function is regained. Amifampridine has been recommended as first-line symptomatic treatment for LEMS by the European Federation of Neurological Societies (now known as the European Academy of Neurology). In December 2009, amifampridine phosphate received marketing approval from the European Commission (with the trade name Firdapse®) for the symptomatic treatment of patients with LEMS.

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

Lambert-Eaton Myasthenic Syndrome

Lambert-Eaton Myasthenic Syndrome, or LEMS, is a rare autoimmune neuromuscular disorder characterized primarily by muscle weakness of the limbs. The disease is caused by an autoimmune reaction where antibodies are formed against voltage-gated calcium channels on nerve endings, which damages the channels. These calcium channels are responsible for the transport of charged calcium atoms that activate the biochemical machinery responsible for releasing acetylcholine. Acetylcholine is the neurotransmitter responsible for causing muscles to contract and the failure to release enough of this neurotransmitter results in muscle weakness in LEMS patients. Additionally, LEMS is often associated with an underlying malignancy, most commonly small-cell lung cancer (SCLC), and in some individuals, LEMS is the first symptom of such malignancy.

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

LEMS is managed by treating the symptoms or treating the underlying autoimmune attack on voltage-gated calcium channels. Unapproved treatments include steroids, azathioprine and intravenous immunoglobulin, which work by suppressing the immune system; and pyridostigmine and amifampridine, which enhance neuromuscular transmission. Plasma exchange has also been used to attempt to remove antibodies from the body. Firdapse® is a symptomatic treatment and does not alter the underlying autoimmune condition. As a voltage-gated potassium blocker, Firdapse® prevents charged potassium particles from leaving the nerve cells, which prolongs the period of depolarization. This allows more charged calcium atoms to enter the nerves, which enables the nerves to release acetylcholine and causes muscles to contract and to restore lost muscle strength in LEMS patients.

Based on currently available information, we estimate that there are approximately 3,000 LEMS patients in the United States. However, until an amifampridine product is finally approved by the FDA and awareness of the disease is increased, it is unlikely that the total number of LEMS patients in the United States can be determined with better certainty (as is typical of rare diseases), and the actual number of patients in the United States with LEMS may be higher or lower than our estimate. Some of the factors that affect the assessment of the size of the population with a rare disease such as LEMS include, without limitation, the number of patients actually diagnosed with the disease, the number of patients who were misdiagnosed with other diseases before it is determined that they have the disease, and the number of patients who have the disease whose doctors do not become aware of the availability of a treatment for the disease until after a product is approved or, even if they are aware of the product, are unwilling or unable to prescribe the product until it is approved and generally available in the commercial marketplace. In this case, we believe that some patients who have LEMS could have been misdiagnosed with another disease (such as MG) and that while there is an antibody test that positively identifies patients with LEMS, we believe that the test is not particularly well known or utilized at this time by neurologists. Further, we believe that many patients with small cell lung cancer, or SCLC, some of whom also have LEMS, are not being treated for LEMS because many of the oncology medical professionals who treat SCLC patients are generally not familiar with how to diagnose and treat LEMS. All of these factors are likely to affect the ultimate number of patients, either up or down, who are indicated and in need of treatment with an amifampridine product.

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

Congenital myasthenic syndrome(s) is rare, estimated at one-tenth that of MG, which in itself is rare. Based on currently available information, we estimate that there are between 1,000 and 1,500 CMS patients in the United States but that is subject to the same factors noted above with respect to LEMS.

Myasthenia Gravis

Myasthenia Gravis is a chronic autoimmune neuromuscular disorder that is characterized by fluctuating weakness of the voluntary muscle groups. The prevalence of MG in the United States is estimated to be about 20/100,000 population (equating to an estimate of approximately 64,000 patients in the United States). However, MG is probably under diagnosed and the prevalence may be higher. MG occurs in all races, both genders, and at any age. MG is not thought to be directly inherited nor is it contagious. It does occasionally occur in more than one member of the same family.

The voluntary muscles of the entire body are controlled by nerve impulses that arise in the brain. These nerve impulses travel down the nerves to the place where the nerves meet the muscle fibers. Nerve fibers do not actually connect with muscle fibers. There is a space between the nerve ending and muscle fiber; this space is called the neuromuscular junction. When the nerve impulse originating in the brain arrives at the nerve ending, it releases a chemical called acetylcholine. Acetylcholine travels across the space to the muscle fiber side of the neuromuscular junction where it attaches to many receptor sites. The muscle contracts when enough of the receptor sites have been activated by the acetylcholine. In MG, there can be as much as an 80% reduction in the number of these receptor sites. The reduction in the number of receptor sites is caused by an antibody that destroys or blocks the receptor site. Antibodies are proteins that play an important role in the immune system. They are normally directed at foreign proteins called antigens that attack the body. Such foreign proteins include bacteria and viruses. Antibodies help the body to protect itself from these foreign proteins. For reasons not well understood, the immune system of the person with MG makes antibodies against the receptor sites of the neuromuscular junction. Abnormal antibodies can be measured in the blood of many people with MG. The antibodies destroy the receptor sites more rapidly than the body can replace them. Muscle weakness occurs when acetylcholine cannot activate enough receptor sites at the neuromuscular junction.

Anti-MuSK antibody positive MG

About 15% of MG patients test negative for the acetylcholine receptor antibody. These patients have seronegative (SN) MG. Approximately 40-50% of these patients with SNMG (equating to an estimate of approximately 4,500 patients in the United States) test positive for the anti-MuSK antibody. MuSK is a protein that is required for the maintenance of the neuromuscular junction and patients with the anti-MuSK antibody are identified as having MuSK-MG. MuSK-MG is a clinically distinguishable, more severe form of MG. The disease is characterized by a predominance in females, a prevalent involvement of cranial and bulbar muscles, high incidence of respiratory crises and a resistance to treatment. Although many patients with MuSK-MG are presently treated with anticholinesterase inhibitors or immunosuppressants, such patients do not generally respond adequately to these treatments.

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

Under the BioMarin License Agreement, we have agreed to make the following royalty payments:

(i) royalty payments to BioMarin for seven years from the first commercial sale equal to: (a) 7% of net sales (as defined in the license agreement) in North America in any calendar year for sales up to $100 million, and (b) 10% of net sales in North America in any calendar year in excess of $100 million; and

(ii) royalty payments to a third-party licensor of the rights sublicensed to us for seven years from the first commercial sale equal to 7% of net sales (as defined in the license agreement between BioMarin and the third party licensor) in North America in any calendar year.

Under the BioMarin License Agreement, we have also agreed to make certain milestone payments to such third-party licensor and to the former stockholders of Huxley Pharmaceuticals, Inc. (Huxley) that BioMarin is obligated to make. With respect to Firdapse®, the milestones aggregate approximately $2.6 million upon acceptance of an NDA for Firdapse® by the FDA for the treatment of LEMS, and approximately $7.2 million upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS.

Firdapse® was approved by European Medicines Agency for the treatment of LEMS in December 2009, and BioMarin sells the product in the EU. BioMarin is also currently performing or has previously completed certain post-marketing studies of Firdapse® that they are required to conduct to support their continued approval of Firdapse® in the EU. We have agreed to pay one half of the costs of these studies. We have also shared the costs of a cardiac safety study and reproductive toxicity studies that have been completed and are studies that are required for approval of Firdapse® by the FDA.

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

Orphan drug designation

The FDA has granted Orphan Drug Designation for amifampridine phosphate for the treatment of LEMS, CMS and MG, making the drug eligible to be granted seven-year marketing exclusivity for these indications if we are the first pharmaceutical company to obtain approval of an NDA for a product containing amifampridine as the active moiety for the treatment of LEMS, CMS or MG.

In addition, the FDA has also granted Jacobus Pharmaceutical’s Orphan Drug Designation request for 3,4-diaminopyridine for the treatment of LEMS, which means that if Jacobus Pharmaceuticals were to be the first pharmaceutical company to obtain approval of an NDA for a product containing amifampridine as the active moiety for the treatment of LEMS, we would not be able to obtain FDA approval for that indication for seven years.

The first Phase 3 clinical trial

As part of our License Agreement with BioMarin, we took over a Phase 3 clinical trial that BioMarin had previously begun in the United States and Europe evaluating Firdapse® for the treatment of LEMS. The trial was designed as a randomized double-blind, placebo-controlled discontinuation trial in approximately 36 LEMS patients. After patients were treated with amifampridine phosphate for at least 91 days, they were randomly assigned to either continue on amifampridine phosphate or be discontinued to placebo over a 2-week period. They were then returned to open label amifampridine phosphate treatment for a two-year follow-up period.

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

•	The secondary endpoint of change in walking speed at day 14 was not statistically significant.

•	Patient tolerance of Firdapse®:

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

The results of the Phase 3 trial were first presented in October 2014 at the 139th Annual Meeting of the American Neurological Association (ANA). They have subsequently been presented at the 2014 and 2015 annual meeting of the American Association of Neuromuscular and Electrodiagnostic Medicine (AANEM) and at the 2015 meeting of the American Academy of Neurology (AAN), and published in the May 2016 edition of Muscle & Nerve.

Expanded access program

We currently operate an expanded access program (EAP) that makes Firdapse® available to all patients diagnosed with LEMS, CMS, or Downbeat Nystagmus in the United States who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients at no cost until sometime after FDA approval, should we receive such approval (of which there can be no assurance). We are currently working with various rare disease advocacy organizations to inform physicians and patients as to the availability of our EAP.

NDA submission and Refusal-to-File Letter

On July 22, 2015, we announced that we had initiated a rolling submission of an NDA for Firdapse® for the treatment of LEMS and CMS, and on December 17, 2015, we announced the completion of that submission. On February 17, 2016, we announced that we had received an RTF letter from the FDA regarding our NDA submission. The RTF letter stated that after a preliminary review, the FDA has found that our application was not sufficiently complete and requests additional supporting information. The letter did not provide comment on the acceptability of the submitted clinical data, and no judgment was made in the letter on the efficacy or safety of Firdapse®.

On April 26, 2016, we announced that we had met with the FDA to discuss the FDA’s RTF letter. During that meeting, the FDA advised us that in addition to the results of our prior Phase 3 trial, we will need to submit positive results from an additional adequate and well-controlled study in patients with LEMS.

Ongoing clinical trials

Second Phase 3 trial evaluating Firdapse® for the treatment of LEMS

As required by the FDA, we are now conducting a second Phase 3 trial evaluating Firdapse® for the treatment of LEMS (designated as LMS-003) at sites in Miami, Florida and Los Angeles, California. This double-blind, placebo-controlled withdrawal trial will include approximately 28 subjects, and will have the same co-primary endpoints as our first Phase 3 trial evaluating Firdapse® for the treatment of LEMS. Further, the FDA is allowing us to enroll patients from our EAP as study subjects in this second trial. Details of this second Phase 3 clinical trial are available on www.clinicaltrials.gov (NCT02970162).

The protocol design, clinical endpoints, and statistical analysis approach being taken in our second Phase 3 study evaluating Firdapse® (amifampridine phosphate) for the symptomatic treatment of LEMS are based on the Special Protocol Assessment (SPA) that we received from the FDA and reported on in October 2016. A SPA is a process by which sponsors ask the FDA to evaluate the protocol of a proposed clinical trial to determine whether it adequately addresses scientific and regulatory requirements for the purpose identified by the sponsor. A SPA agreement indicates concurrence with the adequacy and acceptability of specific critical elements of protocol design, endpoints and analysis. Additionally, it provides a binding agreement with FDA’s review division that a pivotal trial design, conduct, and planned analysis adequately addresses the scientific and regulatory objectives in support of a regulatory submission for drug approval. However, FDA may rescind an SPA agreement when the division director determines that a substantial scientific issue essential to determining the safety or efficacy of the product has been identified after the trial has begun.

We initiated this second Phase 3 clinical trial in December 2016, and we expect to report top-line results from this trial during the second half of 2017. Assuming the results of this trial are successful, and our anticipated timeline for the completion of this trial is met, we expect to resubmit an NDA for Firdapse® for the treatment of LEMS in the second half of 2017. There can be no assurance as to the timing or requirements of this trial, whether this trial will be successful, whether this trial, along with the results of our first Phase 3 trial, will be sufficient for the FDA to accept for filing any NDA that we might resubmit in the future for Firdapse®, or whether Firdapse® will ever be approved for commercialization.

Phase 3 clinical trial evaluating Firdapse® for the treatment of CMS

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse®. To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial at four academic centers of up to 10 subjects in the pediatric CMS population, ages 2 to 17. However, after considering comments from the FDA, we determined to enroll both adult and pediatric subjects with CMS in this trial and to expand the number of subjects to be evaluated in the trial to an aggregate of approximately 20 subjects. We also added a fifth trial site for this study. Details of this trial are available on www.clinicaltrials.gov (NCT02562066).

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

Clinical trial evaluating Firdapse® for the treatment of MuSK-MG

In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-MG. MuSK-MG, an ultra-rare sub-population of MG patients, is a debilitating neuromuscular disease, and there are currently no FDA approved therapies for this specific form of MG. Seven patients participated in this proof-of-concept trial. We provided study drug, placebo and financial support for this study.

On March 15, 2017 we reported top-line results from this trial. Both of the co-primary efficacy endpoints of change from baseline (CFB) in total Quantitative Myasthenia Gravis (QMG) score (p=0.0003) and CFB in total Myasthenia Gravis Activities of Daily Living (MG-ADL) score (p=0.0006) were statistically and clinically significant in this trial. Several secondary efficacy measures also achieved statistical significance. Amifampridine phosphate was well tolerated in this population of patients.

We intend to discuss with the FDA conducting a registration trial in the United States evaluating Firdapse® for the treatment of patients with MuSK-MG. There can be no assurance that future clinical trials that we initiate to evaluate Firdapse® for this indication will be successful, or whether we can obtain the resources available to fund any such registration trial. Further, there can also be no assurance that the FDA will ever approve Firdapse® for this indication.

Pre-commercialization efforts

Prior to the receipt of the RTF letter, we had been actively taking steps to prepare for the commercialization of Firdapse® in the United States, including the hiring of a Chief Commercial Officer. However, due to the receipt of an RTF letter, the need to complete a second Phase 3 trial evaluating Firdapse® for the treatment of LEMS, and the need to conserve cash, we underwent a reduction-in-force in May 2016 and terminated most of our commercial staff. As our second Phase 3 trial evaluating Firdapse® for the treatment of LEMS continues and approaches completion, we intend to renew our planning of our pre-commercialization efforts.

Notwithstanding, we are continuing to work with several rare disease advocacy organizations to help increase awareness of LEMS, CMS, and our EAP and to provide awareness and outreach support for the physicians who treat these rare diseases and the patients they treat.

Future pricing of and access to Firdapse®

We have not yet established our pricing for Firdapse®. However, the independent market research that we have conducted to date indicates that we should be able to obtain typical orphan disease pricing for our product and that our product will likely be widely reimbursed by private and public payors for the indicated small populations of LEMS and CMS. There can be no assurance, however, as to the pricing of our product that we may be able to obtain or as to whether payors will agree to cover our product.

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has been a topic of concern in the U.S. Congress, where hearings have been held on the topic, and a topic of statements recently made by the President of the United States. There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.

While our proposed pricing for Firdapse® has not been established, we recognize the importance of access to our medicines and, if Firdapse® is approved by the FDA, we expect to work with insurers to gain broad patient access in the U.S. market for the small patient populations of LEMS and CMS. We also expect to introduce and support comprehensive patient assistance programs and charitable access programs to assist eligible patients who on their own could not afford their medication.

There is a vocal group of neuromuscular physicians who have raised public concerns in a letter to the editor of a medical journal and some LEMS patients and neuromuscular physicians who have raised public concerns in interviews quoted in articles published in the press that LEMS patients may not be able to get amifampridine treatment. Their overarching concern appears to be that our product would be priced too high as an orphan drug if we were the first pharmaceutical company to receive an FDA approval for an amifampridine product, thereby giving us the seven-year orphan drug exclusivity and the five-year new chemical entity exclusivity for our product. Stories about their concerns have been published in several national publications and some in the press have sought to tie their expectations about the anticipated pricing of Firdapse® to stories about perceived abusive price increases of drug products by other pharmaceutical companies. This vocal group has also questioned the appropriateness of the provisions of the Orphan Drug Act that would grant us exclusivity if our product were to be the first amifampridine product approved by the FDA and whether this exclusivity should be eliminated from the law. We have directly responded to their concerns in a letter to the editor in this same medical publication. However, there can be no assurance as to the ultimate impact of these activities on us or our products.

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

Intellectual property protections for Firdapse®

Under the BioMarin License Agreement, we licensed two pending patents and certain trademarks for Firdapse®. One of the licensed patents is a pending composition of matter patent that, if issued, will protect Firdapse® until February 2027, which includes five years of patent term extension that is expected under the Patent Term Restoration Act. This application was initially rejected following an appeal to the Patent Trial and Appeal Board. The application was refiled with new claims. The new claims were the subject of an office action in which the claims were rejected. A response to the rejection was filed and a final rejection was issued. The application was refiled and is undergoing substantive examination. There can be no assurance that this patent will be issued. The second patent claims methods of administering Firdapse®. Substantive examination has begun on this patent application and a response is in progress. We may also pursue other patents in order to seek to protect the exclusivity of the drug, dosage forms and methods of administration.

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

In January 2014, the FDA provisionally approved Firdapse® as a proprietary name for amifampridine phosphate tablets. This provisional approval by the FDA would not prevent the agency from rejecting the name Firdapse® at a later date as part of the NDA review and approval process.

CPP-115

Current status of our development efforts for CPP-115

We are developing CPP-115, a GABA aminotransferase inhibitor that, based on our preclinical studies to date, we believe is a more potent form of vigabatrin, and may have fewer side effects (e.g., visual field defects) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of refractory infantile spasms and possibly for the treatment of adult refractory patients with Tourette’s Disorder. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West syndrome (a form of infantile spasms).

We are currently refining our development plan for this product. Once the refinement of our development plans are completed, and subject to the then availability of funding, we plan to take the steps to complete the work required to make our drug candidate Phase 2 ready. We are also working with one or more potential investigators who have expressed an interest in evaluating our product for particular indications (particularly infantile spasms). We are also continuing to seek a partner to work with us in furthering the development of CPP-115, although no agreements have been entered into to date.

There can be no assurance that we will ever successfully commercialize CPP-115.

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

The development efforts of CPP-115 were led by Dr. Richard B. Silverman, the Patrick G. Ryan/Aon Professor of Chemistry at Northwestern University (Northwestern). Dr. Silverman, who holds 75 patents, is the inventor of pregabalin, also known as Lyrica®, which is marketed by Pfizer. His goal in inventing the compound that became CPP-115 was to mimic the mechanism of action of vigabatrin, while making it both more potent and specific.

CPP-115 works by the same mechanism of action as vigabatrin; that is, the inhibition of GABA aminotransferase, which leads to increased brain GABA levels that reduce epileptogenesis. Due to these similarities, we believe that these two drugs will likely share certain biochemical features related to absorption, metabolism, and elimination, and our pre-clinical studies of CPP-115 to date support our expectations. However, based upon our pre-clinical studies of CPP-115 to date, we expect that there will be a significant reduction, and possibly elimination, of visual field defects (VFDs) from the use of CPP-115 compared to vigabatrin. However, there can be no assurance that this will ultimately prove to be the case.

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

Epilepsy and Infantile Spasms

Epilepsy is a brain disorder in which clusters of nerve cells, or neurons, in the brain sometimes signal abnormally. In epilepsy, the normal pattern of neuronal activity becomes disturbed, causing strange sensations, emotions, and behavior or sometimes convulsions, muscle spasms, and loss of consciousness.

Epilepsy is a disorder with many possible causes. Anything that disturbs the normal pattern of neuron activity—from illness to brain damage to abnormal brain development—can lead to seizures. Epilepsy may develop because of an abnormality in brain wiring, an imbalance of nerve signaling chemicals called neurotransmitters, imbalance of sensitivity to neurotransmitters, or some combination of these factors. We intend to focus our development efforts for CPP-115 on its use as a treatment for refractory infantile spasms.

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

Anti-epileptic drugs work through a variety of mechanisms, including inhibition of sodium ion channels and the enhancement of GABA mechanisms. Although the different types of epilepsy vary greatly, in general, available medications can only control seizures in about two-thirds of patients. CPP-115, like vigabatrin, is a GABA-AT inhibitor, and we are developing it initially for refractory infantile spasms. Based on the historic use of vigabatrin in treating epilepsy, we believe that CPP-115 may ultimately work best as an adjunct therapy to existing drugs.

Vigabatrin has been marketed for decades in over 30 countries by Lundbeck and Sanofi-Aventis and their predecessors and licensees under the brand names Sabril®, Sabrilex® and Sabrilan® (hereinafter referred to as “Sabril®”) as an adjunct (add-on) treatment for adult epilepsy and as a primary treatment for the management of infantile spasms. The composition of matter patents for Sabril® in the U.S. expired many years ago. On August 21, 2009, the FDA approved two NDAs for Sabril® for the treatment of infantile spasms and as an adjunctive therapy for adult patients with refractory complex partial seizures who have failed treatments with several other anti-epileptic drugs. The NDAs are for different formulations of Sabril® and both NDAs are held by Lundbeck. Due to the risks of visual field damage associated with vigabatrin, Sabril® was approved under an FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) program and is only available through a special restricted distribution program approved by the FDA. In 2016, the FDA authorized changes to the REMS program for Sabril® to make it less onerous and to make it easier for patients to obtain their medication.

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

Our previous clinical and non-clinical studies of CPP-115

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

While the primary objective of this study was to obtain safety and tolerance data for CPP-115 administered over 14 days, brain GABA levels were measured as a surrogate marker of potential efficacy, since CPP-115 is a second-generation GABA aminotransferase inhibitor. Specifically, this study examined GABA levels in both the POC (Parietal-Occipital Cortex), a grey matter rich region thought to be associated with epilepsy, and which was previously studied for vigabatrin, and the SMA (Supplementary Motor Area), which is thought to be associated with Tourette’s Disorder. The maximum brain GABA increases, in both brain regions, ranged from about 150% to over 200% of baseline levels, as measured by magnetic resonance spectroscopy (MRS).

Previous clinical and pre-clinical studies of CPP-115 undertaken by others

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

In September 2016, the Journal of Epilepsy & Behavior Case Reports published a case report of a child treated with CPP-115 in an investigator-sponsored, investigational new drug protocol. Based on treatment with CPP-115, this particular child experienced a significant reduction of seizures, with no evidence of retinal dysfunction. According to the case report, prior to treatment with CPP-115, the patient had failed ten drugs and the ketogenic diet, and had approximately 100 seizures per day. One year after starting CPP-115 and coming off of clobazam and vigabatrin, the patient’s reported seizures have seen a marked reduction in frequency and his cognition and behavior have improved.

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

Under our license agreement with Northwestern, we will be responsible for continued research and development of any resulting drug candidates. We have the right to terminate the agreement in whole or in part after August 27, 2012, upon written notice. As of December 31, 2016, we have paid Northwestern upfront payments, milestone fees and maintenance and patent fees aggregating $411,950 and we are obligated to pay certain additional fees and milestone payments in future years relating to our clinical development activities under this license or payable upon passage of time (the next milestone payment, in the amount of $300,000) is due on the earlier of completion of the first Phase 3 clinical trial of CPP-115 or August 27, 2018). We are also obligated to pay Northwestern royalties on any products resulting from the license agreement. We also have the right to enter into sub-license agreements, and if we do, a royalty on any sub-license fees will be payable to Northwestern.

Patent protection for CPP-115

In addition to the exclusively licensed U.S. Patent 6,794,413, in March 2015, the U.S. Patent & Trademark Office (US PTO) issued patent 8,969,413 for the method of use patent for CPP-115 for neurological and psychological uses. This patent will expire in 2032, subject to potential extensions allowed under the Patent Term Restoration Act. A continuation application was filed to capture additional methods of using CPP-115 for neurological and psychological conditions. This continuation application is undergoing substantive examination. Patents for the same coverage remain pending in the European Patent Office, Japan and Canada. There can be no assurance that the claims of this patent will be allowed, or if allowed, that such claims will provide adequate patent protection for CPP-115.

CPP-109

Generic Sabril®

In September 2015, we announced the launch of a program to develop CPP-109 as a generic version of Sabril®, which is marketed in the United States by Lundbeck. Lundbeck’s exclusivity for Sabril® expires on April 26, 2017. Because of our prior experience developing our version of vigabatrin (CPP-109), we believe we are well positioned to develop and seek approval for a generic version of Sabril®. We are also hopeful that if we are successful in obtaining approval to commercialize this product, that our product will be one of the first generic versions approved for this product.

As part of our development of this product, we have obtained the reference listed drug and the active pharmaceutical ingredient, entered into an exclusive supply agreement for the vigabatrin active pharmaceutical ingredient with a manufacturer that has filed a DMF, validated the manufacturing process, and prepared a number of batches of vigabatrin for us on a commercial scale in the past, developed and validated quality control and stability test methods, and collected stability data showing that CPP-109 has an acceptable shelf life in two container closure systems. We are also taking the steps that will be required for us to submit one or more ANDAs for this generic product.

There can be no assurance that we will be successful in these efforts or that any ANDA that we may submit in the future for vigabatrin will be accepted for review or approved. There can also be no assurance that any bioequivalence studies that we design for this product will be acceptable to the FDA, and even if a study design is deemed acceptable, whether any such studies will be successful. Finally, any approved generic version of vigabatrin that we are approved to commercialize will, consistent with Sabril®, only be available subject to an FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) program.

CPP-109 and CPP-115 for the treatment of Tourette’s Disorder and related license agreement

We, as a co-inventor with scientists at New York University (NYU) and the Feinstein Institute for Medical Research, have filed patent applications in the United States, European and Canadian Patent Offices for the use of GABA aminotransferase inhibitors, including CPP-109 and CPP-115, in the treatment of Tourette’s Disorder. We also have entered into a license agreement with NYU and the Feinstein Institute granting us worldwide rights with respect to such patent.

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

During June 2015, we announced the top-line results of an academic investigator proof-of-concept study evaluating the use of CPP-109 for the treatment of Tourette’s Disorder. The 8-week, four subject open label study was designed as an open label trial to evaluate the potential effect of GABA-AT inhibition as a mechanism for reducing tics in patients with treatment-refractory Tourette’s Disorder. The most common side-effects were daytime tiredness, and one subject experienced an increase in moodiness and obsessive-compulsive symptoms. Vigabatrin was used as a “research surrogate” in this study to demonstrate the utility of GABA-AT blockade, with the expectation that upon successfully demonstrating the utility of this mechanism, further development activities would focus on the potentially safer, more potent GABA-AT inhibitor, CPP-115.

We believe that the top-line results from this study suggest an encouraging signal of activity in adult treatment-refractory patients with Tourette’s Disorder. Further, we believe that CPP-109’s mechanism of action validates the potential for CPP-115 to be a candidate for the treatment of Tourette’s Disorder. However, there can be no assurance that CPP-115 will be effective for the treatment of adult refractory patients with Tourette’s Disorder or will ever be approved for this indication.

In February 2016, the US PTO issued U.S. Patent 9,254,274 for a method of treating Tourette’s Disorder using the entire class of GABA-aminotransferase inactivators, including CPP-115 and vigabatrin (marketed in the U.S. by Lundbeck as Sabril®). This patent is expected to expire no earlier than its twenty-year term in January 2033. The expiration of this patent could also be extended by up to 5 years under the patent term restoration act, depending on the review and approval of a new drug application for a new chemical entity claimed in this patent and upon the indication approved for that drug. A continuation in part application including new data was filed prior to the patent issuance.    This application is undergoing substantive examination.

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

Manufacturing and Supply

We have no plans to build or acquire the manufacturing capability needed to manufacture any of our research materials or commercial products. We expect that our drug products and drug substances will be prepared by contractors with suitable capabilities for these tasks and that we will enter into appropriate supply agreements with these contractors at appropriate times in the development and commercialization of our products. Because we will use contractors to manufacture and supply our products, we will be reliant on such contractors. Further, the contractors selected would have to be inspected by the FDA and found to be in substantial compliance with federal regulations in order for a drug application for one of our drug candidates to be approved, and there can be no assurance that the contractors we select would pass such an inspection.

Firdapse®

We have entered into agreements with a supplier of the active pharmaceutical ingredient (API) contained in Firdapse® for future requirements and we have contracted with third-party contract manufacturers who will manufacture Firdapse® tablets for us assuming Firdapse® is approved for commercialization.

Any NDA that we submit for Firdapse® must include a manufacturing plan. If the manufacturing plan and data are insufficient, any NDA we submit will not be approved. Before an NDA can be approved, our manufacturers must also demonstrate compliance with FDA’s current Good Manufacturing Practices (cGMPs) regulations and policies. Further, even if we receive approval of an NDA for Firdapse®, if our manufacturers do not follow cGMPs in the manufacture of our products, it may delay product launches or shipments and adversely affect our business.

Since we contract with third parties to manufacture our products, if the FDA approves an NDA for Firdapse®, our contract manufacturers will be required to comply with all applicable environmental laws and regulations that affect the manufacturing process. As a result, we do not believe that we will have any significant direct exposure to environmental issues.

CPP-115

We have entered into a contract to manufacture the API sufficient to meet the needs of our ongoing and planned pre-clinical and clinical studies of CPP-115. While we believe that we have ordered and obtained sufficient API for our planned upcoming studies, there can be no assurance of this.

CPP-109

In preparation for the potential future marketing of CPP-109 as a generic version of Sabril®, we have entered into supply agreements for the API of CPP-109. Additionally, our contract manufacturer of CPP-109 tablets previously developed a manufacturing process for vigabatrin tablets and prepared several commercial scale batches. Our current contract manufacturer also has, based on their experience with CPP-109 tablets, the necessary experience and capability to produce generic vigabatrin for oral solution product. Additionally, Catalyst has entered in to an agreement to package vigabatrin for oral solution. Finally, while we have not entered into a contract for commercial production of this product, we believe that our current contract manufacturer and packagers have the capability to produce the product for us for commercial distribution.

Sales and Marketing

We have not yet obtained regulatory approval for any of our drug candidates.

Until the receipt of an RTF letter regarding our NDA for Firdapse® for the treatment of LEMS, we had begun to hire a sales staff, including a Chief Commercial Officer. However, following the receipt of the RTF letter we put most of these activities on hold in order to conserve funds, and underwent a reduction-in-force in May 2016 in which we terminated most of our commercial staff.

As our second Phase 3 trial for Firdapse® continues and we get closer to acceptance of an NDA for this product, we intend to begin again to focus on our commercialization efforts. In that regard, we may restart our efforts to hire our own sales force or we may investigate alternate arrangements (such as retention of an outside sales force).

In the future, we may also consider entering into arrangements with other pharmaceutical or biotechnology companies for the marketing and sale of Firdapse® in Canada or Mexico, where we have also licensed the product.

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

Another pharmaceutical company, Jacobus Pharmaceutical, has completed a clinical trial studying the safety and efficacy of its own formulation of amifampridine for the treatment of LEMS. Jacobus Pharmaceutical is a privately held company and there is little public information available about their development plans. While there can be no assurance, we believe that Firdapse® is further along in development than this other company’s version of amifampridine. Under the Orphan Drug Act of 1983, the first pharmaceutical product to get approval for an indication receives the orphan exclusivity under the statute. If this other pharmaceutical company is able to receive approval of an NDA for its formulation of amifampridine for the treatment of LEMS before we are able to receive approval of Firdapse® for the same indication, we would be barred from marketing Firdapse® in the United States during the seven-year orphan exclusivity period, which would have a severe adverse effect on our results of operations. In addition, if this other company were to receive five-year new chemical entity exclusivity for amifampridine for any indication prior to approval of Firdapse®, and FDA determined that our NDA was a 505(b)(2) NDA, we would be barred from marketing Firdapse® in the United States during this five-year exclusivity period for any indication. Further, we are aware that Jacobus Pharmaceutical has been making its 3,4-DAP product available to LEMS patients under compassionate use Investigational New Drug applications (INDs) for a number of years and, based on current information, we believe that approximately 200 LEMS patients may be receiving the drug under their program. If we are the first to obtain an approval for this product and its associated exclusivity and patent protection, we may not be able to stop Jacobus Pharmaceutical from continuing to supply its existing patients under compassionate use INDs.

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

Generic Sabril®

Sabril® is marketed by Lundbeck in the United States for infantile spasms and for refractory complex partial seizures. Lundbeck’s sales of Sabril® (tablets and sachets) were approximately $142 million in 2015 and $193 million in 2016. No generic version of Sabril® has been approved to date in the United States.

Factors affecting competition generally

In general, our ability to compete will depend in large part upon:

•	our ability to complete clinical development and obtain regulatory approvals for our drug candidates;

•	the demonstrated efficacy, safety and reliability of our drug candidates;

•	the timing and scope of regulatory approvals;

•	product acceptance by physicians and other health care providers;

•	protection of our proprietary rights and the level of generic competition;

•	the speed at which we develop drug candidates;

•	our ability to supply commercial quantities of a product to the market;

•	our ability to obtain reimbursement from private and/or public insurance entities for product use in approved indications;

•	our ability to recruit and retain skilled employees; and

•	the availability of capital resources to fund development and commercialization activities, including the availability of funding from the federal government.

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

Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the law or the initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

United States review and approval process

FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2017 this fee was $2,038,100), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to annual product and establishment user fees, which for FDA fiscal year 2017 were $97,750 per product and $512,200 per establishment. Application, product, and establishment fees typically increase annually although they decreased slightly from fiscal year 2016 to fiscal year 2017. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

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

Special Protocol Assessments

An SPA is a process in which sponsors may request to meet with the FDA to reach agreement on the design and size of certain clinical trials, clinical studies, or animal trials to determine if they adequately address scientific and regulatory requirements. As part of this process, sponsors submit specific questions about protocol design and scientific and regulatory requirements. After the FDA completes the review of an SPA request, the FDA may issue a SPA Letter, including an assessment of the protocol, agreement or non-agreement with the proposed protocol, and answers to the sponsor’s relevant questions.

An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints, and planned analyses). These elements are critical to ensuring that the trial conducted under the protocol has the potential to support a future submitted application’s ability to meet regulatory requirements for approval. Feedback on these issues provides the greatest benefit to sponsors in planning late-phase development strategy. However, an SPA agreement does not indicate FDA concurrence on every protocol detail. Further, the FDA may rescind a SPA if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the trial began. Thus, a SPA is not binding on the FDA if, for example, the Agency identifies a safety concern related to the product or its pharmacological class, if the FDA or the scientific community recognizes a paradigm shift in disease diagnosis or management, if the relevant data or assumptions provided by the sponsor in the SPA submission are found to be false or misstated, or if the sponsor fails to follow the protocol that was agreed upon with the FDA. The FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial.

Because an SPA provides for the evaluation of protocols for trials that have not been initiated, the conduct and results of the subsequent trial are not part of the evaluation. Therefore, the existence of an SPA agreement does not guarantee that the FDA will accept an NDA, or that the trial results will be adequate to support approval. Those issues are addressed during the review of a submitted application; however, it is hoped that trial quality will be improved by the SPA process.

Post-approval requirements and consideration

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. As a condition of NDA approval, the FDA may also require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for the healthcare professionals, and other Elements To Assure Safe Use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2017, the fees are $70,480 per ANDA application, $35,240 per ANDA prior approval supplement, and facility fees of $258,646 per domestic final dosage form facility, $273,646 per foreign final dosage form facility, $44,234 per domestic active pharmaceutical ingredient facility, and $59,234 per foreign active pharmaceutical ingredient facility. These user fees typically increase each fiscal year.

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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). In fact, there are currently efforts in Congress to repeal the Affordable Care Act and replace it with another law and President Trump has stated that he supports repeal of all or portions of the Affordable Care Act. As a result, there is great uncertainty as to what changes will be made to U.S. healthcare laws and there can be no assurance how changes to those laws may affect our business.

We anticipate that in the US, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:

•	controls on government-funded reimbursement for drugs;

•	controls on healthcare providers;

•	controls on pricing of pharmaceutical products;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	reform of drug importation laws;

•	entering into contractual agreements with payors; and

•	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

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

Further, the pricing of pharmaceutical products generally, and particularly the pricing of orphan drugs, has recently received scrutiny from the press, from members of Congress in both parties, and from President Trump. Some members of the medical community have also weighed in the press on the potential pricing of orphan drugs generally and our product specifically. The impact of this scrutiny on us and on the pricing of orphan drugs and other pharmaceutical products generally cannot be determined with any certainty at this time.

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

The orphan drug exclusivity contained in the ODA has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. There can be no assurance that the exclusivity granted in ODA to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products, if approved.

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the five-year and three-year non-patent and seven-year orphan exclusivities. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied. If the FDA determines that information relating to the use of the new drug in the pediatric population may produce health benefits in the population, the clinical study is deemed to fairly respond to the FDA’s request and the reports of FDA-requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application relying on the NDA sponsor’s data.

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

Disclosure of clinical trial information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the clinical trial. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

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

The Centers for Medicare & Medicaid Services (CMS) has issued a final rule that requires manufacturers of approved prescription drugs to begin collecting and reporting information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information in 2013, with the first reports filed in 2014. The information reported each year is made publicly available on a searchable website. Failure to submit required information may result in civil monetary penalties.

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

Our Employees

As of March 15, 2017 we had 18 employees. We also utilize the services of consultants, including several members of our Scientific Advisory Board. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

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

•

Robert D. Fechtner, MD, is Professor and Chair of Ophthalmology at SUNY Upstate Medical University, Syracuse, New York. Dr. Fechtner received his Bachelor of Science degree in biomedical science and his medical degree from the University of Michigan. He completed his residency at Albert Einstein College of Medicine in New York. A fellowship in glaucoma followed at the University of California, San Diego, under a National Research Service Award from the National Institutes of Health. Dr. Fechtner is the Executive Vice President of the World Glaucoma Association and has published more than 100 scientific articles and book chapters.

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

•

Richard B. Silverman, Ph.D. is the Patrick G. Ryan/Aon Professor in the Department of Chemistry at Northwestern University. He is the inventor of Pfizer’s $4.5 billion/year Lyrica® (pregabalin), marketed worldwide for the treatment of epilepsy, neuropathic pain, fibromyalgia, pain from spinal cord injury, and (in Europe) for generalized anxiety disorder. He has received numerous awards, most recently American Chemical Society Creative Invention Award (2017), Fellow of the National Academy

of Inventors (2014), Fellow of the American Academy of Arts & Sciences (2014), iCON Innovator Award of the iBIO Institute (2014), Northwestern University Trustee Medal for Faculty Innovation and Entrepreneurship (2014), Medicinal Chemistry Prize of the Israel Chemistry Society (2014), Fellow of the Royal Society of Chemistry (UK, 2013), Centenary Prize of the Royal Society of Chemistry (2013), Bristol-Myers Squibb-Edward E. Smissman Award of the American Chemical Society (2013), Sato Memorial International Award of the Pharmaceutical Society of Japan (2012), Fellow of the American Chemical Society (2011), E.B. Hershberg Award for Important Discoveries in Medicinally Active Substances from the American Chemical Society (2011), Perkin Medal from the Society of Chemical Industry (2009), Medicinal Chemistry Hall of Fame of the American Chemical Society (2009). Dr. Silverman holds 75 patents, has published over 350 peer-reviewed articles and has written five books over his almost 41-year career in academia.

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

We have had no revenues from product sales to date, currently have no products available for commercial sale, and have never had any products available for commercial sale. We expect to incur losses at least until we are in a position to commercialize Firdapse®, which may never occur. Our net loss was $18.1 million and $20.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. We may never obtain approval of an NDA for any of our drug candidates and we may never achieve profitability.

Our business will require additional capital.

Our business will require additional capital to meet our product development objectives. Based on currently available information, we estimate that we have sufficient working capital to support our operations through at least the next 12 months. The expectations described above are based on current information available to us. If the cost of our ongoing activities are greater than we expect, our assumptions may not prove to be accurate. There can be no assurance as to the exact amount of the funding we will require or as to whether any such required funding will be available to us when it is required.

We plan to raise additional funds in the future through public or private equity offerings, debt financings, corporate collaborations, or other means. We may also seek governmental grants to support our clinical and pre-clinical trials. However, there is no assurance that any such grants will be made available, and, if available, that we will qualify to receive any such grants. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations.

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

If we are not the first to obtain approval for Firdapse® for the treatment of LEMS, we may not be able to bring it to market in the United States.

Another pharmaceutical company, Jacobus Pharmaceutical, has completed its own clinical trial studying their own formulation of amifampridine (3,4-DAP) for the treatment of LEMS. Jacobus Pharmaceutical is a privately held company and there is little public information available about their development plans. While there can be no assurance, we believe that Firdapse® is further along in development and as a result we expect that we will be in a position to obtain the first approval of an NDA for 3,4-DAP. Under the Orphan Drug Act of 1983, the first pharmaceutical product to obtain approval for an indication receives the orphan exclusivity under the statute. If Jacobus Pharmaceutical receives approval of an NDA for its formulation of amifampridine for the treatment of LEMS before we are able to receive approval of Firdapse® for the same indication, we would be barred from marketing Firdapse® in the United States during the seven-year orphan exclusivity period, which would have a severe adverse effect on our results of operations. In addition, if Jacobus Pharmaceutical were to receive five-year new chemical entity exclusivity for amifampridine for any indication prior to approval of Firdapse®, we would be barred from marketing Firdapse® in the United States during this five-year exclusivity period.

The development of CPP-115 is at an early stage.

Our development of CPP-115 is at an early stage, and it is going to be several years before we are in a position to submit an NDA for CPP-115, assuming our future clinical trials of this product are successful. At the present time, there can be no assurance that we will ever submit an NDA for CPP-115 or successfully commercialize CPP-115.

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

For example, amifampridine, the active ingredient in Firdapse®, despite not being FDA approved, has been available from compounding pharmacies and from Jacobus Pharmaceutical under compassionate use INDs for many years. Amifampridine from these sources can be expected to be substantially less expensive than Firdapse®. The FDA Pharmacy Compounding Advisory Committee, however, has previously issued a list of drugs which cannot be compounded, and amifampridine was included on that list. In addition, drugs that are not approved by FDA for the treatment of LEMS, such as a related aminopyridine drug, dalfampridine (Ampyra®), may nonetheless be prescribed by physicians for the treatment of LEMS.

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

Risks Related to the Development of Our Drug Candidates

Our drug development efforts may fail.

Development of our pharmaceutical drug candidates is subject to risks of failure. For example:

•	our drug candidates may be found to be ineffective or unsafe, or fail to receive necessary regulatory approvals;

•	our drug candidates may not be economical to market or take substantially longer to obtain necessary regulatory approvals than anticipated; or

•	competitors may develop and market equivalent or superior products, including next generation products that act with the same mechanism of action as our drug candidates.

As a result, our drug development activities may not result in any safe, effective and commercially viable products, and we may not be able to commercialize our products successfully. For example, for several years, we evaluated CPP-109 (our formulation of vigabatrin) for the treatment of cocaine addiction.

However, CPP-109 failed to meet the primary and two key secondary endpoints in a Phase 2b trial for cocaine addiction, and we are no longer pursuing the evaluation of CPP-109 for addiction. Further, our lead compound, Firdapse®, is for very rare conditions for which there is no FDA-approved treatment. As such, the clinical development plan we pursued after consulting with FDA including the clinical endpoints, protocol design, and statistical analysis plan, may not allow the FDA to ultimately conclude that our Phase 3 trial of Firdapse® is adequate to establish the clinical benefit of the drug.

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

•

conditions may be imposed upon us by the FDA regarding the scope or design of our clinical trials, or we may be required to resubmit our clinical trial protocols to IRBs for review due to changes in the regulatory environment;

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

We do not currently have the ability to independently conduct pre-clinical studies or clinical studies and trials for our drug candidates, and we typically rely on third parties such as third-party contract research and governmental organizations, medical institutions and clinical investigators (including academic clinical investigators), to conduct studies and trials of our drug candidates.

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

Although we also rely on third parties to manage the data from our studies and trials, we are responsible for confirming that each of our studies and trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies will require us to comply with applicable regulations and standards, including Good Laboratory Practice (GLP) and Good Clinical Practice (GCP), for conducting, recording and reporting the results of such studies and trials to assure that the data and the results are credible and accurate and that the human study and trial participants are adequately protected. Our reliance on third-parties does not relieve us of these obligations and requirements, and we may fail to obtain regulatory approval for our drug candidates if these requirements are not met.

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

We have no in-house manufacturing capacity and, to the extent we are successful in completing the development of our drug candidates, we will be obligated to rely on contract manufacturers. We cannot be sure that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with third party manufacturers. Moreover, if any manufacturer should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. Manufacturers, and in certain situations their suppliers, are required to comply with current NDA commitments and current good manufacturing practices (cGMP) requirements enforced by the FDA, and similar requirements of other countries. The failure by a manufacturer to comply with these requirements could affect its ability to provide us with product. Although we intend to rely on third-party contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP. In addition, if, during a preapproval inspection or other inspection of our third-party manufacturers’ facility or facilities, FDA determines that the facility is not in compliance with cGMP, any of our marketing applications that lists such facility as a manufacturer may not be approved or approval may be delayed until the facility comes into compliance with cGMP and completes a successful re-inspection by FDA.

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

If we are successful in obtaining approval to commercialize Firdapse® or any of our other drug candidates, we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. We currently have 18 employees and conduct many of our activities through outsourcing arrangements. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

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

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has been a topic of concern in the U.S. Congress, where hearings on the topic have been held. It has also been a topic raised by President Trump, most recently in a meeting with pharmaceutical industry participants. There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of orphan drugs or pharmaceutical products generally or our products in particular.

We cannot assess the impact on our business of the recent activities of a vocal group of neuromuscular physicians and some patients with LEMS.

There is a vocal group of neuromuscular physicians who have raised public concerns in a letter to the editor of a medical journal and some LEMS patients and neuromuscular physicians who have raised public concerns in interviews quoted in articles published in the press. Their overarching concern appears to be that LEMS patients may not be able to get amifampridine treatment because of the concern that it would be priced too high as an orphan drug if we are the first pharmaceutical company to receive an FDA approval for an amifampridine product, thereby giving us the seven-year orphan drug exclusivity and the five year new chemical entity exclusivity for our product. Articles about their concerns have been published in several national publications and some in the press have sought to tie their expectations about the anticipated pricing of Firdapse® to stories about perceived abusive price increases of drug products by other pharmaceutical companies. This vocal group has also questioned the appropriateness of the provisions of the Orphan Drug Act that would grant us exclusivity if our product were to be the first amifampridine product approved by the FDA, and whether this exclusivity should be eliminated from the law. We have responded to their concerns in a letter to the editor to the same medical journal. However, there can be no assurance as to the ultimate impact of these activities on us or our products.

Because the target patient populations for Firdapse® and our other drug candidates are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

Firdapse® and our other orphan drug candidates target diseases with small patient populations. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. In addition, the per-patient prices at which we anticipate we may sell Firdapse® will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for Firdapse® for diseases with small patient populations. Further, even if we obtain significant market share for Firdapse®, if approved, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Furthermore, because the potential target populations are very small, even if we do obtain significant market share for Firdapse®, we may never achieve profitability. Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.

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

In September 2014, we announced positive results from our Phase 3 clinical trial for Firdapse® . In October 2016, we announced that we had reached an agreement with the FDA under a SPA for the protocol design, clinical endpoints, and statistical analysis approach to be taken in our ongoing second Phase 3 study evaluating Firdapse® for the symptomatic treatment of LEMS. Even if our second Phase 3 trial of Firdapse® is successful, we may nevertheless fail to meet the safety and efficacy standards required by the FDA to obtain regulatory approval.

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

We may encounter difficulties in our current and future clinical studies and trials recruiting patients, particularly since the conditions we are studying are rare, orphan conditions. We compete for study and trial subjects with others conducting clinical trials testing other treatments for the indications we are studying for our drug candidates. Further, unrelated third parties and investigators in the academic community have in the past and we expect will continue in the future to test our drug candidates. If these third-party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.

Clinical trials in orphan diseases are often difficult to enroll given the small number of patients with these diseases. Completion of orphan clinical trials may take considerable more time than other trials, sometimes years, depending on factors such as type, complexity, novelty and intended use of a product candidate. As a result of the uncertainties described above, there can be no assurance that we will meet timelines that we establish for any of our clinical trials.

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

As a condition of approval for some of our products, the FDA might require a Risk Evaluation and Mitigation Strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and other Elements To Assure Safe Use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. For example, approved versions of vigabatrin, the active moiety in our CPP-109 product (which operates by the same mechanism of action as our CPP-115 product) were approved with an FDA-mandated REMS program due to the risks of visual field damage and are only available through a special restricted distribution program approved by the FDA. Accordingly, our ANDA for vigabatrin, if approved, will be subject to either the same REMS, or a comparable REMS that will need to be reviewed and approved by the FDA. If any of our products were to be approved with a REMS, the potential market and profitability of the drug could be materially affected.

Our product promotion and advertising is also subject to regulatory requirements and continuing regulatory review. In particular, the marketing claims we will be permitted to make in labeling or advertising regarding our marketed products will be limited by the terms and conditions of the FDA-approved labeling and available scientific data. We must submit copies of our advertisements and promotional labeling to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements promote our products for unapproved indications, or with unsubstantiated claims, or if we fail to provide appropriate safety related information, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which may demand, among other things, that we cease such promotional activities and issue corrective advertisements and labeling to all recipients of the misbranded materials. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. Moreover, the Department of Justice can bring civil or criminal actions against companies and executives that promote drugs or biologics for unapproved uses, based on the Federal Food, Drug, and Cosmetics Act, the False Claims Act and other federal laws governing the marketing and reimbursement for such products under federally supported healthcare programs such as Medicare and Medicaid. Monetary penalties in such cases have often been substantial, and civil penalties can include costly mandatory compliance programs and potential exclusion of a company’s products from federal healthcare programs.

Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize Firdapse® or any other drug candidate we develop and affect the prices we may obtain.

In the U.S., there have been a number of court cases, legislative and regulatory changes and other potential changes relating to the healthcare system that restrict or regulate post-approval activities, which may affect our ability to profitably sell Firdapse® or any other drug candidate for which we obtain marketing approval.

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

In 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Reform Law”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law, among other things, revised the definition of Average Manufacturer Price used by the Medicaid Drug Rebate Program for reporting purposes, which could increase the amount of Medicaid drug rebates to states and extended the rebate program to beneficiaries enrolled in Medicaid managed care organizations. The Health Care Reform Law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products and established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the U.S. The Health Care Reform Law also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance and included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The Health Care Reform Law increased the Medicaid rebates for line extensions or reformulated drugs, which could substantially increase our Medicaid rebate rate (in effect limiting reimbursement for these patients).

Both President Trump and the Republican leadership in Congress have expressed their intention to eliminate the Health Care Reform Law and replace it with a still unknown new law. It is unknown what form any such modifications or any law proposed to replace the Health Care Reform Law would take, and how or any such new law may affect our business in the future.

Additionally, in response to controversies regarding pricing of pharmaceutical products, there has been a recent push to propose legislation, both on state and federal levels, that would require greater disclosure as to the reasoning behind drug prices and, in some cases, could give state or federal-level commissions the right to impose cost controls on certain drugs. These and other new provisions are likely to continue the pressure on pharmaceutical pricing, may require us to modify our business practices with healthcare practitioners, and may also increase our regulatory burdens and operating costs. In that regard, President Trump and members of Congress in both parties have recently expressed concerns about high drug prices. However, whether and to what extent any such positions will result in changes of the law, and how any such changes could impact of business, cannot be determined at this time.

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

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years, with an additional six months of exclusivity if the product also qualifies for pediatric exclusivity. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, a subsequent product is deemed clinically superior, or if the manufacturer is unable to deliver sufficient quantity of the drug.

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

Finally, there can be no assurance that the exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes (if made) on us. The orphan drug exclusivity contained in the ODA has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. There can be no assurance that the exclusivity granted in ODA to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products, if approved.

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

Even though our second Phase 3 study is being conducted under a Special Protocol Assessment, or SPA, agreed to with the FDA, we cannot guarantee that the design of, or data collected from, that trial or any of our clinical trials will be sufficient to support filing or approval of an NDA.

In the context of a Phase 3 clinical trial, the purpose of a SPA is to reach agreement with the FDA on the protocol design and analysis that will form the primary basis of an efficacy claim: in other words, if the agreed-upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, FDA may rescind a SPA if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the trial began. Thus, a SPA is not binding on the FDA if, for example, the Agency identifies a safety concern related to the product or its pharmacological class, if FDA or the scientific community recognizes a paradigm shift in disease diagnosis or management, if the relevant data or assumptions provided by the sponsor in the SPA submission are found to be false or misstated, or if the sponsor fails to follow the protocol that was agreed upon with FDA. In addition, a SPA may be modified with the written agreement of the FDA and the trial sponsor. The FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial.

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

If we obtain approval to market Firdapse® or CPP-115, our commercial success will depend in large part on our ability to use patents, especially those licensed to us by BioMarin and Northwestern, respectively, to exclude others from competing with our products. The patent position of emerging pharmaceutical companies like us can be highly uncertain and involve complex legal and technical issues. Until our licensed patents are interpreted by a court, either because we have sought to enforce them against a competitor or because a competitor has preemptively challenged them, we will not know the breadth of protection that they will afford us. Our patents may not contain claims sufficiently broad to prevent others from practicing our technologies or marketing competing products. Third parties may intentionally attempt to design around our patents or design around our patents so as to compete with us without infringing our patents. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability, and so our patents may be invalidated or rendered unenforceable if challenged by others.

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

If a third-party claims that we infringe its patents, any of the following may occur:

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

In addition, employees, consultants, contractors and others may use the proprietary information of others in their work for us or disclose our proprietary information to others. As an example, we do not currently have written agreements regarding confidentiality with several principal members of our Scientific Advisory Board. If our employees, consultants, contractors or others disclose our data to others or use data belonging to others in connection with our business, it could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties.

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

In addition, equity markets in general, and the market for emerging pharmaceutical and life sciences companies in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. Further, changes in economic conditions in the United States, Europe or globally could impact our ability to grow profitably. Adverse economic changes are outside our control and may result in material adverse impacts on our business or financial results. These broad market and industry factors may materially affect the market price of our shares, regardless of our own development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any such litigation that we become involved in could cause us to incur substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

On September 20, 2011, the Board of Directors approved the adoption of a stockholder rights plan, which was amended on September 19, 2016. The rights plan was implemented through our entry into a rights agreement with Continental Stock Transfer & Trust Company, as rights agent, and the declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a Right) for each outstanding share of our common stock. The dividend was paid on October 7, 2011 to holders of record as of that date. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 17.5% or more of our common stock (or, in the case of a person who beneficially owned 17.5% or more of our common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of our common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in beneficial ownership by a person of 17.5% or more of our common stock. The rights will expire on September 20, 2019, unless the rights are earlier redeemed or exchanged.

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

Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Future sales of our common stock may cause our stock price to decline.

As of March 10, 2017, we had 82,972,316 shares of our common stock outstanding, of which 6,042,623 shares were held by our officers and directors. We also had outstanding: (i) common stock purchase warrants to purchase an aggregate of 2,407,663 additional shares of our common stock at exercise prices ranging from $1.04 to $2.08 per share, (ii) stock options to purchase an aggregate of 6,088,333 shares at exercise prices ranging from $0.47 to $4.64 per share (2,636,661 of which are currently exercisable), and 26,667 restricted stock units that are subject to vesting. Sales of restricted shares or shares underlying stock options and common stock purchase warrants, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$4.93	$2.74
Second Quarter	$4.73	$3.16
Third Quarter	$5.74	$3.00
Fourth Quarter	$3.50	$2.33

Year Ended December 31, 2016
First Quarter	$2.36	$1.01
Second Quarter	$1.25	$0.56
Third Quarter	$1.25	$0.72
Fourth Quarter	$1.46	$0.96

Year ended December 31, 2017
First Quarter (through March 10, 2017)	$1.24	$1.09

The closing sale price for the common stock on March 10, 2017 was $1.11. As of March 10, 2017, there were 44 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others. We estimate that there are approximately 9,000 beneficial holders of our common stock.

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

Performance Graph

The graph below matches Catalyst Pharmaceuticals, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the Russell MicroCap index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

	12/11	12/12	12/13	12/14	12/15	12/16
Catalyst Pharmaceuticals, Inc.	100.00	33.72	151.16	230.23	189.92	81.40
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Russell MicroCap	100.00	119.75	174.37	180.73	171.41	206.32
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2016, 2015, 2014, and the balance sheet data as of December 31, 2016 and 2015, have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2013 and 2012 and the selected balance sheet data at December 31, 2014, 2013 and 2012 have been derived from financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2016	2015	2014	2013	2012
Revenues – government grant	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	11,369,941	11,801,342	10,117,774	8,096,774	2,659,597
General and administrative	7,910,260	8,597,010	4,473,654	2,214,884	2,561,543

Total operating cost and expenses	19,280,201	20,398,352	14,591,428	10,311,658	5,221,140

Loss from operations	(19,280,201)	(20,398,352)	(14,591,428)	(10,311,658)	(5,221,140)
Other income, net	321,612	100,389	76,233	47,421	14,976
Change in fair value of warrants liability	886,137	65,005	(993,866)	(1,890,359)	1,129,778

Loss before income taxes	(18,072,452)	(20,232,958)	(15,509,061)	(12,154,596)	(4,076,386)
Provision for income taxes	—	—	—	—	—

Net loss	$(18,072,452)	$(20,232,958)	$(15,509,061)	$(12,154,596)	$(4,076,386)

Net loss per share—basic and diluted	$(0.22)	$(0.25)	$(0.24)	$(0.27)	$(0.14)

Weighted average shares outstanding—basic and diluted	82,875,281	80,858,393	64,142,534	45,452,447	30,033,108

	As of December 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
Cash and cash equivalents, certificates of deposit and short-term investments	$40,405,817	$58,396,395	$39,275,123	$23,710,596	$15,417,208
Working capital	39,359,226	56,460,530	37,972,795	23,180,429	15,080,013
Total assets	41,706,853	60,101,570	43,908,086	25,369,554	16,789,245
Warrants liability, at fair value	122,226	1,008,363	2,794,891	1,819,562	498,587
Total liabilities	2,397,923	4,625,259	8,665,756	3,978,302	2,167,130
Stockholders’ equity	39,308,930	55,476,311	35,242,330	21,391,252	14,622,115

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the 2016 fiscal year.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare debilitating diseases. We currently have three drug candidates in development:

Firdapse®

In October 2012, we licensed the North American rights to Firdapse®, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). In August 2013, we were granted “breakthrough therapy designation” by the U.S. Food & Drug Administration (FDA) for Firdapse® for the treatment of patients with Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. In March 2015, we were granted Orphan Drug Designation for Firdapse® for the treatment of patients with Congenital Myasthenic Syndromes, or CMS, and in August 2016, we were granted Orphan Drug Designation for Firdapse® for the treatment of patients with Myasthenia Gravis (MG).

The chemical entity, amifampridine (3,4-diaminopyridine or 3,4-DAP), has never been approved by the FDA for any indication. Because Firdapse® has been granted Orphan Drug designation for the treatment of LEMS, CMS and MG by the FDA, the product is also eligible to receive seven years of marketing exclusivity for any or all of these indications. Further, if we are the first pharmaceutical company to obtain approval for an amifampridine product, of which there can be no assurance, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication, running concurrently with the seven years of orphan marketing exclusivity described above (if both exclusivities are granted).

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

On December 17, 2015, we announced completion of the submission of an NDA for Firdapse® for the treatment of LEMS and CMS. However, on February 17, 2016, we announced that we had received a “refusal to file” (RTF) letter from the FDA regarding our NDA submission. In early April 2016, we met with the FDA to obtain greater clarity regarding what will be required by the FDA to accept the Firdapse® NDA for filing. Following the receipt of the formal minutes of that meeting, on April 26, 2016, we issued a press release reporting that the FDA has advised us that in addition to the results of our previously submitted multi-center, randomized, placebo-controlled Phase 3 trial, we will need to submit positive results from a second adequate and well-controlled study in patients with LEMS. Additionally, there is a requirement for several more short-term toxicology studies, which are currently in process.

In October 2016, we announced that we had reached an agreement with the FDA under a Special Protocol Assessment (SPA) for the protocol design, clinical endpoints, and statistical analysis approach to be taken in our second Phase 3 study evaluating Firdapse® (amifampridine phosphate) for the symptomatic treatment of LEMS. A SPA is a process by which sponsors ask the FDA to evaluate the protocol of a proposed clinical trial to determine whether it adequately addresses scientific and regulatory requirements for the purpose identified by the sponsor. A SPA agreement indicates FDA concurrence with the adequacy and acceptability of specific critical elements of protocol design, endpoints and analysis.

Additionally, it provides a binding agreement with FDA’s review division that a pivotal trial design, conduct, and planned analysis adequately addresses the scientific and regulatory objectives in support of a regulatory submission for drug approval. However, the FDA may rescind a SPA agreement when the division director determines that a substantial scientific issue essential to determining the safety or efficacy of the product has been identified after the trial has begun.

We are conducting our second Phase 3 trial evaluating Firdapse® for the treatment of LEMS (designated as LMS-003) at sites in Miami, Florida and Los Angeles, California. This double-blind, placebo-controlled withdrawal trial will include approximately 28 subjects, and will have the same co-primary endpoints as our first Phase 3 trial evaluating Firdapse® for the treatment of LEMS. Further, the FDA is allowing us to enroll patients from our expanded access program as study subjects in this second trial. Details of the Phase 3 clinical trial are available on www.clinicaltrials.gov (NCT02970162).

We initiated this trial in December 2016, and we expect to report top-line results from this trial during the second half of 2017. Assuming the results of this trial are successful, and our anticipated timeline for the completion of this trial is met, we expect to resubmit an NDA for Firdapse® for the treatment of LEMS in the second half of 2017. There can be no assurance as to the timing or requirements of this trial, whether this trial, along with the results of our first Phase 3 trial, will be sufficient for the FDA to accept for filing any NDA that we might resubmit in the future for Firdapse®, or whether Firdapse® will ever be approved for commercialization.

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse® . To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial at four academic centers of up to 10 subjects in the pediatric CMS population, ages 2 to 17. However, after considering comments from the FDA, we determined to enroll both adult and pediatric subjects with CMS in this trial and to expand the number of subjects to be evaluated in the trial to an aggregate of approximately 20 subjects. We also added a fifth trial site for this study. Details of this trial are available on www.clinicaltrials.gov (NCT02562066).

Based on currently available information, we expect to report top line results from this study in the second half of 2017 and if the results of the study are successful, we hope to add the CMS indication to our labeling for Firdapse® (either as a part of our NDA resubmission for Firdapse® for LEMS or as a supplement to that resubmission). There can be no assurance that any trial we perform for Firdapse® for the treatment of CMS will be successful or whether any NDA that we may submit for Firdapse® for the treatment of CMS will be filed by the FDA for review and approved.

In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-MG. MuSK-MG, an ultra-rare sub-population of MG patients, is a debilitating neuromuscular disease, and there are currently no FDA approved therapies for this specific form of MG. Seven patients participated in this proof-of-concept trial. We provided study drug, placebo and financial support for this study.

On March 15, 2017 we reported top-line results from this trial. Both of the co-primary efficacy endpoints of change from baseline (CFB) in total Quantitative Myasthenia Gravis (QMG) score (p=0.0003) and CFB in total Myasthenia Gravis Activities of Daily Living (MG-ADL) score (p=0.0006) were statistically and clinically significant in this trial. Several secondary efficacy measures also achieved statistical significance. Amifampridine phosphate was well tolerated in this population of patients.

We intend to discuss with the FDA conducting a registration trial in the United States evaluating Firdapse® for the treatment of patients with MuSK-MG. There can be no assurance that future clinical trials that we initiate to evaluate Firdapse® for this indication will be successful, or whether we can obtain the resources available to fund any such registration trial. Further, there can also be no assurance that the FDA will ever approve Firdapse® for this indication.

Finally, we may seek to evaluate Firdapse® for the treatment of other treatment-refractory types of MG or other rare, similar neuromuscular diseases, although we have not yet begun to develop clinical programs for these indications and all such programs are subject to the availability of funding. There can be no assurance that Firdapse® will be an effective treatment for other treatment-refractory types of MG or for any other rare, similar neuromuscular diseases.

Prior to the receipt of the RTF letter, we had been actively taking steps to prepare for the commercialization of Firdapse® in the United States. In light of the determination that we will have to complete a second adequate and well controlled study evaluating Firdapse® for the treatment of LEMS, we have placed most of these commercialization activities on hold in order to conserve cash. Notwithstanding, we are continuing to work with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide awareness and outreach support for the physicians who treat these rare diseases and the patients they treat.

CPP-115

We are developing CPP-115, a GABA aminotransferase inhibitor that, based on our preclinical studies to date, we believe is a more potent form of vigabatrin, and may have fewer side effects (e.g., visual field defects) than those associated with vigabatrin. We are hoping to develop CPP-115 for the treatment of refractory infantile spasms and possibly for the treatment of adult refractory patients with Tourette’s Disorder. CPP-115 has been granted Orphan Drug Designation by the FDA for the treatment of infantile spasms and Orphan Medicinal Product Designation in the European Union, or E.U., for West syndrome (a form of infantile spasms).

We are currently refining our development plan for this product. Once the refinement of our development plans is completed, and subject to the then availability of funding, we plan to take the steps to complete the work required to make our drug candidate Phase 2 ready. We are also working with one or more potential investigators who have expressed an interest in evaluating our product for particular indications (particularly infantile spasms). We are also continuing to seek a partner to work with us in furthering the development of CPP-115, although no agreements have been entered into to date.

There can be no assurance that we will ever successfully commercialize CPP-115.

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

Capital Resources

Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations through at least the next 12 months. However, we will require additional funding to support our operations beyond that time. There can be no assurance that we will obtain additional funding or that we will ever be in a position to commercialize any of our drug candidates. See “Liquidity and Capital Resources” below for further information on this topic.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, pre-commercialization costs, and professional fees for legal, information technology, accounting and consulting services.

Stock-based compensation

We recognize expense for the fair value of all stock-based awards to employees, directors, scientific advisors and consultants in accordance with U.S. generally accepted accounting principles (GAAP). For stock options we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Warrants Liability

We issued warrants to purchase shares of our common stock as part of the equity financing completed in October 2011. In accordance with GAAP, we have recorded the fair value of the warrants as a liability in the accompanying balance sheets at December 31, 2016 and 2015 using a Black-Scholes option-pricing model. We remeasure the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Income taxes

We have incurred operating losses since inception. As of December 31, 2016 and 2015, we had net operating loss carryforwards of approximately $56,255,000 and $49,922,000, respectively. Our net deferred tax asset has a 100% valuation allowance as of December 31, 2016 and 2015, as we believe it is more likely than not that the deferred tax asset will not be realized. The net operating loss carry-forwards will expire at various dates beginning 2023 through 2036. If an ownership change, as defined under Internal Revenue Code 382, occurs, the use of these carry-forwards may be subject to limitations.

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

Recent Accounting Pronouncements

For discussion of recently issued accounting standards, please see Note 2, ‘Basis of Presentation and Significant Accounting Policies”, in the financial statements included in this report.

Non-GAAP Financial Measures

We prepare our financial statements and notes thereto which accompany this report in accordance with U.S. GAAP. To supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or our communications with investors. Non-GAAP measures are provided as additional information and not as an alternative to our financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

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

Preclinical study and clinical trial expenses

Research and development expenditures are charged to operations as incurred. Our expenses related to preclinical and clinical trials are based on actual and estimated costs of the services received and efforts expended pursuant to contracts with multiple research institutions and any CRO that conducts and manages our clinical trials. The financial terms of these agreements are subject to negotiation and will vary from contract to contract and may result in uneven payment flows. Generally, these agreements will set forth the scope of the work to be performed at a fixed fee or unit price. Payments under these contracts will depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would be required to modify estimates accordingly on a prospective basis.

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

Stock-based compensation

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the expected life of our stock options awards. For the years ended December 31, 2016, 2015 and 2014, the assumptions used were an estimated annual volatility of 100%, 102%, and 115%, average expected holding periods of two to six years, three to seven years, and three to seven years and risk-free interest rates of 0.76% to 2.15%, 1% to 2.13%, and 1.18% to 2.03%, respectively.

Results of Operations

Years Ended December 31, 2016 and 2015

Revenues

We had no revenues for the year ended December 31, 2016 or 2015.

Research and Development Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses
2016	$11,369,941	(3.7)%	59.0%
2015	$11,801,342	16.6%	57.9%

Our expenses, including stock-based compensation, for research and development for the year ended December 31, 2016 decreased 3.7% compared to amounts expended during the 2015 fiscal year. Research and development expenses in 2016 and 2015 consisted mainly of costs related to our Phase 3 trials of Firdapse® , our CMS trial, our Phase 1b trial of CPP-115, costs relating to other preclinical and clinical testing for Firdapse®, costs related to the operation of the Firdapse® Expanded Access Program, costs associated with the submission of our NDA filing for Firdapse®, costs relating to the manufacturing of Firdapse®, our share of the costs of the joint studies being conducted with BioMarin, and costs relating to our generic Sabril® program.

We expect that research and development expenses will increase in fiscal 2017 compared to fiscal 2016 as we continue our clinical development efforts for Firdapse®, including our second Phase 3 clinical trial for LEMS, our clinical trial for CMS in pediatric and adult populations, our clinical program for MuSK-MG, our Expanded Access Program and our generic Sabril® program.

Our research and development expenses for 2016 and 2015, include stock-based compensation relating to the value of stock options granted to certain employees. The amount of stock-based compensation recorded in 2016 and 2015 relating to our research and development activities was $590,857 and $378,548, respectively. The weighted-average grant-date fair value of the stock options granted in 2016 and 2015 was $0.62 and $2.28, respectively.

Selling and Marketing Expenses

We had no selling and marketing expenses during 2016 and 2015. In 2015 and 2016, we incurred pre-commercialization costs, tied to our preparation for future sales and marketing efforts, as we moved closer to the potential commercialization of Firdapse®. In the first quarter of 2016, following receipt of the “refusal to file” letter, these costs were substantially reduced, in order to conserve cash. These costs were for personnel, and their related activities, to develop both a sales force and a patient advocacy and assistance program so that we would be in a position to commence our selling efforts had we been successful in filing our NDA for Firdapse® and obtaining an approval. There can be no assurance that we will ever obtain an NDA approval for Firdapse®. Pre-commercialization costs have been included in general and administrative expenses.

General and Administrative Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses
2016	$7,910,260	(8.0)%	41.0%
2015	$8,597,010	92.2%	42.1%

General and administrative expenses include, among other expenses, corporate and office expenses, legal, accounting and consulting fees, pre-commercialization costs and travel expenses for our administrative employees, consultants and members of our Board of Directors. Included in general and administrative expenses in the years 2016 and 2015, was stock-based compensation of $1,245,228 and $1,206,910, respectively. As discussed above, pre-commercialization costs are also included in general and administrative expenses, and amounted to $2,471,461 and $3,833,855 in 2016 and 2015, respectively.

The 8.0% decrease in general and administrative expenses for the year ended December 31, 2016 when compared to the same period in 2015 was primarily due to our efforts to conserve cash after the receipt of the refusal to file letter, partly offset by increases in pre-commercialization expenses, payroll and benefits, during the first half of 2016, including approximately $600,000 in severance costs related to the reduction-in-force that occurred in May 2016. We expect that general and administrative costs will remain consistent for the next year as we continue our efforts to conserve cash.

Stock-Based Compensation

We issued stock options and other share-based payments to several of our employees, directors, and consultants in 2016 and 2015. Total stock-based compensation expense for the years ended December 31, 2016 and 2015 was $1,836,085 and $1,585,458, respectively. We regularly grant non-cash stock-based compensation to employees and directors as part of their compensation packages. The 2016 increase in expense from the prior year is primarily due to additional headcount and expense related to incentive grants to employees and directors.

Change in fair value of warrants liability

In connection with the October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and was estimated at $122,000 and $1.0 million at December 31, 2016 and 2015, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations.

For the years ended December 31, 2016 and 2015, we recognized gains of $886,137 and $65,005, respectively, in connection with the change in the fair value of the warrants liability. The gains during 2016 and 2015 were principally a result of fluctuations in our common stock price. We believe that future changes in the fair value of the warrants liability will be due primarily to future fluctuations in the value of our common stock.

Other Income, net

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. Other income, net consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. The $221,000 increase in other income, net for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was principally due to higher yields on investment balances from the proceeds of our offerings. These proceeds were used to fund our product-development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes

We have incurred net operating losses since inception. Consequently, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss

Our net loss was $18,072,452 in the year ended December 31, 2016 ($0.22 per basic and diluted share) as compared to $20,232,958 in the year ended December 31, 2015 ($0.25 per basic and diluted share).

Non-GAAP Net Loss

Our non-GAAP net loss, which excludes for 2016 a $886,137 gain associated with the change in the fair value of liability-classified warrants and excludes for 2015 a $65,005 gain associated with the change in the fair value of liability-classified warrants, was $18,958,589 ($0.23 per basic and diluted share), as compared to $20,297,963 ($0.25 per basic and diluted share) for 2015.

Years Ended December 31, 2015 and 2014

Revenues

We had no revenues for the year ended December 31, 2015 or 2014.

Research and Development Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses
2015	$11,801,342	16.6%	57.9%
2014	$10,117,774	25.0%	69.3%

Our expenses, including stock-based compensation, for research and development for the year ended December 31, 2015 increased 16.6% compared to amounts expended during the 2014 fiscal year. Research and development expenses in 2015 and 2014 consisted mainly of costs related to our Phase 3 trial of Firdapse® and our Phase 1b trial of CPP-115, costs relating to preclinical and clinical testing on both Firdapse® and CPP-115, costs related to the launch and operation of the Firdapse® Expanded Access Program, costs associated with the filing of our NDA for Firdapse®, costs relating to the manufacturing of Firdapse®, and our share of the costs of the joint studies being conducted with BioMarin.

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

Selling and Marketing Expenses

We had no selling and marketing expenses during 2015 and 2014. We incurred pre-commercialization costs, tied to our preparation for future sales and marketing efforts, as we moved closer to the potential commercialization of Firdapse®. These costs are for personnel, and their related activities, to develop both a sales force and a patient advocacy and assistance program so that we are in a position to commence our selling efforts at such time as we are successful in obtaining an approval of any NDA that we may file for Firdapse®, of which there can be no assurance. Pre-commercialization costs have been included in general and administrative expenses.

General and Administrative Expenses

Year	Amount	Change from Prior Year	Percentage of Total Operating Costs and Expenses
2015	$8,597,010	92.2%	42.1%
2014	$4,473,654	102.2%	30.7%

General and administrative expenses include, among other expenses, corporate and office expenses, legal, accounting and consulting fees, pre-commercialization costs and travel expenses for our administrative employees, consultants and members of our Board of Directors. Included in general and administrative expenses in the years 2015 and 2014, was stock-based compensation of $1,206,910 and $664,107, respectively. As discussed above, pre-commercialization costs are also included in general and administrative expenses, and amounted to $3,833,855 and $1,011,806 in the years 2015 and 2014, respectively.

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

Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital and preclinical and clinical testing of our product candidates. We have historically funded all of our requirements from equity issuances, government grants, and an investment by a strategic purchaser.

Since our inception, we have financed our operations primarily with the net proceeds of three private placements, an initial public offering (IPO), a secondary public offering and nine registered direct public offerings under our effective shelf registration statements. At December 31, 2016, we had cash and cash equivalents and short-term investments aggregating $40,405,817 and working capital of $39,359,226, as compared to cash and cash equivalents, certificates of deposit and short-term investments aggregating $58,396,395 and working capital of $56,460,530 at December 31, 2015. At December 31, 2016, substantially all of our cash and cash equivalents were deposited with one financial institution and our short-term investments were invested in a high-quality short-term bond fund. Throughout 2016, we had cash balances at certain financial institutions in excess of federally insured limits.

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

We currently believe that we have the cash resources to support our operations through at least the next 12 months. These expectations are based on current information available to us. If our costs are greater than we expect, our assumptions may not prove to be accurate.

At the present time, we will require additional funding for future studies or trials, other than those described as being on-going in this report. We will also require additional working capital to support our operations beyond that time. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

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

We plan to raise additional funds to support our product development activities and working capital requirements through public or private equity offerings, debt financings, corporate collaborations or other means. We may also seek governmental grants to support our clinical trials and preclinical trials. We may also seek to raise capital to fund additional product development efforts even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

On December 23, 2016, we filed a shelf registration statement with the SEC to sell up to $33,842,512 of common stock (the “2016 Shelf Registration Statement”). This shelf registration statement was declared effective by the SEC on January 9, 2017. We have made no sales under the 2016 Shelf Registration Statement.

As of the date of this Form 10-K, the full amount of our 2016 Shelf Registration Statement remains available for future sales. However, if our public float (the market value of our common stock held by non-affiliate stockholders) were to fall below $75 million, we would be subject to a further limitation under which we could sell no more than one-third (1/3) of our public float during any 12-month period. Further, the number of shares that we can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

On January 31, 2014, we filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the U.S. Securities and Exchange Commission (SEC) to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. We completed two offerings under the 2014 Shelf Registration Statement:

•	On April 3, 2014, we raised net proceeds of approximately $26.7 million from the sale of 13,023,750 shares of our common stock; and

•	On February 4, 2015, we raised net proceeds of approximately $34.9 million from the sale of 11,500,000 shares of our common stock.

Approximately $33.8 million remains available under the 2014 Shelf Registration Statement, which will expire on March 19, 2017. Now that the 2016 Shelf Registration Statement has become effective, we do not plan to issue any shares under the 2014 Shelf Registration Statement.

Contractual obligations and arrangements

As of December 31, 2016, we had the following contractual obligations. Further, we may owe in the future certain milestone or royalty payment obligations (as described below). Since we are not currently able to determine when or if these milestones will be achieved, or when or if the events triggering payment of the obligations will occur, they are not included in the following table.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$1,321,250	$207,421	$433,697	$460,109	$220,023
License obligations	300,000	—	300,000	—	—

Total	$1,621,250	$207,421	$733,697	$460,109	$220,023

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

•

Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $411,590, had accrued liabilities of $152,500 at December 31, 2016 in the accompanying balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement.    The next milestone payment of $300,000 is due in August 2018.

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $485,000 in 2017. The agreement expires in November 2018.

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

Cash Flows

Net cash used in operating activities was $17,963,503 and $18,015,221, respectively, for the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, net cash used in operating activities was primarily attributable to our net loss of $18,072,452, decreases of $860,951 in accounts payable and $480,248 in accrued expenses and other liabilities, and a gain of $886,137 of non-cash change in fair value of warrants liability, which were partially offset by a decrease of $456,794 in prepaid expenses and other current assets and deposits. The loss included an additional $1,879,491 of non-cash expenses. During the year ended December 31, 2015, net cash used in operating activities was primarily attributable to our net loss of $20,232,958, an increase of $452,040 in prepaid expenses and other current assets and deposits, a decrease of $20,083 in accounts payable and a gain of $65,005 of non-cash change in fair value of warrants liability, which were partially offset with an increase of $1,134,939 in accrued expenses and other liabilities. The loss included an additional $1,619,926 of non-cash expenses. Such additional non-cash expenses consist of depreciation and stock-based compensation expense.

Net cash provided by (used in) investing activities was $3,552,565 and ($6,499), respectively, for 2016 and 2015. During 2016 such funds were primarily from redemption of certificates of deposit and short-term investments, partly offset by $96,061 of capital expenditures. During 2015 such funds were primarily used for capital expenditures, partly offset by proceeds from short-term investments.

Net cash provided by financing activities was $68,986 and $37,159,958, respectively, for 2016 and 2015. During 2016, net cash from financing activities consisted mostly of proceeds from exercise of stock options. During 2015, net cash from financing activities consisted mainly of the net proceeds from the sale of shares of common stock in underwritten and registered direct public offerings under our registration statements, as well as proceeds from exercise of stock options and warrants. Such funds are being used to fund our research and development costs and our general and administrative costs.

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

•	whether the clinical studies or trials that are required to be completed before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS will be successful;

•

what additional supporting information, including any additional clinical studies or trials, will be required before the U.S. Food and Drug Administration (FDA) will accept our new drug application (NDA) submission for Firdapse® for the treatment of either LEMS or CMS (or any other condition or disease);

•

whether any NDA that we may submit to the FDA for Firdapse® will be accepted for filing, or whether even if any NDA that we submit for Firdapse® is accepted for filing by the FDA, whether any such NDA filing will be granted a priority review;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization;

•

whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will result in an expedited review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•

whether as part of the FDA review of any NDA that we may submit for filing for Firdapse® , the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•

whether, assuming Firdapse® is approved for commercialization, we will be able to develop or contract with a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether any future trial that we undertake evaluating Firdapse® for the treatment of MuSK-MG will be successful and whether we can obtain the funding required for such trial;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, post-traumatic stress disorder, Tourette’s Disorder or any other indication;

•	whether we can successfully design and complete a bioequivalence study of our version of vigabatrin compared to Sabril® that is acceptable to the FDA;

•	whether any such bioequivalence study, the design of which is acceptable to the FDA, will be successful;

•	whether any abbreviated new drug application (ANDA) that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•

the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

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

•	whether the third parties that assist us in our trials and studies perform as anticipated and within the budgets established for their activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	whether any of our drug candidates will ever be approved for commercialization;

•	even if one or more of our drug candidates is approved for commercialization, whether we will be able to successfully commercialize those products and achieve sustained profitability;

•	whether our estimates of the pricing of our drug candidates, if approved, and our estimates of the size of the market for our drug candidates, will turn out to be accurate;

•	the level of third-party payor reimbursement for any of our drug candidates that are commercialized;

•

what pricing we will be able to achieve with respect to our drug products and the impact of public scrutiny and potential changes in the law that affect the pricing of drug products generally, and our products and orphan drugs in particular;

•	changes in the healthcare industry occasioned by any future repeal and replacement of the Affordable Care Act, or changes in the healthcare industry generally;

•	changes in the manner in which the FDA reviews NDAs;

•

changes in the laws and regulations and regulatory guidance affecting our business, including any changes that may be made to the laws affecting orphan drugs (such as changes to the exclusivity that may be available for approved products under those laws);

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

Our current plans and objectives are based on assumptions relating to the development of our current drug candidates. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. The significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, suggest that you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk-sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Our exposure to interest rate risk is currently confined to our cash and short-term investments that are from time to time invested in highly liquid money market funds, short-term certificates of deposit and short-term, high-quality bond funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

During the fourth quarter of 2016, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders. Our Proxy Statement for the 2017 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated into this report by this reference.

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

1. The following financial statements of Catalyst Pharmaceuticals, Inc. and Report of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

•	Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2016 and 2015

•	Statements of Operations for the years ended December 31, 2016, 2015 and 2014

•	Statement of Stockholders’ Equity for the period December 31, 2013 until December 31, 2016

•	Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Financial Statements

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation (1)

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Amendment to Certificate of Incorporation (23)

3.4	Amendment to Certificate of Incorporation (26)

3.5	By-laws(1)

4.1	Specimen stock certificate for common stock (1)

4.2	Rights Agreement between the Company and Continental Stock Transfer and Trust Company(10)

4.3	Amendment to Rights Agreement between the Company and Continental Stock Transfer and Trust Company (26)

4.4	Form of Warrant to Purchase Common Stock issued in our October 2011 offering (11)

4.5	Form of Warrant to Purchase Common Stock issued in our May 2012 offering (14)

4.6	Form of Warrant to Purchase Common Stock issued in our August 2012 offering (15)

10.1 +	Employment Agreement between the Company and Patrick J. McEnany (2)

10.2 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany (4)

10.3 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany (6)

10.4 +	Amendment to Employment Agreement between the Company and Patrick J. McEnany (9)

10.5+	Amendment to Employment Agreement between the Company and Patrick J. McEnany (17)

10.6+	Amendment to Employment Agreement between the Company and Patrick J. McEnany (25)

10.7+	2006 Stock Incentive Plan (1)

10.8+	Amendment No. 1 to 2006 Stock Incentive Plan (7)

10.9+	Amendment No. 2 to 2006 Stock Incentive Plan (13)

10.10+	2014 Stock Incentive Plan (20)

10.11+	Amendment No. 1 to 2014 Stock Incentive Plan (24)

10.12	License Agreement between the Company and Northwestern University (5)

Exhibit No.	Description of Exhibit

10.13	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd. (3)

10.14	First Amendment to Lease Agreement between the Company and 355 Alhambra Plaza, Ltd. (8)

10.15	License Agreement among the Company, New York University, and The Feinstein Institute for Medical Research (12)

10.16	Convertible Promissory Note and Note Purchase Agreement, dated as of October 26, 2012, between the Company and BioMarin Pharmaceutical, Inc. (16)

10.17	License Agreement, dated as of October 26, 2012, between the Company and BioMarin Pharmaceutical, Inc. (16)

10.18	Amendment No, 1 to License Agreement, dated April 8, 2014, between the Company and BioMarin Pharmaceutical, Inc. (21)

10.19	Termination Agreement, dated effective October 1, 2013, between the Company and Brookhaven Science Associates, LLC (18)

10.20	Second Amendment to Lease, dated as of February 4, 2014, between the Company and 355 Alhambra Circle LLC (19)

10.21	Third Amendment to Lease, dated effective as of March 16, 2015, between the Company and 355 Alhambra Circle LLC (22)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-136039)
(2)	Filed by reference to the Company’s Form 10-Q for the period ended September 30, 2006
(3)	Filed by reference to the Company’s Form 10-Q for the period ended March 31, 2007
(4)	Filed by reference to the Company’s Form 8-K dated December 23, 2008

Exhibit No.	Description of Exhibit
(5)	Filed by reference to the Company’s Form 8-K dated September 2, 2009
(6)	Filed by reference to the Company’s Form 10-Q for the period ended September 30, 2009
(7)	Filed by reference to the Company’s 2011 Annual Meeting Proxy Statement dated April 11, 2011
(8)	Filed by reference to the Company’s Form 10-Q for the period ended June 30, 2011
(9)	Filed by reference to the Company’s Form 8-K dated September 14, 2011
(10)	Filed by reference to the Company’s Form 8-K dated September 20, 2011
(11)	Filed by reference to the Company’s Form 8-K dated October 28, 2011
(12)	Filed by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011
(13)	Filed by reference to the Company’s 2012 Annual Meeting Proxy Statement dated April 17, 2012
(14)	Filed by reference to the Company’s Registration Statement on Form S-1 (File No. 333-180617)
(15)	Filed by reference to the Company’s Form 8-K dated August 28, 2012
(16)	Filed by reference to the Company’s Form 8-K dated October 26, 2012
(17)	Filed by reference to the Company’s Form 8-K dated August 28, 2013
(18)	Filed by reference to the Company’s Form 10-Q for the period ended September 30, 2013
(19)	Filed by reference to the Company’s Form 8-K dated February 20, 2014
(20)	Filed by reference to the Company’s Form 8-K dated March 4, 2014
(21)	Filed by reference to the Company’s Form 8-K dated April 17, 2014
(22)	Filed by reference to the Company’s 8-K dated March 23, 2015
(23)	Filed by reference to the Company’s 2015 Annual Meeting Proxy Statement dated March 31, 2015
(24)	Filed by reference to the Company’s 2016 Annual Meeting Proxy Statement dated April 29, 2016
(25)	Filed by reference to the Company’s 8-K dated June 23, 2016
(26)	Filed by reference to the Company’s 8-K dated September 19, 2016

*	Filed herewith
+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 15th day of March, 2017.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2017

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	March 15, 2017

/s/ Philip H. Coelho Philip H. Coelho	Director	March 15, 2017

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	March 15, 2017

/s/ Donald A. Denkhaus Donald A. Denkhaus	Director	March 15, 2017

/s/ Richard Daly Richard Daly	Director	March 15, 2017

INDEX TO FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceuticals, Inc.

We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

March 15, 2017

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

March 15, 2017

CATALYST PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$13,893,064	$28,235,016
Certificates of deposit	—	3,717,229
Short-term investments	26,512,753	26,444,150
Prepaid expenses and other current assets	1,047,944	1,504,738

Total current assets	41,453,761	59,901,133
Property and equipment, net	244,204	191,549
Deposits	8,888	8,888

Total assets	$41,706,853	$60,101,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$933,176	$1,794,127
Accrued expenses and other liabilities	1,161,359	1,646,476

Total current liabilities	2,094,535	3,440,603

Accrued expenses and other liabilities, non-current	181,162	176,293
Warrants liability, at fair value	122,226	1,008,363

Total liabilities	2,397,923	4,625,259

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 82,972,316 shares and 82,850,619 shares issued and outstanding at December 31, 2016 and 2015, respectively	82,972	82,851
Additional paid-in capital	147,374,028	145,469,078
Accumulated deficit	(108,148,070)	(90,075,618)

Total stockholders’ equity	39,308,930	55,476,311

Total liabilities and stockholders’ equity	$41,706,853	$60,101,570

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—
Operating costs and expenses:
Research and development	11,369,941	11,801,342	10,117,774
General and administrative	7,910,260	8,597,010	4,473,654

Total operating costs and expenses	19,280,201	20,398,352	14,591,428

Loss from operations	(19,280,201)	(20,398,352)	(14,591,428)
Other income, net	321,612	100,389	76,233
Change in fair value of warrants liability	886,137	65,005	(993,866)

Loss before income taxes	(18,072,452)	(20,232,958)	(15,509,061)
Provision for income taxes	—	—	—

Net loss	$(18,072,452)	$(20,232,958)	$(15,509,061)

Net loss per share - basic and diluted	$(0.22)	$(0.25)	$(0.24)

Weighted average shares outstanding – basic and diluted	82,875,281	80,858,393	64,142,534

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2016, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2013	$—	$54,133	$75,670,718	$(54,333,599)	$21,391,252
Issuance of common stock, net	—	13,024	26,712,106	—	26,725,130
Issuance of stock options for services	—	—	767,838	—	767,838
Amortization of restricted stock for services	—	—	10,131	—	10,131
Exercise of warrants for common stock	—	1,262	1,333,778	—	1,335,040
Exercise of stock options for common stock	—	700	521,300	—	522,000
Net loss	—	—	—	(15,509,061)	(15,509,061)

Balance at December 31, 2014	—	69,119	105,015,871	(69,842,660)	35,242,330

Issuance of common stock, net	—	11,527	34,862,342	—	34,873,869
Issuance of stock options for services	—	—	1,510,018	—	1,510,018
Amortization of restricted stock for services	—	—	75,440	—	75,440
Exercise of warrants for common stock	—	1,178	3,616,083	—	3,617,261
Exercise of stock options for common stock	—	1,027	389,324	—	390,351
Net loss	—	—	—	(20,232,958)	(20,232,958)

Balance at December 31, 2015	—	82,851	145,469,078	(90,075,618)	55,476,311

Issuance of common stock, net	—	27	(27)	—	—
Issuance of stock options for services	—	—	1,760,591	—	1,760,591
Amortization of restricted stock for services	—	—	75,494	—	75,494
Exercise of stock options for common stock	—	94	68,892	—	68,986
Net loss	—	—	—	(18,072,452)	(18,072,452)

Balance at December 31, 2016	$—	$82,972	$147,374,028	$(108,148,070)	$39,308,930

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net loss	$(18,072,452)	$(20,232,958)	$(15,509,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,406	34,468	26,574
Stock-based compensation	1,836,085	1,585,458	777,969
Change in fair value of warrants liability	(886,137)	(65,005)	993,866
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	456,794	(452,040)	(2,943,256)
Increase (decrease) in:
Accounts payable	(860,951)	(20,083)	963,421
Accrued expenses and other liabilities	(480,248)	1,134,939	2,748,704

Net cash used in operating activities	(17,963,503)	(18,015,221)	(12,941,783)

Investing Activities:
Capital expenditures	(96,061)	(23,465)	(57,323)
Proceeds (purchase) of short-term investments	(68,603)	18,812	(8,979,900)
Proceeds (purchase) of certificates of deposit	3,717,229	(1,846)	296,193

Net cash provided by (used in) investing activities	3,552,565	(6,499)	(8,741,030)

Financing Activities:
Proceeds from issuance of common stock and warrants, net	—	34,873,869	26,725,130
Payment of employee withholding tax related to stock-based compensation	(11,265)	—	—
Proceeds from exercise of warrants	—	1,895,738	1,316,503
Proceeds from exercise of options	80,251	390,351	522,000

Net cash provided by financing activities	68,986	37,159,958	28,563,633

Net increase (decrease) in cash and cash equivalents	(14,341,952)	19,138,238	6,880,820
Cash and cash equivalents – beginning of period	28,235,016	9,096,778	2,215,958

Cash and cash equivalents – end of period	$13,893,064	$28,235,016	$9,096,778

Non-cash investing and financing activities:
Exercise of liability classified warrants for common stock	$—	$1,721,523	$18,537
Non-cash incentive received from lessor	$—	$131,175	$—

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

Catalyst Pharmaceuticals, Inc. (the Company) is a development-stage biopharmaceutical company focused on developing and commercializing innovating therapies for people with rare debilitating diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS) and infantile spasms. The Company (f/k/a Catalyst Pharmaceutical Partners, Inc.) was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through December 31, 2016. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 11.

Capital Resources

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the U.S. Securities and Exchange Commission (SEC) to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. The Company has conducted two registered direct offerings under the 2014 Shelf Registration Statement. (See Note 11). Approximately $33.8 million remains available under the 2014 Shelf Registration Statement, which will expire on March 19, 2017.

On December 23, 2016, the Company filed a Shelf Registration Statement on Form S-3 (the 2016 Shelf Registration Statement) with the SEC to sell up to approximately $33.8 million of common stock. The 2016 Shelf Registration Statement was filed to continue the registration of the remaining unsold allotment under the 2014 Shelf Registration Statement beyond its expiration date. The 2016 Shelf Registration Statement (file No. 333-215315) was declared effective by the SEC on January 9, 2017. Now that the 2016 Shelf Registration Statement has become effective, the Company does not intend to issue any additional shares under the 2014 Shelf Registration Statement.

While there can be no assurance, based on currently available information, the Company estimates that it currently has sufficient resources to support its operations for at least the next 12 months.

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

2.	Basis of Presentation and Significant Accounting Policies

a.

USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments, purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. These amounts at times may exceed federally insured limits.

c.

CERTIFICATES OF DEPOSIT. The certificates of deposit are issued by a banking institution and are recorded at cost plus accrued interest. The original maturity was greater than three months but did not exceed one year. Interest income is recorded in the statement of operations as it is earned. All of the Company’s certificates of deposit were redeemed during the year ended December 31, 2016. Carrying value at December 31, 2015 approximates fair value.

d.

SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of December 31, 2016, and 2015, short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at December 31, 2016 and 2015 were accounted for as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Unrealized and realized gain (loss) on trading securities for the years ended December 31, 2016, 2015 and 2014 were $58,861, ($29,430), and ($18,316), respectively and are included in other income, net in the accompanying statements of operations.

e.

PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid insurance, prepaid pre-commercialization fees and prepaid subscription fees. Prepaid research fees consist of advances for the Company’s product development activities, including drug manufacturing, contracts for preclinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

f.

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever is shorter. Useful lives generally range from three years for computer equipment to three to six years for furniture and equipment, and from five to seven years for leasehold improvements. Expenditures for repairs and maintenance are charged to expenses as incurred.

g.

OPERATING LEASES. The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays, escalation clauses or tenant improvement allowances, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2016, and 2015, the Company had $199,256 and $194,386, respectively, of deferred rent and lease incentive in accrued expenses and other liabilities.

h.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, short-term investments, accounts payable and accrued expenses and other liabilities, and warrants liability. At December 31, 2016 and 2015, the fair value of these instruments approximated their carrying value.

2.	Basis of Presentation and Significant Accounting Policies (continued)

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

		Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$13,395,759	$13,395,759	$—	$—

Short-term investments	$26,512,753	$26,512,753	$—	$—

Warrants liability	$122,226	$—	$—	$122,226

		Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,157,601	$25,157,601	$—	$—

Certificates of deposit	$3,717,229	$—	$3,717,229	$—

Short-term investments	$26,444,150	$26,444,150	$—	$—

Warrants liability	$1,008,363	$—	$—	$1,008,363

2.	Basis of Presentation and Significant Accounting Policies (continued)

j.

WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statements of operations. As of both December 31, 2016, and 2015, 763,913 of the 2011 warrants remained outstanding. The 2011 warrants will expire on May 2, 2017.

k.

RESEARCH AND DEVELOPMENT. Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research related services for the Company.

l.

STOCK-BASED COMPENSATION. The Company recognizes expense in the statements of operations for the fair value of all stock-based payments to employees, directors, scientific advisors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. The Company estimates forfeitures and adjusts this estimate periodically based on actual forfeitures.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense as follows:

	2016	2015	2014
Research and development	$590,857	$378,548	$133,862
General and administrative	1,245,228	1,206,910	644,107

Total stock-based compensation	$1,836,085	$1,585,458	$777,969

m.

CONCENTRATION OF CREDIT RISK. The financial instruments that potentially subject the Company to concentration of credit risk are cash equivalents (i.e. money market funds) and short-term investments. The Company places its cash equivalents with high-credit quality financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in these accounts.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2013. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

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

p.

NET INCOME (LOSS) PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows, for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Stock options to purchase common stock	4,660,000	4,250,000	3,884,610
Warrants to purchase common stock	2,407,663	2,407,663	3,585,924
Unvested restricted stock	26,667	53,334	80,000

Potential equivalent common stock excluded	7,094,330	6,710,997	7,550,534

Potentially dilutive stock options to purchase common stock as of both December 31, 2016 and December 31, 2015, have exercise prices ranging from $0.47 to $4.64. Potentially dilutive stock options to purchase common stock as of December 31, 2014, have exercise prices ranging from $0.47 to $3.12. Potentially dilutive warrants to purchase common stock as of December 31, 2016, 2015 and 2014 have exercise prices ranging from $1.04 to $2.08 and expire in periods between May 2017 and August 2017.

q.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of pharmaceutical products.

r.	RECLASSIFICATIONS. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

s.

RECENTLY ISSUED ACCOUNTING STANDARDS. In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU, require management to assess a company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The guidance was effective for the annual period ending after December 15, 2016 and subsequent interim and annual periods thereafter. The Company adopted this standard in the fourth quarter of 2016. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In March, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the changes are effective for reporting periods (annual and interim) beginning after December 15, 2016. Early adoption is permitted. However, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the effect this standard will have on its financial statements.

3.	Warrants Liability, at Fair Value

The Company allocated approximately $1.3 million of proceeds from its October 2011 registered direct offering to the fair value of common stock purchase warrants issued in connection with the offering that are classified as a liability (the 2011 warrants). The 2011 warrants are classified as a liability because of provisions in such warrants that allow for the net cash settlement of such warrants in the event of certain fundamental transactions (as defined in the warrant agreement). The valuation of the 2011 warrants is determined using the Black-Scholes Model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the 2011 warrants liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes Model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s common stock; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrants agreement. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of the Company’s common stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The risk-free rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the 2011 warrants liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to a fair value mark-to-market adjustment each reporting period. The calculated value of the 2011 warrants liability was determined using the Black-Scholes option-pricing model with the following assumptions:

	December 31, 2016	December 31, 2015
Risk free interest rate	0.85%	0.79%
Expected term	0.33 years	1.34 years
Expected volatility	100%	68%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Fair value, beginning of period	$1,008,363	$2,794,891	$1,819,562
Issuance of warrants	—	—	—
Exercise of warrants	—	(1,721,523)	(18,537)
Change in fair value	(886,137)	(65,005)	993,866

Fair value, end of period	$122,226	$1,008,363	$2,794,891

3.	Warrants Liability, at Fair Value (continued)

During 2016, none of the 2011 warrants were exercised. During 2015, 478,261 of the 2011 warrants were exercised, with proceeds to the Company of $621,739. During 2014, 12,696 of the 2011 warrants were exercised, with proceeds to the Company of $16,504. The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31:

	2016	2015
Prepaid research fees	$334,565	$915,194
Prepaid insurance	598,909	436,726
Prepaid pre-commercialization fees	35,500	90,248
Prepaid subscriptions fees	22,770	26,602
Prepaid rent	19,756	1,252
Other	36,444	34,716

Total prepaid expenses and other current assets	$1,047,944	$1,504,738

5.	Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2016	2015
Computer equipment	$27,915	$27,915
Furniture and equipment	177,061	102,533
Leasehold improvements	152,708	131,175

	357,684	261,623
Less: Accumulated depreciation	(113,480)	(70,074)

Total property and equipment, net	$244,204	$191,549

Depreciation expense was $43,406, $34,468, and $26,574, respectively, for the years ended December 31, 2016, 2015 and 2014.

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following as of December 31:

	2016	2015
Accrued preclinical and clinical trial expenses	$623,855	$332,905
Accrued professional fees	102,673	330,490
Accrued compensation and benefits	264,237	894,846
Accrued license fees	152,500	52,500
Deferred rent and lease incentive	18,094	18,093
Other	—	17,642

Current accrued expenses and other liabilities	1,161,359	1,646,476
Deferred rent and lease incentive—non-current	181,162	176,293

Non-current accrued expenses and other liabilities	181,162	176,293

Total accrued expenses and other liabilities	$1,342,521	$1,822,769

7.	Commitments and Contingencies

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

The Company has executed a non-cancellable operating lease agreement for its corporate office. The lease has free and escalating rent payment provisions. The Company recognizes rent expense under such lease on a straight-line basis over the term of the lease. As of December 31, 2016, future minimum lease payments under the operating lease agreement are as follows:

2017	$207,421
2018	213,644
2019	220,053
2020	226,655
2021	233,454
Thereafter	220,023

$1,321,250

In March 2015, the Company amended the lease to its corporate offices to obtain additional space for its expanding operations. The Company now leases approximately 5,200 square feet and the lease term now expires on 2022, although the Company has the right to terminate the lease in November 2017 based on the payment of an early termination fee. In connection with the expansion, approximately $131,000 of tenant build-out costs were funded and paid by the landlord through lease incentives. The lease incentives are being amortized over the term of the lease as a reduction of rent expense. The lease provides for fixed increases in minimum annual rent payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The differences between rent expense recorded and the amount paid is credited or charged to accrued expenses and other liabilities in the accompanying balance sheets. Rent expense was $201,920, $129,727, and $90,163 respectively, for the years ended December 31, 2016, 2015 and 2014.

There are no obligations under capital leases.

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

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of December 31, 2016, the Company has paid $411,590 in connection with the license and has accrued license fees of $152,500 and $52,500 as of December 31, 2016, and 2015, respectively, in the accompanying balance sheets for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial for CPP-115 or August 27, 2018.

8.	Agreements (continued)

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

As part of the License Agreement, the Company agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to the Company royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS). The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of both December 31, 2016, and 2015, the Company had paid BioMarin $3.8 million in the aggregate, related to expenses in connection with Firdapse® studies and trials.

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

d.

AGREEMENTS FOR DRUG DEVELOPMENT, PRECLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of drug and study placebo for the Company’s trials and studies, and for commercial requirements if any product is approved for commercialization, with contract research organizations (CRO) to conduct and monitor the Company’s trials and studies and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, these agreements are cancellable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

9.	Related Party Transactions

During the years ended December 31, 2016, 2015 and 2014, the Company paid approximately $10,000, $10,000, and $10,000, respectively, in consulting fees to members of the Company’s Scientific Advisory Board.

9.	Related Party Transactions (continued)

During 2015, the Company entered into a consulting agreement with one of its directors to serve as interim chief commercial officer during the period that the Company sought to fill that position. The consulting arrangement ended in September 2015 and the director received a total of $45,000 in consulting fees for those services.

The Company has an employment agreement with its Chief Executive Officer. Under this agreement, the CEO will receive an annual base salary of approximately $485,000 in 2017. This agreement expires in November 2018.

10.	Income Taxes

Due to the ongoing operating losses and the inability to recognize any income tax benefit, there is no provision for income taxes in any period presented in these financial statements. Since inception, the Company has only generated pretax losses.

The reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% to amounts included in the statements of operations is as follows:

	2016	2015	2014
Statutory rate	34.0%	34.0%	34.0%
State tax	3.4%	3.6%	3.7%
Valuation allowance	(44.7)%	(37.7)%	(35.5)%
Tax credit	6.16%	0.0%	0.0%
Other	1.14%	0.1%	(2.2)%

	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Net operating loss	$21,050,217	$18,684,232
Start-up cost	12,823,113	9,997,709
Tax credits	6,960,838	3,167,766
Deferred compensation	1,555,425	2,368,352
Other	207,133	90,705

Gross deferred tax asset	42,596,726	34,308,764
Valuation allowance	(42,596,726)	(34,308,764)

Net deferred tax assets	$0	$0

The Company’s deferred tax assets have been fully offset by a valuation allowance at December 31, 2016 and 2015 because the Company believes that it is more likely than not that the deferred tax asset will not be realized. The increase in the valuation allowance on the deferred tax assets was $8,287,962 and $9,413,647 for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, respectively, the Company had net operating loss carryforwards of approximately $56.3 million and $49.9 million available to reduce future taxable income, if any. The net operating loss carryforwards will expire at various dates beginning in 2023 and ending in 2036. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry-forwards may be subject to limitation. The effective tax rate of 0% in all periods presented differs from the statutory rate of 34% due to the valuation allowance and because the Company had no taxable income.

10.	Income Taxes (continued)

Beginning in 2010, the Company has received several orphan drug designations by the FDA for products currently under development. The orphan drug designations allow the Company to claim increased federal tax credits for certain research and development activities.

No interest or penalties were accrued through December 31, 2016. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is not subject to U.S federal, state and local tax examinations by tax authorities for any years before 2013. The Company is not currently under income tax examinations by any tax authorities.

11.	Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share at December 31, 2016 and 2015. No shares of preferred stock were outstanding at December 31, 2016 and 2015.

Common Stock

During 2015, the Company’s stockholders approved an increase in the Company’s authorized common stock par value $0.001 per share, from 100,000,000 shares to 150,000,000 shares. At December 31, 2016 and 2015, 82,972,316 and 82,850,619 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

2014 Shelf Registration Statement

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the U.S. Securities and Exchange Commission (SEC) to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. Approximately $33.8 million remains available under the 2014 Shelf Registration Statement, which will expire on March 19, 2017. The Company has to date conducted the following sales of its securities under the 2014 Shelf Registration Statement:

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

As of December 31, 2016, there is approximately $33.8 million available for future sale under the 2014 Shelf Registration Statement.

11.	Stockholders’ Equity (continued)

2016 Shelf Registration Statement

On December 23, 2016, the Company filed a Shelf Registration Statement on Form S-3 (the 2016 Shelf Registration Statement) with the SEC to sell up to approximately $33.8 million of common stock. The 2016 Shelf Registration Statement was filed to continue the registration of the remaining unsold allotment under the 2014 Shelf Registration Statement beyond its expiration date. The 2016 Shelf Registration Statement (file No. 333-215315) was declared effective by the SEC on January 9, 2017, and, now that the 2016 Shelf Registration Statement has become effective, the Company does not intend to issue any additional shares under the 2014 Shelf Registration Statement.

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

Warrant Exercises

No warrants were exercised during the year ended December 31, 2016. For the years ended December 31, 2015, and 2014, the Company issued an aggregate of 1,178,261 and 1,262,296 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $1,895,738 and $1,316,503, respectively.

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

On September 19, 2016, the Board of Directors unanimously approved, and on the same date the Company entered into Amendment No. 1 to the Stockholders Rights Plan (the “Amendment”). Under the terms of the Amendment, the outside expiration date of the rights plan has been extended from September 20, 2016 to September 20, 2019. Additionally, as part of the Amendment, the Board adopted a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company to increase the number of shares of Series A Junior Participating Preferred Stock of the Company available for issuance under the Rights Plan from 500,000 shares to 1.5 million shares.

12.	Stock Compensation Plans

Stock Options

The Company may issue stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, consultants and scientific advisors of the Company under the 2006 and 2014 Stock Incentive Plans (the 2006 Plan and the 2014 Plan or collectively, the Plans). At December 31, 2016, no shares remain available for future issuance under the 2006 Plan. Under the 2014 Plan, 6,000,000 shares were reserved for issuance and as of December 31, 2016, 2,076,667 shares remain available for future issuance.

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

During the years ended December 31, 2016, 2015, and 2014, options to purchase 75,000, 265,000, and 580,000 shares of the Company’s common stock were exercised with gross proceeds to the Company of $80,251, $390,351, and $522,000, respectively. Further, during the years ended December 31, 2016, 2015, and 2014, options to purchase 50,000, 984,608, and 185,000 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 20,030, 761,600, and 119,709 shares of the Company’s common stock, respectively.

During the years ended December 31, 2016, 2015 and 2014 the Company recorded non-cash stock-based compensation expense related to stock options totaling $1,760,591, $1,510,018, and $767,838, respectively.

During the years ended December 31, 2016 and 2015, the Company granted seven-year options to purchase an aggregate of 1,285,000 and 1,760,000 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants. During the year ended December 31, 2014, the Company granted five and seven-year options to purchase an aggregate of 1,305,000 shares of the Company’s common stock to certain of the Company’s officers, employees, directors and consultants.

Stock option activity under the Company’s Plans for the year ended December 31, 2016 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	4,250,000	$2.23
Granted	1,285,000	0.94
Exercised	(125,000)	0.83
Forfeited or cancelled	(360,000)	3.06
Expired	(390,000)	1.07

Outstanding at end of year	4,660,000	$1.94	4.66	$805,900

Exercisable at end of year	2,386,663	$2.02	3.44	$515,500

12.	Stock Compensation Plans (continued)

Other information pertaining to stock option activity during the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Weighted–average fair value of granted stock options	$0.62	$2.13	$2.41
Total fair value of vested stock options	$1,634,562	$1,307,895	$409,476
Total intrinsic value of exercised stock options	$42,000	$3,311,599	$1,339,100

The following table summarizes information about the Company’s options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.47 to $0.63	900,000	0.95	$0.47	875,000	0.95	$0.47
$0.64 to $0.82	1,060,000	6.45	$0.79	—	—	—
$0.83 to $2.67	1,260,000	5.65	$2.38	603,333	5.25	$2.41
$2.68 to $3.23	1,035,000	4.67	$3.11	751,665	4.67	$3.11
$3.24 to $4.64	405,000	5.03	$3.87	156,665	4.43	$3.94

	4,660,000	4.66	$1.94	2,386,663	3.44	$2.02

As of December 31, 2016, there was approximately $2,320,289 of unrecognized compensation expense related to non-vested stock option awards granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 4.66 years.

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

Assumptions used during the years were as follows:

	Year ended December 31,
	2016	2015	2014
Risk free interest rate	0.76% to 2.15%	1.00% to 2.13%	1.18% to 2.03%
Expected term	2 to 6 years	3 to 7 years	3 to 7 years
Expected volatility	100%	102%	115%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	—%	—%	—%

12.	Stock Compensation Plans (continued)

Restricted Stock Units

Under the 2014 Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three to four-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity during 2016, 2015, and 2014 was as follows:

	2016		2015		2014
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	53,334	$2.83	80,000	$2.83	—	$—
Granted	—	—	—	—	80,000	—
Vested	(26,667)	2.83	(26,666)	2.83	—	2.83
Forfeited	—	—	—	—	—	—

Nonvested balance at end of year	26,667	$2.83	53,334	$2.83	80,000	$2.83

During the years ended December 31, 2016, 2015 and 2014, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $75,494, $75,440, and $10,131, respectively.

13.	Benefit Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2016, 2015 and 2014, the Company’s matching contributions were approximately $59,000, $69,000 and $44,000, respectively.

14.	Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2016 and 2015:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$—	$—	$—	$—
Loss from operations	(6,237,536)	(4,814,452)	(3,914,014)	(4,314,199)
Change in fair value of warrants liability	733,356	152,783	(106,948)	106,946
Net loss	$(5,386,237)	$(4,568,914)	$(3,953,981)	$(4,163,320)
Loss per share—basic and diluted	$(0.07)	$(0.06)	$(0.05)	$(0.05)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$—	$—	$—	$—
Loss from operations	(4,291,915)	(4,897,330)	(5,017,428)	(6,191,679)
Change in fair value of warrants liability	(1,180,278)	333,956	521,731	389,596
Net loss	$(5,410,259)	$(4,558,503)	$(4,449,038)	$(5,815,158)
Loss per share—basic and diluted	$(0.07)	$(0.06)	$(0.05)	$(0.07)

Quarterly basic and diluted net loss per common share were computed independently for each quarter and do not necessarily total to the full year basic and diluted net loss per common share.