Form 10-Q
period 2017-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2017-05-10
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 83,786,229 shares of common stock, $0.001 par value per share, were outstanding as of May 5, 2017.

CATALYST PHARMACEUTICALS, INC.

CATALYST PHARMACEUTICALS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,981,044	$13,893,064
Short-term investments	26,545,898	26,512,753
Prepaid expenses and other current assets	929,862	1,047,944

Total current assets	37,456,804	41,453,761
Property and equipment, net	231,246	244,204
Deposits	8,888	8,888

Total assets	$37,696,938	$41,706,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$917,928	$933,176
Accrued expenses and other liabilities	987,612	1,161,359

Total current liabilities	1,905,540	2,094,535

Accrued expenses and other liabilities, non-current	175,992	181,162
Warrants liability, at fair value	519,461	122,226

Total liabilities	2,600,993	2,397,923

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 82,972,316 shares issued and outstanding at both March 31, 2017 and December 31, 2016	82,972	82,972
Additional paid-in capital	148,128,172	147,374,028
Accumulated deficit	(113,115,199)	(108,148,070)

Total stockholders’ equity	35,095,945	39,308,930

Total liabilities and stockholders’ equity	$37,696,938	$41,706,853

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues	$—	$—

Operating costs and expenses:
Research and development	2,813,929	3,546,391
General and administrative	1,865,942	2,691,145

Total operating costs and expenses	4,679,871	6,237,536

Loss from operations	(4,679,871)	(6,237,536)
Other income, net	109,977	117,943
Change in fair value of warrants liability	(397,235)	733,356

Loss before income taxes	(4,967,129)	(5,386,237)
Provision for income taxes	—	—

Net loss	$(4,967,129)	$(5,386,237)

Net loss per share – basic and diluted	$(0.06)	$(0.07)

Weighted average shares outstanding – basic and diluted	82,972,316	82,860,083

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2017

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2016	$—	$82,972	$147,374,028	$(108,148,070)	$39,308,930
Issuance of stock options for services	—	—	735,536	—	735,536
Amortization of restricted stock for services	—	—	18,608	—	18,608
Net loss	—	—	—	(4,967,129)	(4,967,129)

Balance at March 31, 2017	$—	$82,972	$148,128,172	$(113,115,199)	$35,095,945

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended, March 31,
	2017	2016
Operating Activities:
Net loss	$(4,967,129)	$(5,386,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,958	13,198
Stock-based compensation	754,144	457,969
Change in fair value of warrants liability	397,235	(733,356)
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	118,082	480,846
Increase (decrease) in:
Accounts payable	(15,248)	(542,654)
Accrued expenses and other liabilities	(178,917)	(219,984)

Net cash used in operating activities	(3,878,875)	(5,930,218)

Investing Activities:
Purchase of short-term investments	(33,145)	(65,201)
Purchase of certificates of deposit	—	(370)

Net cash used in investing activities	(33,145)	(65,571)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	—	(11,265)

Net cash (used in) provided by financing activities	—	(11,265)

Net increase (decrease) in cash and cash equivalents	(3,912,020)	(6,007,054)
Cash and cash equivalents - beginning of period	13,893,064	28,235,016

Cash and cash equivalents - end of period	$9,981,044	$22,227,962

The accompanying notes are an integral part of these financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. (the Company) is a development-stage biopharmaceutical company focused on developing and commercializing innovating therapies for people with rare debilitating diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS) and infantile spasms.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through March 31, 2017. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

Capital Resources

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the U.S. Securities and Exchange Commission (SEC) to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014. The Company has conducted two registered direct offerings under the 2014 Shelf Registration Statement. (See Note 9). The 2014 Shelf Registration Statement, expired on March 19, 2017.

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

a.

INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The balance sheet as of December 31, 2016 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 included in the 2016 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period or for the full 2017 fiscal year.

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

d.

SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of March 31, 2017 and December 31, 2016, short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at March 31, 2017 and December 31, 2016 are considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Unrealized gains for the three months ended March 31, 2017 and 2016 were $29,430 and $58,861 respectively, and are included in other income, net in the accompanying statements of operations.

e.

PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid insurance, prepaid pre-commercialization expenses and prepaid subscription fees. Prepaid research fees consist of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

f.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At March 31, 2017 and December 31, 2016, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using
	Balances as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,868,419	$9,868,419	$—	$—

Short-term investments	$26,545,898	$26,545,898	$—	$—

Warrants liability	$519,461	$—	$—	$519,461

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$13,395,759	$13,395,759	$—	$—

Short-term investments	$26,512,753	$26,512,753	$—	$—

Warrants liability	$122,226	$—	$—	$122,226

2.	Basis of Presentation and Significant Accounting Policies (continued).

h.

WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provides the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occur. The fair value of the warrants liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the “Change in fair value of warrants liability” line in the statement of operations. As of both March 31, 2017 and December 31, 2016, 763,913 of the 2011 warrants remained outstanding. The 2011 warrants expired on May 2, 2017. See Note 11.

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

As of March 31, 2017, there were outstanding stock options to purchase 6,088,333 shares of common stock, of which stock options to purchase 2,636,662 shares of common stock were exercisable as of March 31, 2017.

For the three-month periods ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2017	2016
Research and development	$206,352	$93,783
General and administrative	547,792	364,186

Total stock-based compensation	$754,144	$457,969

j.

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

k.

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

	March 31,
	2017	2016
Options to purchase common stock	6,088,333	4,345,000
Warrants to purchase common stock	2,407,663	2,407,663
Unvested restricted stock	26,667	53,334

Potential equivalent common stock excluded	8,522,663	6,805,997

Potentially dilutive options to purchase common stock as of both March 31, 2017 and 2016 have exercise prices ranging from $0.47 to $4.64. Potentially dilutive warrants to purchase common stock as of both March 31, 2017 and 2016 have exercise prices ranging from $1.04 to $2.08 and expire in periods between May 2017 and August 2017.

l.

RECENTLY ISSUED ACCOUNTING STANDARDS. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on its financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the changes are effective for reporting periods (annual and interim) beginning after December 15, 2016. The Company adopted this standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

3.	Warrants Liability, at Fair Value.

2011 Warrants

The Company allocated approximately $1.3 million of proceeds from its October 2011 registered direct offering to the fair value of common stock purchase warrants issued in connection with the offering that are classified as a liability (the 2011 warrants). The 2011 warrants are classified as a liability because of provisions in such warrants that allow for the net cash settlement of such warrants in the event of certain fundamental transactions (as defined in the warrant agreement). The valuation of the 2011 warrants is determined using the Black-Scholes Model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the 2011 warrants liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes Model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining expected term of the warrants; the volatility of the Company’s common stock; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrants agreement. The annual rate of dividends is based on the Company’s historical practice of not granting dividends.

3.	Warrants Liability, at Fair Value (continued).

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

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

	March 31, 2017	December 31, 2016
Risk free interest rate	1.03%	0.85%
Expected term	0.09 years	0.33 years
Expected volatility	110%	100%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Fair value, beginning of period	$122,226	$1,008,363
Issuance of warrants	—	—
Exercise of warrants	—	—
Change in fair value	397,235	(733,356)

Fair value, end of period	$519,461	$275,007

During both the three months ended March 31, 2017 and 2016 none of the 2011 warrants were exercised. The Company recognizes the change in the fair value of the warrants liability as a non-operating income or loss in the accompanying statements of operations.

4.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	March 31, 2017	December 31, 2016
Prepaid research fees	$303,898	$334,565
Prepaid insurance	457,487	598,909
Prepaid pre-commercialization fees	—	35,500
Prepaid subscription fees	91,095	22,770
Prepaid rent	19,906	19,756
Other	57,476	36,444

Total prepaid expenses and other current assets	$929,862	$1,047,944

5.	Property and Equipment, net.

Property and equipment, net consists of the following:

	March 31, 2017	December 31, 2016
Computer equipment	$27,915	$27,915
Furniture and equipment	177,061	177,061
Leasehold improvements	152,708	152,708

	357,684	357,684
Less: Accumulated depreciation	(126,438)	(113,480)

Total property and equipment, net	$231,246	$244,204

Depreciation expense was $12,958 and $13,198, respectively, for the three-month periods ended March 31, 2017 and 2016.

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2017	December 31, 2016
Accrued pre-clinical and clinical trial expenses	$571,624	$623,855
Accrued professional fees	124,653	102,673
Accrued compensation and benefits	85,534	264,237
Accrued license fees	178,750	152,500
Deferred rent and lease incentive	19,328	18,094
Other	7,723	—

Current accrued expenses and other liabilities	987,612	1,161,359

Deferred rent and lease incentive - non-current	175,992	181,162

Non-current accrued expenses and other liabilities	175,992	181,162

Total accrued expenses and other liabilities	$1,163,604	$1,342,521

7.	Commitments and Contingencies.

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

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of March 31, 2017, the Company has paid $411,590 in connection with the license and has accrued license fees of $178,750 in the accompanying March 31, 2017 balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement, if the Company does not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial for CPP-115 or August 27, 2018.

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

As part of the License Agreement, the Company agreed: (i) to pay BioMarin royalties for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; (ii) to pay to the third-party licensor of the rights sublicensed to us royalty payments for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year; and (iii) to pay certain milestone payments that BioMarin is obligated to pay (approximately $2.6 million of which will be due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and approximately $7.2 million of which will be due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS). The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of March 31, 2017, the Company had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

d.

AGREEMENTS FOR DRUG DEVELOPMENT, PRE-CLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of drug and study placebo for the Company’s trials and studies, with contract research organizations (CRO) to conduct and monitor the Company’s trials and studies, and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, these agreements are cancellable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

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

2014 Shelf Registration Statement

On January 31, 2014, the Company filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the SEC to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014 and expired on March 19, 2017. The Company conducted the following sales under the 2014 Shelf Registration Statement:

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

Warrant Exercises

No warrants were exercised during both the three months ended March 31, 2017 and 2016.

10.	Stock Compensation.

Stock Options

During the three-month periods ended March 31, 2017 and 2016, the Company granted seven-year options to purchase an aggregate of 1,520,000 and 155,000 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $735,536 and $439,206 respectively, during the three-month periods ended March 31, 2017 and 2016. During the three-month periods ended March 31, 2017 and 2016, respectively, 255,000 and 56,665 options vested.

No stock options were exercised during both the three months ended March 31, 2017 and 2016.

As of March 31, 2017, there was approximately $2,820,000 of unrecognized compensation expense related to non-vested stock compensation awards granted under the 2006 and 2014 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 1.69 years.

Restricted Stock Units

No restricted stock units were granted during the three months ended March 31, 2017 and 2016. The Company recorded stock-based compensation related to restricted stock units totaling $18,608 and $18,763, respectively, during the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, there was approximately $47,000 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.62 years.

11.	Subsequent Events.

Subsequent to quarter-end, the Company issued 813,913 shares of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, raising gross proceeds of $1.0 million. On May 2, 2017, the 2011 warrants expired.

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

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our financial statements for the first quarter of fiscal 2017.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2017 as compared to the same period ended March 31, 2016.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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

The chemical entity, amifampridine (3,4-diaminopyridine or 3,4-DAP), has never been approved by the FDA for any indication. Because Firdapse® has been granted Orphan Drug designation for the treatment of LEMS, CMS and MG by the FDA, the product is also eligible to receive seven years of marketing exclusivity for either or all of these indications. Further, if we are the first pharmaceutical company to obtain approval for an amifampridine product, of which there can be no assurance, we will be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication, running concurrently with the seven years of orphan marketing exclusivity described above (if both exclusivities are granted).

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

During 2014, we established an expanded access program (EAP) to make Firdapse® available to any patients diagnosed with LEMS, CMS, or Downbeat Nystagmus in the United States, who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients for free until sometime after new drug application (NDA) approval, should we receive such approval (of which there can be no assurance). We continue to inform neuromuscular physicians on the availability of the Firdapse® EAP and also to work with various rare disease advocacy organizations to inform patients and other physicians about the program.

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

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse®. To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial at four academic centers of up to 10 subjects in the pediatric CMS population, ages 2 to 17. However, after considering comments from the FDA, we determined to enroll both adult and pediatric subjects with CMS in this trial and to expand the number of subjects to be evaluated in the trial to an aggregate of approximately 20 subjects. We also added a fifth trial site for this study and we may add one or more additional sites in the future if circumstances warrant. Details of this trial are available on www.clinicaltrials.gov (NCT02562066).

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

In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-MG. MuSK- MG, an ultra-rare sub-population of MG patients, is a debilitating neuromuscular disease, and there are currently no FDA approved therapies for this specific form of MG. Seven patients participated in this proof-of-concept trial. We provided study drug, placebo and financial support for this study.

On March 15, 2017, we reported top-line results from this trial. Both of the co-primary efficacy endpoints of change from baseline (CFB) in total Quantitative Myasthenia Gravis (QMG) score (p=0.0003) and CFB in total Myasthenia Gravis Activities of Daily Living (MG-ADL) score (p=0.0006) were statistically and clinically significant in this trial. Several secondary efficacy measures also achieved statistical significance. Amifampridine phosphate was well tolerated in this population of patients.

We intend to discuss with the FDA conducting a registration trial in the United States evaluating Firdapse® for the treatment of patients with MuSK- MG. There can be no assurance that future clinical trials that we initiate to evaluate Firdapse® for this indication will be successful, or whether we can obtain the resources available to fund any such registration trial. Further, there can also be no assurance that the FDA will ever approve Firdapse® for this indication.

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

•	CPP-115

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

We are currently refining our development plans for this product. Once the refinement of our development plans is completed, and subject to the then availability of funding, we plan to take the steps to complete the work required to make our drug candidate Phase 2 ready. We are also working with one or more potential investigators who have expressed an interest in evaluating our product for particular indications (particularly infantile spasms). We are also continuing to seek a partner to work with us in furthering the development of CPP-115, although no agreements have been entered into to date.

There can be no assurance that we will ever successfully commercialize CPP-115.

•	Generic Sabril®

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

•	Our estimates regarding anticipated capital requirements and our need for additional funding;

•

the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine (3,4-DAP) for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), or any other indication, before we do;

•	whether the clinical studies or trials that are required to be completed before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or will be successful;

•	whether any NDA that we may submit for Firdapse®, or whether even if any NDA that we may submit is accepted for filing by the FDA, will be granted a priority review;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization for any of the submitted indications;

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

•	whether any future trial that we undertake evaluating Firdapse® for the treatment of MuSK-MG will be successful and whether we can obtain the funding required for such trial;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, Tourette’s Disorder or any other indication;

•	whether we can successfully design and complete a bioequivalence study of our version of vigabatrin compared to Sabril® that is acceptable to the FDA;

•	whether any abbreviated new drug application (ANDA) that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies and whether our trials and studies will be successful;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	whether our estimate of the pricing of our drug candidates, if approved, and our estimates of the size of the market for our drug candidates will turn out to be accurate; and

•	changes in the healthcare industry occasioned by any future repeal and replacement of the Affordable Care Act, or changes in the healthcare industry generally.

Available Capital Resources

Based on forecasts of available cash, we currently believe that we have sufficient resources to fund our operations for at least the next 12 months. However, we will require additional funding to support our operations beyond that time. There can be no assurance that we will obtain the additional funding or that we will ever be in a position to commercialize any of our drug candidates. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of presentation

Revenues.

We are a development stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive approval of our drug candidates, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.

Research and development expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109 (our version of vigabatrin), CPP-115 and Firdapse®, and we expect this to continue for the foreseeable future.

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

General and administrative expenses.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, pre-commercialization costs, and professional fees for legal, information technology, accounting and consulting services.

Stock-based compensation.

We recognize expense for the fair value of all stock-based awards to employees, directors, scientific advisors and consultants in accordance with U.S. GAAP. For stock options, we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Warrants Liability.

We issued warrants to purchase shares of our common stock as part of an equity financing that we completed in October 2011. In accordance with U.S. GAAP, we have recorded the fair value of these warrants as a liability in the accompanying balance sheets at March 31, 2017 and December 31, 2016 using a Black-Scholes option-pricing model. We will remeasure the fair value of this warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability are reported in the statements of operations as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants. These warrants expired on May 2, 2017.

Income taxes.

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2017 and December 31, 2016, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Non-GAAP Financial Measures.

We prepare our financial statements and footnotes thereto which accompany this report in accordance with U.S. GAAP (GAAP). To supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or in our communications with investors. Non-GAAP measures are provided as additional information and not as an alternative to our financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures that we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2016 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for research and development expenses and stock-based compensation, measurement of fair value, fair value of warrants liability, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.

Results of Operations

Revenues.

We had no revenues for the three-month periods ended March 31, 2017 and 2016.

Research and Development Expenses.

Research and development expenses for the three-month periods ended March 31, 2017 and 2016 were $2,813,929 and $3,546,391, respectively, including stock-based compensation expense in each of the three-month periods of $206,352 and $93,783, respectively. Research and development expenses, in the aggregate, represented approximately 60% and 57% of total operating costs and expenses for the three-month periods ended March 31, 2017 and 2016, respectively. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees.

Expenses for research and development for the three months ended March 31, 2017, excluding stock-based compensation, decreased compared to amounts expended in the same period in 2016. Research and development expenses in the first quarter of 2016 primarily included, among other items, (i) regulatory affairs and legal costs associated with the receipt of the refusal to file letter in February 2016, (ii) costs relating to the close-out of our first Phase 3 trial evaluating Firdapse® for the treatment of LEMS, and (iii) costs incurred to build up inventory to launch Firdapse® in the summer of 2016 (which did not occur as anticipated). Research and development expenses in the first quarter of 2017 primarily included, among other items, costs associated with our ongoing second Phase 3 trial evaluating Firdapse® for the treatment of LEMS and our ongoing clinical trial evaluating Firdapse® for the treatment of CMS. We expect that research and development costs will continue to be substantial during the balance of 2017 as we complete our second Phase 3 trial evaluating Firdapse® for the treatment of LEMS and our clinical trial evaluating Firdapse® for the treatment of CMS, and we prepare for the submission of an NDA for Firdapse®.

Selling and Marketing Expenses.

We had no selling expenses during the three-month periods ended March 31, 2017 and 2016. We have been incurring pre-commercialization costs, tied to our preparation for future sales and marketing efforts, as we move towards the potential commercialization of Firdapse®. These costs are principally for personnel, and their related activities. Pre-commercialization costs are included in general and administrative expenses.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $1,865,942 and $2,691,145, respectively, including stock-based compensation expense in each of the three-month periods ending March 31, 2017 and 2016 of $547,792 and $364,186, respectively. General and administrative expenses represented 40% and 43% of total operating costs and expenses for the three months ended March 31, 2017 and 2016, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2017 when compared to the same period in 2016 is primarily due to decreased employee costs due to a reduction in headcount, and a decrease in recruiting expenses and consulting costs for pre-commercialization activities. We expect that general and administrative costs will remain consistent with the amount incurred in the first quarter of 2017 for the balance of 2017

Stock-Based Compensation.

Total stock-based compensation for the three-month periods ended March 31, 2017 and 2016 were $754,144 and $457,969, respectively. The increase in stock-based compensation for the three-month periods ended March 31, 2017 when compared to the same period in 2016, is primarily due to the expense of options granted to employees and directors during the first quarter of 2017.

Change in fair value of warrants liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. The fair value of the portion of these warrants which remain outstanding is recorded in the liability section of the balance sheet and was estimated at $519,461 and $122,226 at March 31, 2017 and December 31, 2016, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the statements of operations. For the three months ended March 31, 2017 and 2016, we recognized a loss of $397,235 and a gain of $733,356, respectively, due to the change in the fair value of the warrants liability. The loss during the three months ended March 31, 2017 was principally a result of the increase of our stock price between December 31, 2016 and March 31, 2017. The gain during the three months ended March 31, 2016 was principally a result of the decrease of our stock price between December 31, 2015 and March 31, 2016. We believe, future changes in the fair value of the warrants liability will be due primarily to fluctuations in the value of our common stock and the timing of warrant exercises. These warrants expired on May 2, 2017.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. The slight decrease in other income, net for the three months ended March 31, 2017 when compared to the same period in 2016 is due to lower average investment balances from funding working capital. Other income, net, consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest bearing obligations and short-term bond funds.

Income taxes.

We have incurred net operating losses since inception. For the three-month periods ended March 31, 2017 and 2016, we have applied a 100% valuation allowance against our deferred tax asset as we believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $4,967,129 for the three months ended March 31, 2017 ($0.06, per basic and diluted share) as compared to a net loss of $5,386,237, for the three months ended March 31, 2016 ($0.07 per basic and diluted share).

Non-GAAP Net Loss.

Our non-GAAP net loss, which excludes for the three months ended March 31, 2017 and 2016 a loss of $397,235 and a gain of $733,356, respectively, associated with the change in the fair value of liability classified warrants, was $4,569,894 and $6,119,593 for the three months ended March 31, 2017 and 2016, respectively ($0.06 and $0.07, respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At March 31, 2017, we had cash and cash equivalents and short-term investments aggregating $36.5 million and working capital of $35.6 million. At December 31, 2016, we had cash and cash equivalents and short-term investments aggregating $40.4 million and working capital of $39.4 million. At March 31, 2017, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

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

Based on forecasts of available cash, we currently believe that we have sufficient resources to fund our operations for at least the next 12 months. These expectations are based on current information available to us. We will also require additional working capital to support our operations beyond that time.

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

We plan to raise additional funds to support our product development activities and working capital requirements, through public or private equity offerings, debt financings, corporate collaborations or other means. We also may seek governmental grants for a portion of the required funding for our clinical trials and preclinical trials. We may also seek to raise capital to fund additional product development efforts or product acquisitions, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

On December 23, 2016, we filed a Shelf Registration Statement on Form S-3 (the 2016 Shelf Registration Statement) with the SEC to sell up to approximately $33.8 million of common stock. The 2016 Shelf Registration Statement (file No. 333-215315) was declared effective by the SEC on January 9, 2017. We have made no sales under the 2016 Shelf Registration Statement.

As of the date of this Form 10-Q, the full amount of our 2016 Shelf Registration Statement remains available for future sales. However, if our public float (the market value of our common stock held by non-affiliate stockholders) were to fall below $75 million, we would be subject to a further limitation under which we could sell no more than one-third (1/3) of our public float during any 12-month period. Further, the number of shares that we can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

On January 31, 2014, we filed a Shelf Registration Statement on Form S-3 (the 2014 Shelf Registration Statement) with the U.S. Securities and Exchange Commission (SEC) to sell up to $100 million of common stock. This registration statement (file No. 333-193699) was declared effective by the SEC on March 19, 2014 and expired on March 19, 2017. We completed two offerings under the 2014 Shelf Registration Statement:

•	On April 3, 2014, we raised net proceeds of approximately $26.7 million from the sale of 13,023,750 shares of our common stock; and

•	On February 4, 2015, we raised net proceeds of approximately $34.9 million from the sale of 11,500,000 shares of our common stock.

Cash Flows.

Net cash used in operating activities was $3,878,875 and $5,930,218, respectively, for the three-month periods ended March 31, 2017 and 2016. During the three months ended March 31, 2017, net cash used in operating activities was primarily attributable to our net loss of $4,967,129, and decreases of $15,248 in accounts payable and $178,917 in accrued expenses and other liabilities. This was partially offset by a $118,082 decrease in prepaid expenses and other current assets and deposits, $397,235 of non-cash change in fair value of warrants liability and $767,102 of other non-cash expenses. During the three months ended March 31, 2016, net cash used in operating activities was primarily attributable to our net loss of $5,386,237, decreases of $542,654 in accounts payable and $219,984 in accrued expenses and other liabilities and $733,356 of non-cash change in fair value of warrants liability. This was partially offset by a $480,846 decrease in prepaid expenses and other current assets and deposits and $471,167 of other non-cash expenses. Such additional non-cash expenses consist of depreciation and stock-based compensation expense.

Net cash used in investing activities was $33,145 and $65,571, respectively, for the three-month periods ended March 31, 2017 and 2016; consisting primarily of purchases of short-term investments.

Net cash used in financing activities during the three months ended March 31, 2017 was $0. Net cash used in financing activities during the three months ended March 31, 2016 was $11,265, for payment of employee withholding tax related to stock-based compensation.

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

•

Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $411,590, had accrued liabilities of $178,750, at March 31, 2017 in the accompanying balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial of CPP-115 or August 27, 2018.

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

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization for any of the submitted indications;

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

•	whether any future trial that we undertake evaluating Firdapse® for the treatment of MuSK-MG will be successful and whether we can obtain the funding required for such trial;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, Tourette’s Disorder or any other indication;

•	whether we can successfully design and complete a bioequivalence study of our version of vigabatrin compared to Sabril® that is acceptable to the FDA;

•	whether any abbreviated new drug application (ANDA) that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

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

•

what pricing we will be able to achieve with respect to our drug products and the impact of public scrutiny and potential changes in the law that might affect the pricing of drug products generally, and our products and orphan drugs in particular;

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

Our market risks during the three months ended March 31, 2017 have not materially changed from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the three months ended March 31, 2017, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2016 Annual Report on Form 10–K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: May 10, 2017

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