Form 10-Q
period 2017-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2017-11-08
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 85,234,979 shares of common stock, $0.001 par value per share, were outstanding as of November 3, 2017.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,328,984	$13,893,064
Short-term investments	26,577,501	26,512,753
Prepaid expenses and other current assets	510,492	1,047,944

Total current assets	34,416,977	41,453,761
Property and equipment, net	205,450	244,204
Deposits	8,888	8,888

Total assets	$34,631,315	$41,706,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,081,608	$933,176
Accrued expenses and other liabilities	1,655,986	1,161,359

Total current liabilities	2,737,594	2,094,535

Accrued expenses and other liabilities, non-current	164,516	181,162
Warrants liability, at fair value	—	122,226

Total liabilities	2,902,110	2,397,923

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 85,234,979 shares and 82,972,316 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	85,235	82,972
Additional paid-in capital	152,816,719	147,374,028
Accumulated deficit	(121,172,749)	(108,148,070)

Total stockholders’ equity	31,729,205	39,308,930

Total liabilities and stockholders’ equity	$34,631,315	$41,706,853

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating costs and expenses:
Research and development	$2,704,923	$2,493,999	$7,970,603	$8,549,287
General and administrative	1,601,785	1,420,015	5,197,247	6,416,715

Total operating costs and expenses	4,306,708	3,914,014	13,167,850	14,966,002

Loss from operations	(4,306,708)	(3,914,014)	(13,167,850)	(14,966,002)
Other income, net	129,059	66,981	330,075	277,679
Change in fair value of warrants liability	—	(106,948)	(186,904)	779,191

Loss before income taxes	(4,177,649)	(3,953,981)	(13,024,679)	(13,909,132)
Provision for income taxes	—	—	—	—

Net loss	$(4,177,649)	$(3,953,981)	$(13,024,679)	$(13,909,132)

Net loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.16)	$(0.17)

Weighted average shares outstanding – basic and diluted	84,797,969	82,870,649	83,898,724	82,867,140

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the nine months ended September 30, 2017

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2016	$—	$82,972	$147,374,028	$(108,148,070)	$39,308,930
Issuance of common stock, net	—	5	3,945	—	3,950
Issuance of stock options for services	—	—	1,866,005	—	1,866,005
Amortization of restricted stock for services	—	—	56,446	—	56,446
Exercise of warrants for common stock	—	2,258	3,516,295	—	3,518,553
Net loss	—	—	—	(13,024,679)	(13,024,679)

Balance at September 30, 2017	$—	$85,235	$152,816,719	$(121,172,749)	$31,729,205

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net loss	$(13,024,679)	$(13,909,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,754	31,442
Stock-based compensation	1,922,451	1,347,440
Change in fair value of warrants liability	186,904	(779,191)
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	537,452	1,193,883
Increase (decrease) in:
Accounts payable	148,432	(738,803)
Accrued expenses and other liabilities	477,981	(697,403)

Net cash used in operating activities	(9,712,705)	(13,551,764)

Investing Activities:
Capital expenditures	—	(88,931)
Purchase of short-term investments	(64,748)	(94,154)
Proceeds (purchase) of certificates of deposit	—	3,149,198

Net cash provided by (used in) investing activities	(64,748)	2,966,113

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	—	(11,265)
Proceeds from exercise of warrants	3,209,423	—
Proceeds from exercise of stock options	3,950	—

Net cash provided by (used in) financing activities	3,213,373	(11,265)

Net increase (decrease) in cash and cash equivalents	(6,564,080)	(10,596,916)
Cash and cash equivalents – beginning of period	13,893,064	28,235,016

Cash and cash equivalents – end of period	$7,328,984	$17,638,100

Supplemental disclosures of non-cash investing and financing activity
Exercise of liability classified warrants for common stock	$309,130	$—

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. (the Company) is a development-stage biopharmaceutical company focused on developing and commercializing innovating therapies for people with rare debilitating, chronic neuromuscular and neurological diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), MuSK antibody positive myasthenia gravis, and infantile spasms.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through September 30, 2017. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 9.

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

2.	Basis of Presentation and Significant Accounting Policies.

a.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2016 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 included in the 2016 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period or for the full 2017 fiscal year.

2.	Basis of Presentation and Significant Accounting Policies (continued).

b.	PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary Catalyst Pharmaceuticals Ireland, Ltd. (“Catalyst Ireland”). All intercompany accounts and transactions have been eliminated in consolidation. Catalyst Ireland was organized in August 2017.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. These amounts at times may exceed federally insured limits.

e.	SHORT-TERM INVESTMENTS. The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investments. As of September 30, 2017, and December 31, 2016, short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation. Short-term investments at September 30, 2017 and December 31, 2016 are considered trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. Unrealized gain for the three and nine months ended September 30, 2017 were $29,431 and $58,861, respectively. Unrealized gain for the three and nine months ended September 30, 2016 were $0 and $88,291, respectively, and are included in other income, net in the accompanying consolidated statements of operations.

f.	PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid pre-commercialization expenses, prepaid insurance and prepaid subscription fees. Prepaid research fees consist of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

g.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At September 30, 2017 and December 31, 2016, the fair value of these instruments approximated their carrying value.

h.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that it believes market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

	Fair Value Measurements at Reporting Date Using
	Balances as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$6,646,164	$6,646,164	$—	$—

Short-term investments	$26,577,501	$26,577,501	$—	$—

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$13,395,759	$13,395,759	$—	$—

Short-term investments	$26,512,753	$26,512,753	$—	$—

Warrants liability	$122,226	$—	$—	$122,226

i.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provided the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occurred. The fair value of the warrants liability was estimated using the Black-Scholes Model which required inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions were reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants were recognized each reporting period in the “Change in fair value of warrants liability” line in the consolidated statement of operations. At September 30, 2017, none of the 2011 warrants remained outstanding and at December 31, 2016, 763,913 of the 2011 warrants remained outstanding.

2.	Basis of Presentation and Significant Accounting Policies (continued).

j.	STOCK-BASED COMPENSATION. The Company recognizes expense in the consolidated statement of operations for the fair value of all stock-based payments to employees, directors, scientific advisors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.

As of September 30, 2017, there were outstanding stock options to purchase 6,085,000 shares of common stock, of which stock options to purchase 3,501,664 shares of common stock were exercisable as of September 30, 2017.

For the three and nine-month periods ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$192,796	$185,122	$622,700	$443,297
General and administrative	336,942	347,080	1,299,751	904,143

Total stock-based compensation	$529,738	$532,202	$1,922,451	$1,347,440

k.	COMPREHENSIVE INCOME (LOSS). U.S. GAAP require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. For all periods presented, the Company’s net loss equals comprehensive loss, since the Company has no items which are considered other comprehensive income (loss).

l.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30,
	2017	2016
Options to purchase common stock	6,085,000	5,150,000
Warrants to purchase common stock	—	2,407,663
Unvested restricted stock	26,667	53,334

Potential equivalent common stock excluded	6,111,667	7,610,997

Potentially dilutive options to purchase common stock as of both September 30, 2017 and 2016 have exercise prices ranging from $0.47 to $4.64. Potentially dilutive warrants to purchase common stock as of September 30, 2016 had exercise prices ranging from $1.04 to $2.08.

2.	Basis of Presentation and Significant Accounting Policies (continued).

m.	RECENTLY ISSUED ACCOUNTING STANDARDS. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the changes are effective for reporting periods (annual and interim) beginning after December 15, 2016. The Company adopted this standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period, applied prospectively on or after the effective date. The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements; however, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

3.	Warrants Liability, at Fair Value.

2011 Warrants

The Company allocated approximately $1.3 million of proceeds from its October 2011 registered direct offering to the fair value of common stock purchase warrants issued in connection with the offering that were classified as a liability (the 2011 warrants). The 2011 warrants were classified as a liability because of provisions in such warrants that allowed for the net cash settlement of such warrants in the event of certain fundamental transactions (as defined in the warrant agreement). The valuation of the 2011 warrants was determined using the Black-Scholes Model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company had determined that the 2011 warrants liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes Model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s common stock; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term were readily observable in the warrants agreement. The annual rate of dividends was based on the Company’s historical practice of not granting dividends. The closing price of the Company’s common stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The risk-free rate of return was a Level 2 input, while the historical volatility was a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input was a Level 3, the Company determined the 2011 warrants liability was most appropriately classified within Level 3 of the fair value hierarchy. This liability was subject to a fair value mark-to-market adjustment each reporting period.

3.	Warrants Liability, at Fair Value (continued).

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

December 31, 2016
Risk free interest rate	0.85%
Expected term	0.33 years
Expected volatility	100%
Expected dividend yield	0%
Expected forfeiture rate	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the three and nine-month periods ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fair value, beginning of period	$—	$122,224	$122,226	$1,008,363
Issuance of warrants	—	—	—	—
Exercise of warrants	—	—	(309,130)	—
Change in fair value	—	106,948	186,904	(779,191)

Fair value, end of period	$—	$229,172	$—	$229,172

On May 2, 2017, the outstanding and unexercised 2011 warrants expired. During the nine months ended September 30, 2017, 613,913 of the 2011 warrants were exercised, with proceeds of $798,087 to the Company. During the three and nine months ended September 30, 2016, none of the 2011 warrants were exercised.

4.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	September 30, 2017	December 31, 2016
Prepaid research fees	$310,331	$334,565
Prepaid insurance	91,514	598,909
Prepaid pre-commercialization fees	—	35,500
Prepaid subscription fees	37,816	22,770
Prepaid rent	20,550	19,756
Other	50,281	36,444

Total prepaid expenses and other current assets	$510,492	$1,047,944

5.	Property and Equipment, net.

Property and equipment, net consists of the following:

	September 30, 2017	December 31, 2016
Computer equipment	$27,915	$27,915
Furniture and equipment	177,061	177,061
Leasehold improvements	152,708	152,708

	357,684	357,684
Less: Accumulated depreciation	(152,234)	(113,480)

Total property and equipment, net	$205,450	$244,204

5.	Property and Equipment, net (continued).

Depreciation expense was $12,839 and $38,754, respectively, for the three and nine-month periods ended September 30, 2017 and $9,482 and $31,442 for the three and nine-month periods ended September 30, 2016, respectively.

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued pre-clinical and clinical trial expenses	$1,143,942	$623,855
Accrued professional fees	110,812	102,673
Accrued compensation and benefits	139,999	264,237
Accrued license fees	226,250	152,500
Deferred rent and lease incentive	22,424	18,094
Other	12,559	—

Current accrued expenses and other liabilities	1,655,986	1,161,359
Deferred rent and lease incentive—non-current	164,516	181,162

Non-current accrued expenses and other liabilities	164,516	181,162

Total accrued expenses and other liabilities	$1,820,502	$1,342,521

7.	Commitments and Contingencies.

a.	LICENSE AGREEMENT WITH NORTHWESTERN UNIVERSITY. On August 27, 2009, the Company entered into a license agreement with Northwestern University (Northwestern), under which it acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin that have been discovered by Northwestern. Under the terms of the license agreement, Northwestern granted the Company an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. The Company has identified and designated the lead compound under this license as CPP-115.

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of September 30, 2017, the Company has paid $416,590 in connection with the license and has accrued license fees of $226,250 in the accompanying September 30, 2017 consolidated balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement, if the Company does not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial for CPP-115 or August 27, 2018.

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

Additionally, the Company has agreed to pay certain milestone payments that BioMarin is obligated to pay to both the third-party licensor and to the former stockholders of Huxley Pharmaceuticals (“Huxley”) under an earlier stock purchase agreement between BioMarin and the former Huxley stockholders. These milestones aggregate (i) up to approximately $2.6 million due upon acceptance by the U.S. Food & Drug Administration (FDA) of a filing of a new drug application (NDA) for Firdapse® for the treatment of LEMS or CMS, and (ii) up to approximately $7.2 million due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS; provided, however that the total milestone payments that the Company will be obligated to pay if it meets milestone (i) and/or milestone (ii) above will be reduced to an aggregate of $150,000 and $3.0 million, respectively, if either of these respective milestones are satisfied after April 20, 2018 (the date on which BioMarin’s obligations to pay milestone payments to the former stockholders of Huxley expires).

The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of September 30, 2017, the Company had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for any years before 2014. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

The Company’s net deferred tax asset has a 100% valuation allowance at September 30, 2017 and December 31, 2016 as the Company believes that it is more likely than not that the deferred tax asset will not be realized.

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

Warrant Exercises

During the three and nine months ended September 30, 2017, the Company issued an aggregate of 675,000 and 2,257,663 shares, respectively, of its authorized but unissued common stock upon the exercise of previously issued common stock purchase warrants, with net proceeds to the Company of $1,403,986 and $3,209,423, respectively. No warrants were exercised during the three and nine months ended September 30, 2016.

10.	Stock Compensation.

Stock Options

During the three and nine-month periods ended September 30, 2017, the Company granted seven-year options to purchase an aggregate of 0 and 1,535,000 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $510,715 and $1,866,005 respectively, during the three and nine-month periods ended September 30, 2017. During the three and nine-month periods ended September 30, 2017, respectively, 261,668 and 1,138,335 options vested.

During the three and nine-month periods ended September 30, 2016, the Company granted seven-year options to purchase an aggregate of 15,000 and 1,260,000 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $513,231 and $1,290,943 respectively, during the three and nine-month periods ended September 30, 2016. During the three and nine-month periods ended September 30, 2016, respectively, 256,668 and 488,333 options vested.

10.	Stock Compensation (continued).

During the three and nine months ended September 30, 2017, options to purchase 5,000 shares of the Company’s common stock were exercised, with proceeds of $3,950 to the Company.

No options were exercised during the three months ended September 30, 2016. During the nine months ended September 30, 2016, options to purchase 50,000 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate 20,030 shares of the Company’s common stock.

As of September 30, 2017, there was approximately $1,767,000 of unrecognized compensation expense related to non-vested stock option awards granted under the 2006 and 2014 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 1.48 years.

Restricted Stock Units

No restricted stock units were granted during the three and nine months ended September 30, 2017 and 2016. The Company recorded stock-based compensation related to restricted stock units totaling $19,023 and $56,446, respectively, during the three and nine-month periods ended September 30, 2017. The Company recorded stock-based compensation related to restricted stock units totaling $18,971 and $56,497, respectively, during the three and nine-month periods ended September 30, 2016. As of September 30, 2017, there was approximately $9,000 of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.12 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business and information about our business that we believe is important in understanding our financial condition and results of operations.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter of fiscal 2017.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including our critical accounting policies, are also summarized in the notes to our interim consolidated financial statements that are included in this report.

•	Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2017 as compared to the same periods ended September 30, 2016.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•	Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare, debilitating, chronic neuromuscular and neurological diseases. We currently have three drug candidates in development:

•	Firdapse®

In October 2012, we licensed the North American rights to Firdapse®, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). In August 2013, we were granted “breakthrough therapy designation” by the U.S. Food & Drug Administration (FDA) for Firdapse® for the treatment of patients with Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. Further, the FDA has previously granted Orphan Drug Designation for Firdapse® for the treatment of patients with LEMS, Congenital Myasthenic Syndromes, or CMS, and Myasthenia Gravis (MG).

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

On December 17, 2015, we announced completion of the submission of an NDA for Firdapse® for the treatment of LEMS and CMS. However, on February 17, 2016, we announced that we had received a “refusal-to-file” (RTF) letter from the FDA regarding our NDA submission. In early April 2016, we met with the FDA to obtain greater clarity regarding what will be required by the FDA to accept the Firdapse® NDA for filing. Following the receipt of the formal minutes of that meeting, on April 26, 2016, we issued a press release reporting that the FDA has advised us that in addition to the results of our previously submitted multi-center, randomized, placebo-controlled Phase 3 trial, we will need to submit positive results from a second adequate and well-controlled study in patients with LEMS. Additionally, there was a requirement for us to perform several abuse liability studies for Firdapse®.

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

We are conducting our second Phase 3 trial evaluating Firdapse® for the treatment of LEMS (designated as LMS-003) at sites in Miami, Florida and Los Angeles, California. This double-blind, placebo-controlled withdrawal trial has the same co-primary endpoints as our first Phase 3 trial evaluating Firdapse® for the treatment of LEMS. Further, the FDA allowed us to enroll patients from our expanded access program as study subjects in this second trial. Details of the Phase 3 clinical trial are available on www.clinicaltrials.gov (NCT02970162). Enrollment in this trial, which included 26 subjects, was completed in October 2017, and we expect to report top-line results from this trial in early December 2017.

We were also required to conduct three pre-clinical abuse liability studies under the FDA guidance for “Assessment of Abuse Potential of Drugs” that was finalized in January 2017 (Self-Administration, Physical Dependence and Drug Discrimination). All three studies have now been completed, and top-line results indicate that amifampridine phosphate does not exhibit abuse potential in these assessment models.

As soon as we have the top-line results from the LMS-003 trial, we intend to submit a request to the FDA seeking a confirmatory pre-NDA meeting to discuss our proposed NDA filing package. If our request for a meeting is granted, we expect to hold that meeting in January 2018.

Assuming the results of our LMS-003 trial are successful, we expect to resubmit an NDA for Firdapse® for the treatment of LEMS during the first quarter of 2018. There can be no assurance whether this trial, along with the results of our first Phase 3 trial, will be sufficient for the FDA to accept for filing any NDA that we might resubmit in the future for Firdapse®, or whether Firdapse® will ever be approved for commercialization.

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse®. To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial at four academic centers of up to 10 subjects in the pediatric CMS population, ages 2 to 17. However, after considering comments from the FDA, we determined to enroll both adult and pediatric subjects with CMS in this trial and to expand the number of subjects to be evaluated in the trial to an aggregate of approximately 20 subjects. We are currently conducting this study at six sites around the United States, and we are currently working to add several additional sites outside the United States. Details of this trial are available on www.clinicaltrials.gov (NCT02562066).

Based on currently available information, we expect to report top line results from this trial in the first half of 2018 and, if the results of the study are successful, we hope to add the CMS indication to our labeling for Firdapse®. We also intend to include in our initial filing for LEMS those limited types of CMS that are generally considered mechanistically similar to LEMS, subject to confirming at any pre-NDA meeting that we may be granted that inclusion will not slow down the FDAs review of a resubmitted NDA for Firdapse® for LEMS.

There can be no assurance that any trial we perform for Firdapse® for the treatment of CMS will be successful or whether any NDA that we may submit for Firdapse® for the treatment of CMS will be filed by the FDA for review and approved.

In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK antibody positive myasthenia gravis (MuSK-MG). MuSK-MG is a particularly severe form of myasthenia gravis that affects about 3,000 to 4,800 patients in the U.S., for which there are no approved effective therapies (and therefore it is an unmet medical need). Seven patients participated in this proof-of-concept trial. We provided study drug, placebo, and financial support for this study.

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

On August 30, 2017, we announced that we had reached an agreement with the FDA on a SPA for the protocol design, clinical endpoints, and statistical analysis approach to be taken in our proposed Phase 3 registration trial evaluating the safety and efficacy of amifampridine phosphate treatment in patients with MuSK-MG. The protocol that the FDA has reviewed is for a multi-site, international (U.S. and Italy), double-blind, placebo-controlled, clinical trial that is targeted to enroll approximately 60 subjects diagnosed with MuSK-MG. The trial will employ a primary endpoint of Myasthenia Gravis Activities of Daily Living (MG-ADL) and a secondary endpoint of Quantitative Myasthenia Gravis Score (QMG). At the FDA’s request, the trial will also enroll up to 10 generalized myasthenia gravis patients who will be assessed with the same clinical endpoints, but achieving statistical significance in this subgroup of patients is not required and only summary statistics will be provided. Catalyst anticipates that enrollment in this trial will commence in the first quarter of 2018, and that it will take about 12 months to complete the enrollment for the trial. Details of this trial are available on www.clinicaltrials.gov (NCT03304054).

There can be no assurance that any trial that we initiate to evaluate Firdapse® for this indication will be successful, or whether we have sufficient resources available to fund such registration trial. Further, there can also be no assurance that the FDA will ever approve Firdapse® for this indication.

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

Prior to the receipt of the RTF letter, we had actively been taking steps to prepare for the commercialization of Firdapse® in the United States. However, in light of the receipt of the RTF letter, in the first quarter of 2016 we put most of our commercialization activities on hold in order to conserve cash. During the fourth quarter of 2017, we restarted the development of our commercialization plans for Firdapse®. We are also continuing to work with several rare disease advocacy organizations to help increase awareness of LEMS, CMS and MuSK-MG and to provide awareness and outreach support for the physicians who treat these rare diseases and the patients they treat.

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

During September 2015, we announced the initiation of a project to develop generic versions of Sabril® (vigabatrin) in both dosage forms: tablets and powder sachets. Sabril® is marketed by Lundbeck Inc. in the United States in both dosage forms for the treatment of infantile spasms and complex partial seizures. There can be no assurance that we will be successful in these efforts or that any abbreviated new drug applications (ANDAs) that we submit for vigabatrin will be accepted for review or approved.

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

Risks Associated with Product Development

The successful development of our current drug candidates or any other drug candidate we may acquire, develop or license in the future is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	Our estimates regarding anticipated capital requirements and our need for additional funding;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine (3,4-DAP) for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), or any other indication, before we do;

•	whether the clinical studies or trials that are required to be completed before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS will be successful;

•	what additional supporting information, including any additional clinical studies or trials, will be required before the FDA will accept our NDA submission for Firdapse® for the treatment of either LEMS or CMS (or any other condition or disease);

•	whether any NDA that we may submit for Firdapse® will be accepted for filing by the FDA, and if accepted, whether it will be granted a priority review;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization for any of the submitted indications;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will result in an expedited review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•	whether as part of the FDA review of any NDA that we may submit for filing for Firdapse®, the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•	whether, assuming Firdapse® is approved for commercialization, we will be able to develop or contract with a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether any future trial that we undertake evaluating Firdapse® for the treatment of MuSK-MG will be successful and whether we have sufficient funding for such trial;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, or possibly Tourette’s Disorder;

•	whether we can successfully design and complete bioequivalence studies of our versions of vigabatrin compared to Sabril® that are acceptable to the FDA;

•	whether any ANDA that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies and whether our trials and studies will be successful;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	whether our estimates of the size of the market for our drug candidates will turn out to be accurate;

•	the pricing of our products that we may be able to achieve if we are granted the ability to commercialize our drug candidates; and

•	changes in the healthcare industry occasioned by any future repeal and replacement of the Affordable Care Act, in laws relating to the pricing of drug products, or in the healthcare industry generally.

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

Research and development expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of CPP-109 (our version of vigabatrin), CPP-115, and Firdapse®, and we expect this to continue for the foreseeable future.

Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations (CROs). In the normal course of our business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to preclinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Preclinical and clinical study and trial activities require significant up-front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling and marketing expenses.

We do not currently have any selling or marketing expenses. We had been incurring costs tied to our future sales and marketing efforts for Firdapse®. However, during the first quarter of 2016, following the receipt of the RTF letter, we put most of these activities on hold in order to conserve cash. We have recently recommenced the developing of our commercialization plans for Firdapse® as we move closer to the submission of an NDA for Firdapse®. Pre-commercialization costs are included in general and administrative expenses.

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

Warrants Liability.

We issued warrants to purchase shares of our common stock as part of an equity financing that we completed in October 2011. In accordance with U.S. GAAP, we recorded the fair value of those warrants as a liability in the accompanying consolidated balance sheet at December 31, 2016 using a Black-Scholes option-pricing model. We have remeasured the fair value of this warrants liability at each reporting date until the warrants were exercised or until the unexercised warrants expired on May 2, 2017. Changes in the fair value of the warrants liability was reported in the consolidated statements of operations as income or expense. The fair value of the warrants liability was subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield.

Income taxes.

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of September 30, 2017 and December 31, 2016, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Recently Issued Accounting Standards.

For discussion of recently issued accounting standards, please see Note 2, “Basis of Presentation and Significant Accounting Policies,” in the interim consolidated financial statements included in this report.

Non-GAAP Financial Measures.

We prepare our consolidated financial statements and footnotes thereto which accompany this report in accordance with U.S. GAAP (GAAP). To supplement our financial results presented on a GAAP basis, we may use non-GAAP financial measures in our reports filed with the Commission and/or in our communications with investors. Non-GAAP measures are provided as additional information and not as an alternative to our consolidated financial statements presented in accordance with GAAP. Our non-GAAP financial measures are intended to enhance an overall understanding of our current financial performance. We believe that the non-GAAP financial measures that we present provide investors and prospective investors with an alternative method for assessing our operating results in a manner that we believe is focused on the performance of ongoing operations and provide a more consistent basis for comparison between periods.

The non-GAAP financial measure that we have historically presented excludes from the calculation of net loss the expense (or the income) associated with the change in fair value of the liability-classified warrants. Further, we have historically reported non-GAAP net loss per share, which is calculated by dividing non-GAAP net loss by the weighted average common shares outstanding.

Any non-GAAP financial measures that we report should not be considered in isolation or as a substitute for comparable GAAP accounting, and investors should read them in conjunction with our consolidated financial statements and notes thereto prepared in accordance with GAAP. Finally, the non-GAAP measures of net loss that we may use may be different from, and not directly comparable to, similarly titled measures used by other companies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2016 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for research and development expenses and stock-based compensation, measurement of fair value, fair value of warrants liability, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.

Results of Operations

Revenues.

We had no revenues for the three and nine-month periods ended September 30, 2017 and 2016.

Research and Development Expenses.

Research and development expenses for the three and nine-month periods ended September 30, 2017 were $2,704,923 and $7,970,603, respectively, including stock-based compensation expense in each of the three and nine-month periods of $192,796 and $622,700, respectively. Research and development expenses for the three and nine-month periods ended September 30, 2016 were $2,493,999 and $8,549,287 respectively, including stock-based compensation expense in each of the three and nine-month periods of $185,122 and $443,297, respectively. Research and development expenses, in the aggregate, represented approximately 63% and 61% of total operating costs and expenses for the three and nine-month periods ended September 30, 2017, and 64% and 57% for the three and nine-month periods ended September 30, 2016, respectively. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees.

Expenses for research and development for the nine months ended September 30, 2017, excluding stock-based compensation, decreased compared to amounts expended in the same period in 2016. Research and development expenses in the nine months ended September 30, 2016 primarily included, among other items, (i) regulatory affairs and legal costs associated with the receipt of the refusal-to-file letter in February 2016, (ii) costs relating to the close-out of our first Phase 3 trial evaluating Firdapse® for the treatment of LEMS, and (iii) costs incurred to build up inventory to launch Firdapse® in the summer of 2016 (which did not occur as anticipated). Research and development expenses in the nine months ended September 30, 2017 primarily included, among other items, costs associated with our ongoing second Phase 3 trial evaluating Firdapse® for the treatment of LEMS, our ongoing clinical trial evaluating Firdapse® for the treatment of CMS, and our Expanded Access Program for Firdapse®. We expect that research and development costs will continue to be substantial during the balance of 2017 and into 2018 as we complete our second Phase 3 trial evaluating Firdapse® for the treatment of LEMS and our clinical trial evaluating Firdapse® for the treatment of CMS; continue our Expanded Access Program for Firdapse®, commence our clinical trial evaluating Firdapse® for the treatment of MuSK-MG, and prepare for the submission of an NDA for Firdapse®.

Selling and Marketing Expenses.

We had no selling expenses for the nine-month periods ended September 30, 2017 and 2016. In 2016, we had been incurring costs tied to our future sales and marketing efforts for Firdapse®. However, during the first quarter of 2016, following the receipt of the RTF letter, we put most of these activities on hold in order to conserve cash. During the fourth quarter of 2017, we restarted the development of our commercialization plans for Firdapse®. Pre-commercialization costs are included in general and administrative expenses.

General and Administrative Expenses.

General and administrative expenses for the three and nine months ended September 30, 2017 were $1,601,785 and $5,197,247, respectively, including stock-based compensation expense in each of the three and nine-month periods ending September 30, 2017 of $336,942 and $1,299,751, respectively. General and administrative expenses for the three and nine months ended September 30, 2016 were $1,420,015 and $6,416,715, respectively, including stock-based compensation expense in each of the three and nine-month periods ending September 30, 2016 of $347,080 and $904,143, respectively. General and administrative expenses represented 37% and 39% of total operating costs and expenses for the three and nine months ended September 30, 2017, and 36% and 43% for the three and nine months ended September 30, 2016, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2017 when compared to the same period in 2016 is primarily due to decreased employee costs due to a reduction-in-force during May 2016, and decreases in recruiting expenses and consulting costs for pre-commercialization expenses. We expect that general and administrative costs, excluding pre-commercialization costs, will remain consistent for the balance of 2017 with the amount incurred in the third quarter of 2017.

Stock-Based Compensation.

Total stock-based compensation for the three and nine-month periods ended September 30, 2017 were $529,738 and $1,922,451 and for the three and nine-month periods ended September 30, 2016 were $532,202 and $1,347,440, respectively. The increase in stock-based compensation for the nine-month period ended September 30, 2017 when compared to the same period in 2016, is primarily due to the expense of options granted to employees and directors during the first half of 2017.

Change in fair value of warrants liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. As of June 30, 2017, all of the 2011 warrants were either exercised or had expired. The fair value of the portion of these warrants which remain outstanding is recorded in the liability section of the consolidated balance sheet and was estimated at $0 and $122,226 at September 30, 2017 and December 31, 2016, respectively. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the consolidated statements of operations.

No gain or loss was recognized for the three months ended September 30, 2017, as all 2011 warrants were either exercised or had expired as of June 30, 2017. For the nine months ended September 30, 2017, we recognized a loss of $186,904, due to the change in the fair value of the warrants liability through the date that all warrants were either exercised or expired. For the three and nine months ended September 30, 2016, we recognized a loss of $106,948 and a gain of $779,191, respectively, due to the change in the fair value of warrants liability. The loss during the nine months ended September 30, 2017 was principally a result of the increase of our stock price between December 31, 2016 and the warrants liability expiration date on May 2, 2017. The loss during the three months ended September 30, 2016 was principally a result of the increase of our stock price between June 30, 2016 and September 30, 2016. The gain during the nine months ended September 30, 2016 was principally a result of the decrease of our stock price between December 31, 2015 and September 30, 2016.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. The increase in other income, net for the nine months ended September 30, 2017 when compared to the same period in 2016 is primarily due to higher yields on investments. Other income, net, consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest-bearing obligations and short-term bond funds.

Income taxes.

We have incurred net operating losses since inception. For the three and nine-month periods ended September 30, 2017 and 2016, we have applied a 100% valuation allowance against our deferred tax asset as we currently believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $4,177,649 and $13,024,679, respectively, for the three and nine months ended September 30, 2017 ($0.05 and $0.16, respectively, per basic and diluted share) as compared to a net loss of $3,953,981 and $13,909,132, respectively, for the three and nine months ended September 30, 2016 ($0.05 and $0.17, respectively, per basic and diluted share).

Non-GAAP Net Loss.

Our non-GAAP net loss, which excludes for the three and nine months ended September 30, 2017 $0 and a loss of $186,904, respectively, associated with the change in the fair value of liability classified warrants, was $4,177,649 and $12,837,775 for the three and nine months ended September 30, 2017 ($0.05 and $0.15 respectively, per basic and diluted share). Our non-GAAP net loss, which excludes for the three and nine months ended September 30, 2016 a loss of $106,948 and a gain of $779,191, respectively, associated with the change in the fair value of liability classified warrants, was $3,847,033 and $14,688,323 for the three and nine months ended September 30, 2016 ($0.05 and $0.18, respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At September 30, 2017, we had cash and cash equivalents and short-term investments aggregating $33.9 million and working capital of $31.7 million. At December 31, 2016, we had cash and cash equivalents and short-term investments aggregating $40.4 million and working capital of $39.4 million. At September 30, 2017, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

We have to date incurred operating losses, and we expect these losses to be substantial in the future as we continue our drug development programs and prepare for the commercialization of our drug candidates. We anticipate using current cash on hand to finance these activities. It will likely be some time before we obtain the necessary regulatory approvals to commercialize one or more of our product candidates in the United States.

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

Cash Flows

Net cash used in operating activities was $9,712,705 and $13,551,764, respectively, for the nine-month periods ended September 30, 2017 and 2016. During the nine months ended September 30, 2017, net cash used in operating activities was primarily attributable to our net loss of $13,024,679. This was partially offset by a $537,452 decrease in prepaid expenses and other current assets and deposits, a $148,432 increase in accounts payable, a $477,981 increase in accrued expenses and other liabilities, $186,904 of non-cash change in fair value of warrants liability and $1,961,205 of other non-cash expenses. During the nine months ended September 30, 2016, net cash used in operating activities was primarily attributable to our net loss of $13,909,132, decreases of $738,803 in accounts payable and $697,403 in accrued expenses and other liabilities and $779,191 of non-cash change in fair value of warrants liability. This was partially offset by $1,193,883 decrease in prepaid expenses and other current assets and deposits and $1,378,882 of other non-cash expenses. Other non-cash expenses include depreciation and stock-based compensation expense.

Net cash used in investing activities during the nine-month period ended September 30, 2017 was $64,748, consisting of the purchase of short-term investments. Net cash provided by investing activities during the nine-month period ended September 30, 2016 was $2,966,113, consisting primarily of proceeds of certificates of deposit.

Net cash provided by financing activities during the nine-month period ended September 30, 2017 was $3,213,373, consisting of $3,209,423 of proceeds from the exercise of warrants to purchase common stock and $3,950 of proceeds from the exercise of options to purchase common stock. Net cash used in financing activities during the nine-month period ended September 30, 2016 was $11,265, for payment of employee withholding tax related to stock based compensation.

Contractual Obligations

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement with BioMarin. We have agreed to pay certain payments under to our license agreement with BioMarin.

•	Royalties: We have agreed to pay (i) royalties to BioMarin for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year.

•	Milestone Payments. We have agreed to pay certain milestone payments that BioMarin is obligated to pay to both the third-party licensor and to the former stockholders of Huxley Pharmaceuticals (“Huxley”) under an earlier stock purchase agreement between BioMarin and the former Huxley stockholders. These milestones aggregate (i) up to approximately $2.6 million due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS or CMS, and (ii) up to approximately $7.2 million due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS; provided, however that the total milestone payments that we are obligated to pay if we meet milestones (i) and/or (ii) above will be reduced to an aggregate of $150,000 and $3.0 million, respectively, if either of these milestones are satisfied after April 20, 2018 (the date on which BioMarin’s obligations to pay milestone payments to the former stockholders of Huxley expire).

•	Cost Sharing Payments. We have agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of September 30, 2017, we had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

•	Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $416,590, had accrued liabilities of $226,250, at September 30, 2017 in the accompanying consolidated balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial of CPP-115 or August 27, 2018.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $485,000 in 2017. The agreement expires in November 2018.

•	Lease for office space. We operate our business in leased office space in Coral Gables, Florida. We currently lease approximately 5,200 square feet of office space for which we pay annual rent of approximately $200,000.

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

The successful development and commercialization of our current drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	our estimates regarding anticipated capital requirements and our need for additional financing;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine phosphate (3,4-DAP) for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), or any other indication, before we do;

•	whether the clinical studies or trials that are required to be completed before the FDA will accept an NDA submission for Firdapse® for the treatment of either LEMS or CMS will be successful;

•	what additional supporting information, including any additional clinical studies or trials, will be required before the FDA will accept our NDA submission for Firdapse® for the treatment of either LEMS or CMS (or any other condition or disease);

•	whether any NDA that we may submit for Firdapse® will be accepted for filing by the FDA, and, if accepted, whether it will be granted a priority review;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization for any of the submitted indications;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will result in an expedited review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•	whether as part of the FDA review of any NDA that we may submit for filing for Firdapse®, the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•	whether, assuming Firdapse® is approved for commercialization, we will be able to develop or contract with a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether any future trial that we undertake evaluating Firdapse® for the treatment of MuSK-MG will be successful and whether we have sufficient funding required for such trial;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, or possibly Tourette’s Disorder;

•	whether we can successfully design and complete bioequivalence studies of our versions of vigabatrin compared to Sabril® that are acceptable to the FDA;

•	whether any ANDA that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other development activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with cGMP;

•	whether our estimates of the size of the market for our drug candidates will turn out to be accurate;

•	the pricing of our products that we may be able to achieve if we are granted the ability to commercialize our drug candidates; and

•	changes in the healthcare industry occasioned by any future repeal and replacement of the Affordable Care Act, in laws relating to the pricing of drug products, or changes in the healthcare industry generally;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risks during the three and nine months ended September 30, 2017 have not materially changed from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended September 30, 2017, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2016 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: November 8, 2017