Form 10-Q
period 2018-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2018-05-09
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 102,596,164 shares of common stock, $0.001 par value per share, were outstanding as of May 4, 2018.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,600,591	$57,496,702
Short-term investments	58,342,578	26,516,711
Prepaid expenses and other current assets	992,828	1,173,744

Total current assets	78,935,997	85,187,157
Property and equipment, net	183,370	191,385
Deposits	8,888	8,888

Total assets	$79,128,255	$85,387,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$805,023	$1,945,575
Accrued expenses and other liabilities	1,926,371	2,320,587

Total current liabilities	2,731,394	4,266,162

Accrued expenses and other liabilities, non-current	150,395	157,456

Total liabilities	2,881,789	4,423,618

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 102,586,164 shares and 102,549,498 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	102,586	102,549
Additional paid-in capital	208,426,045	207,421,710
Accumulated deficit	(132,260,339)	(126,560,447)
Accumulated other comprehensive loss	(21,826)	—

Total stockholders’ equity	76,246,466	80,963,812

Total liabilities and stockholders’ equity	$79,128,255	$85,387,430

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating costs and expenses:
Research and development	$3,259,042	$2,813,929
General and administrative	2,674,398	1,865,942

Total operating costs and expenses	5,933,440	4,679,871

Loss from operations	(5,933,440)	(4,679,871)
Other income, net	233,548	109,977
Change in fair value of warrants liability	—	(397,235)

Loss before income taxes	(5,699,892)	(4,967,129)
Provision for income taxes	—	—

Net loss	$(5,699,892)	$(4,967,129)

Net loss per share – basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding – basic and diluted	102,557,350	82,972,316

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(21,826)	—

Comprehensive loss	$(5,721,718)	$(4,967,129)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2018

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	$—	$102,549	$207,421,710	$(126,560,447)	$—	$80,963,812
Issuance of stock options for services	—	—	971,340	—	—	971,340
Exercise of stock options for common stock	—	37	32,995	—	—	33,032
Other comprehensive loss	—	—	—	—	(21,826)	(21,826)
Net loss	—	—	—	(5,699,892)	—	(5,699,892)

Balance at March 31, 2018	$—	$102,586	$208,426,045	$(132,260,339)	$(21,826)	$76,246,466

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Activities:
Net loss	$(5,699,892)	$(4,967,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,015	12,958
Stock-based compensation	971,340	754,144
Change in fair value of warrants liability	—	397,235
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	180,916	118,082
Increase (decrease) in:
Accounts payable	(1,140,552)	(15,248)
Accrued expenses and other liabilities	(401,277)	(178,917)

Net cash used in operating activities	(6,081,450)	(3,878,875)

Investing Activities:
Purchase of investments	(31,847,693)	(33,145)

Net cash provided by (used in) investing activities	(31,847,693)	(33,145)

Financing Activities:
Proceeds from exercise of stock options	33,032	—

Net cash provided by (used in) financing activities	33,032	—

Net increase (decrease) in cash and cash equivalents	(37,896,111)	(3,912,020)
Cash and cash equivalents - beginning of period	57,496,702	13,893,064

Cash and cash equivalents - end of period	$19,600,591	$9,981,044

Non-cash investing activities:
Unrealized loss on available-for-sale securities	$21,826	$—

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. (the Company) is a development-stage biopharmaceutical company focused on developing and commercializing innovating therapies for people with rare debilitating, chronic neuromuscular and neurological diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), MuSK antibody positive myasthenia gravis, and infantile spasms.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through March 31, 2018. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 10.

Capital Resources

While there can be no assurance, based on currently available information, the Company estimates that it has sufficient resources to support its operations for at least the next 12 months.

The Company may raise additional funds in the future, if required for its business, through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional product development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s drug candidates or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.

2.	Basis of Presentation and Significant Accounting Policies.

a.	INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2017 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 included in the 2017 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period or for the full 2018 fiscal year.

2.	Basis of Presentation and Significant Accounting Policies (continued).

b.	PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary Catalyst Pharmaceuticals Ireland, Ltd. (“Catalyst Ireland”). All intercompany accounts and transactions have been eliminated in consolidation. Catalyst Ireland was organized in 2017.

c.	USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. These amounts at times may exceed federally insured limits.

e.	SHORT-TERM INVESTMENTS. The Company invests in short-term high credit-quality funds in order to obtain higher yields on its cash available for investments. At March 31, 2018 short-term investments consisted of a short-term bond fund and U.S. Treasuries. At December 31, 2017 short-term investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation.

Short-term bond fund

The short-term bond fund is classified in trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. At March 31, 2018 and December 31, 2017, the only investment classified as trading securities was the short-term bond fund. Unrealized gain (loss) for the three months ended March 31, 2018 and 2017 for trading securities was ($58,861) and $29,430, respectively, and is included in other income, net in the accompanying consolidated statements of operations.

U.S. Treasuries

U.S. Treasuries are classified as available-for sale-securities. The Company classifies available-for-sale securities with stated maturities of greater than three months from the date of purchase as short-term investments. At March 31, 2018, all U.S. Treasuries were due within one year. The Company records available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gain and losses are included in other income, net and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statement of operations. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an other-than-temporary charge, including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. The Company has not recorded any other than temporary impairment charges on its available-for-sale securities.

f.	PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid pre-commercialization expenses, prepaid insurance and prepaid subscription fees. Prepaid research fees consist of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

2.	Basis of Presentation and Significant Accounting Policies (continued).

g.	FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At March 31, 2018 and December 31, 2017, the fair value of these instruments approximated their carrying value.

h.	FAIR VALUE MEASUREMENTS. Current Financial Accounting Standards Board (FASB) fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that it believes market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

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

	Fair Value Measurements at Reporting Date Using
	Balances as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$19,343,497	$19,343,497	$—	$—

Short-term investments:
Short-term bond fund	$26,496,992	$26,496,992	$—	$—

U.S. Treasuries	$31,845,586	$—	$31,845,586	$—

	Balances as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$56,820,688	$56,820,688	$—	$—

Short-term investments:
Short-term bond fund	$26,516,711	$26,516,711	$—	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

i.	WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering. During the periods that the 2011 warrants were outstanding, the Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provided the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occurred. The fair value of the warrants liability was estimated using the Black-Scholes Model which required inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions were reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants were recognized each reporting period in the “Change in fair value of warrants liability” line in the consolidated statement of operations. At March 31, 2017, 763,913 of the 2011 warrants remained outstanding. All unexercised 2011 warrants expired on May 2, 2017. See Note 3.

j.	STOCK-BASED COMPENSATION. The Company recognizes expense in the consolidated statement of operations for the fair value of all stock-based payments to employees, directors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.

As of March 31, 2018, there were outstanding stock options to purchase 6,902,500 shares of common stock, of which stock options to purchase 3,616,662 shares of common stock were exercisable as of March 31, 2018.

For the three-month periods ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2018	2017
Research and development	$294,315	$206,352
General and administrative	677,025	547,792

Total stock-based compensation	$971,340	$754,144

k.	COMPREHENSIVE INCOME (LOSS). U.S. GAAP require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive loss is shown on the Consolidated Statement of Operations and Comprehensive Loss as of March 31, 2018 and is comprised of net unrealized losses on the Company’s available-for-sale securities. For December 31, 2017 and all prior periods, the Company’s net loss equaled comprehensive loss, since the Company had no items which were considered other comprehensive income (loss).

2.	Basis of Presentation and Significant Accounting Policies (continued).

l.	NET LOSS PER SHARE. Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of basic and diluted net loss per share is the same for all periods presented, as the effect of potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31,
	2018	2017
Options to purchase common stock	6,902,500	6,088,333
Warrants to purchase common stock	—	2,407,663
Unvested restricted stock	—	26,667

Potential equivalent common stock excluded	6,902,500	8,522,663

Potentially dilutive options to purchase common stock as of March 31, 2018 have exercise prices ranging from $0.79 to $4.64. Potentially dilutive options to purchase common stock as of March 31, 2017 had exercise prices ranging from $0.47 to $4.64.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period, applied prospectively on or after the effective date. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

n.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.	Warrants Liability, at Fair Value.

2011 Warrants

The Company allocated approximately $1.3 million of proceeds from its October 2011 registered direct offering to the fair value of common stock purchase warrants issued in connection with the offering that were classified as a liability (the 2011 warrants). The 2011 warrants were classified as a liability because of provisions in such warrants that allowed for the net cash settlement of such warrants in the event of certain fundamental transactions (as defined in the warrant agreement). During the period that the 2011 warrants were outstanding, the valuation of the 2011 warrants was determined using the Black-Scholes Model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company had determined that the 2011 warrants liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes Model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s common stock; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term were readily observable in the warrants agreement. The annual rate of dividends was based on the Company’s historical practice of not granting dividends. The closing price of the Company’s common stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The risk-free rate of return was a Level 2 input, while the historical volatility was a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input was a Level 3, the Company determined the 2011 warrants liability were most appropriately classified within Level 3 of the fair value hierarchy. This liability was subject to a fair value mark-to-market adjustment each reporting period. All unexercised 2011 warrants expired on May 2, 2017.

The calculated value of the 2011 warrants liability was determined using the Black-Scholes Model with the following assumptions:

March 31, 2017
Risk free interest rate	1.03%
Expected term	0.09 years
Expected volatility	110%
Expected dividend yield	0%
Expected forfeiture rate	0%

The following table rolls forward the fair value of the Company’s warrants liability activity for the three-month period ended March 31, 2017:

Three months ended March 31, 2017
Fair value, beginning of period	$122,226
Issuance of warrants	—
Exercise of warrants	—
Change in fair value	397,235

Fair value, end of period	$519,461

On May 2, 2017, the outstanding and unexercised 2011 warrants expired. During the three months ended March 31, 2017, none of the 2011 warrants were exercised.

4.	Short-term Investments.

Short-term investments by security type were as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2018:
Short-term bond fund	$26,555,853	$—	$(58,861)	$26,496,992
U.S. Treasuries	31,867,412	—	(21,826)	31,845,586

Total	$58,423,265	$—	$(80,687)	$58,342,578

At December 31, 2017:
Short-term bond fund	$26,487,281	$29,430	$—	$26,516,711

The Company has classified its U.S. Treasuries as available-for-sale securities and, as such, they are reported at fair value with unrealized gain and losses included in comprehensive loss in stockholders’ equity and realized gain and losses, included in other income, net. There were no realized gains or losses from available-for-sale securities for the three months ended March 31, 2018 or 2017.

Certain U.S. Treasuries at March 31, 2018 had fair values less than their amortized costs and, therefore, contained unrealized losses. Given that the Company has no intent to sell the U.S. Treasuries until a recovery of its fair value, which may be at maturity, and there are no current requirements to sell any of these securities, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2018. The Company anticipates full recovery of amortized costs with respect to these investments at maturity. The duration of time the U.S. Treasuries have been in a continuous unrealized loss position as of March 31, 2018 was less than 3 months.

5.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	March 31, 2018	December 31, 2017
Prepaid research fees	$249,094	$388,977
Prepaid insurance	501,181	638,139
Prepaid pre-commercialization fees	76,900	65,000
Prepaid subscription fees	92,916	23,347
Prepaid rent	20,981	—
Other	51,756	58,281

Total prepaid expenses and other current assets	$992,828	$1,173,744

6.	Property and Equipment, net.

Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
Computer equipment	$27,915	$27,915
Furniture and equipment	169,931	169,931
Leasehold improvements	152,708	152,708

	350,554	350,554
Less: Accumulated depreciation	(167,184)	(159,169)

Total property and equipment, net	$183,370	$191,385

Depreciation expense was $8,015 and $12,958, respectively, for the three-month periods ended March 31, 2018 and 2017 respectively.

7.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued preclinical and clinical trial expenses	$990,080	$970,649
Accrued professional fees	558,260	227,457
Accrued compensation and benefits	54,548	821,935
Accrued license fees	278,750	252,500
Deferred rent and lease incentive	25,597	24,011
Other	19,136	24,035

Current accrued expenses and other liabilities	1,926,371	2,320,587

Deferred rent and lease incentive - non-current	150,395	157,456

Non-current accrued expenses and other liabilities	150,395	157,456

Total accrued expenses and other liabilities	$2,076,766	$2,478,043

8.	Commitments and Contingencies.

a.	LICENSE AGREEMENT WITH NORTHWESTERN UNIVERSITY. On August 27, 2009, the Company entered into a license agreement with Northwestern University (Northwestern), under which it acquired worldwide rights to commercialize new GABA aminotransferase inhibitors and derivatives of vigabatrin that have been discovered by Northwestern. Under the terms of the license agreement, Northwestern granted the Company an exclusive worldwide license to certain composition of matter patents related to the new class of inhibitors and a patent application relating to derivatives of vigabatrin. The Company has identified and designated the lead compound under this license as CPP-115.

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of March 31, 2018, the Company has paid $424,885 in connection with the license and has accrued license fees of $278,750 in the accompanying March 31, 2018 consolidated balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement, if the Company does not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial for CPP-115 or August 27, 2018.

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

8.	Commitments and Contingencies (continued).

Under the Company’s license agreement with BioMarin, the Company has agreed to pay certain milestone payments that BioMarin is obligated to pay to both a third-party licensor of the rights that have been sublicensed to the Company and to the former stockholders of Huxley Pharmaceuticals (“Huxley”) under an earlier stock purchase agreement between BioMarin and the former Huxley stockholders. These milestones aggregate (i) approximately $2.6 million due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS or CMS (approximately $150,000 of which will be due to the third party licensor and approximately $2,425,000 of which will be due to the former Huxley stockholders), and (ii) approximately $7.2 million due upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS (approximately $3.0 million of which will be due to the third party licensor and approximately $4.2 million of which will be due to the former Huxley stockholders). However, under BioMarin’s agreement with the former Huxley stockholders (and under the Company’s license agreement with BioMarin), BioMarin’s obligation to pay the milestone payments due to the former Huxley stockholders (and the Company’s corresponding obligation to pay such milestone payments) expired because the milestones were not satisfied by April 20, 2018.

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

The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of March 31, 2018, the Company had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

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

The Company’s net deferred tax asset has a 100% valuation allowance at March 31, 2018 and December 31, 2017 as the Company believes that it is more likely than not that the deferred tax asset will not be realized.

10.	Stockholders’ Equity.

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

2017 Shelf Registration Statement

On July 12, 2017, the Company filed a universal shelf Registration Statement on Form S-3 (the 2017 Shelf Registration Statement) with the SEC to sell up to $150 million of common stock, preferred stock, warrants to purchase common stock, or debt securities (including debt securities that may be convertible or exchangeable for common stock or other securities), which securities may be offered separately or together in units or multiple series. The 2017 Shelf Registration Statement (file No. 333-219259) was declared effective by the SEC on July 26, 2017. The Company has to date conducted the following sales of its securities under the 2017 Shelf Registration Statement:

(a)	On November 28, 2017, the Company filed a prospectus supplement and offered for sale 16,428,572 shares of its common stock at a price of $3.50 per share in an underwritten public offering. The Company received gross proceeds in the public offering of approximately $57.5 million before underwriting commission and incurred expenses of approximately $3.7 million.

As of March 31, 2018, there is approximately $92.5 million available for future sale under the 2017 Shelf Registration Statement.

11.	Stock Compensation.

Stock Options

During the three-month periods ended March 31, 2018 and 2017, the Company granted seven-year term options to purchase an aggregate of 1,772,500 and 1,520,000 shares, respectively, of the Company’s common stock to employees and directors. Option awards generally vest over a period of 1 to 3 years of continuous service. The Company recorded stock-based compensation related to stock options totaling $971,340 and $735,536 respectively, during the three-month periods ended March 31, 2018 and 2017. During the three-month periods ended March 31, 2018 and 2017, respectively, 744,998 and 255,000 options vested.

During the three months ended March 31, 2018, options to purchase 36,666 shares of the Company’s common stock were exercised, with proceeds of $33,032 to the Company. No options were exercised during the three months ended March 31, 2017.

As of March 31, 2018, there was approximately $4,810,000 of unrecognized compensation expense related to non-vested stock option awards granted under the 2006 and 2014 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.34 years.

Restricted Stock Units

No restricted stock units were granted during the three months ended March 31, 2018 and 2017. The Company recorded stock-based compensation related to restricted stock units totaling $0 and $18,608, during the three-month periods ended March 31, 2018 and 2017. All restricted stock units were vested as of December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•	Overview. This section provides a general description of our business and information about the current status of our business that we believe is important in understanding our financial condition and results of operations.

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the first quarter of fiscal 2018.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including our critical accounting policies, are also summarized in the notes to our interim consolidated financial statements that are included in this report.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2018 as compared to the same period ended March 31, 2017.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•	Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare, debilitating, chronic neuromuscular and neurological diseases. We currently have three drug candidates in development:

•	Firdapse®

In October 2012, we licensed the North American rights to Firdapse®, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). In August 2013, we were granted “breakthrough therapy designation” by the U.S. Food & Drug Administration (FDA) for Firdapse® for the treatment of patients with Lambert-Eaton Myasthenic Syndrome, or LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. Further, the FDA has granted Orphan Drug Designation for Firdapse® for the treatment of patients with LEMS, Congenital Myasthenic Syndromes, or CMS and Myasthenia Gravis (MG).

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

During 2014, we established an expanded access program (EAP) to make Firdapse® available to any patients diagnosed with LEMS, CMS, or Downbeat Nystagmus in the United States, who meet the inclusion and exclusion criteria, with Firdapse® being provided to patients for free until sometime after new drug application (NDA) approval, should we receive such approval (of which there can be no assurance). We continue to inform neuromuscular physicians as to the availability of the Firdapse® EAP and also to work with various rare disease advocacy organizations to inform patients and physicians about the program.

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

We were also required to conduct three pre-clinical abuse liability studies under the FDA guidance for “Assessment of Abuse Potential of Drugs” that was finalized in January 2017 (Self-Administration, Physical Dependence and Drug Discrimination). All three studies have been completed, and top-line results indicate that amifampridine phosphate does not exhibit abuse potential in these assessment models.

On February 12, 2018, after receipt of the minutes of our recently held Type C meeting with the FDA, we issued a press release reporting on the results of the meeting. Prior to the meeting, we had provided the FDA with our preliminary data package for our proposed NDA resubmission, including the positive top-line results from our LMS-003 trial, as well as the FDA-required abuse liability studies that we recently completed demonstrating that Firdapse® does not have abuse liability potential. The minutes of the meeting reflect the FDA’s advice to us that our proposed filing package will be sufficient for resubmission of an NDA for Firdapse®.

On March 29, 2018, we reported that we had resubmitted an NDA to the FDA for Firdapse® for the symptomatic treatment of LEMS. There can be no assurance that our resubmitted NDA will be accepted for filing or approved.

Our original NDA submission for Firdapse® included data and information (including data from a currently ongoing investigator treatment IND) providing evidence supporting the benefits of Firdapse® for treating certain types of CMS, and requested that CMS be included in our initial label for Firdapse®. To provide additional support for our submission of an NDA for Firdapse® for the treatment of CMS, in October 2015 we initiated a small blinded clinical trial at four academic centers of up to 10 subjects in the pediatric CMS population, ages 2 to 17. However, after considering comments from the FDA, we determined to enroll both adult and pediatric subjects with CMS in this trial and to expand the number of subjects to be evaluated in the trial to an aggregate of approximately 20 subjects. We are currently conducting this study at trial sites around the United States and Canada, and we are currently working to add one or more additional sites outside the United States. Details of this trial are available on www.clinicaltrials.gov (NCT02562066).

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

We considered adding to the proposed label for our recently resubmitted NDA for Firdapse® those limited types of congenital myasthenic syndromes (CMS) that are considered mechanistically similar to LEMS. However, after discussion with the FDA at the Type C meeting, and further consideration, we elected not to complicate the review of our NDA submission for Firdapse® for the treatment of LEMS with this second indication. Once our currently ongoing CMS clinical trial is completed, and assuming the trial is successful, we plan to seek to add CMS to our label for Firdapse® for a much broader population of CMS patients.

In February 2016, we announced the initiation of an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover Phase 2/3 clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse® as a symptomatic treatment for patients with MuSK-MG. MuSK-MG is a particularly severe form of myasthenia gravis that affects about 3,000 to 4,800 patients in the U.S., for which there are no approved effective therapies and is therefore an unmet medical need. Seven patients participated in this proof-of-concept trial. We provided study drug, placebo and financial support for this study.

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

We initiated this trial in January 2018 and recently began enrolling subjects. We anticipate that it will take about 12 months to complete the enrollment for the trial and we expect to report top-line results from this trial in the first half of 2019. Details of this trial are available on www.clinicaltrials.gov (NCT03304054).

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

Finally, we may seek to evaluate Firdapse® for the treatment of other rare, similar neuromuscular diseases, although we have not yet begun to develop clinical programs for these other indications, and all such programs are subject to the availability of funding. There can be no assurance that Firdapse® will be an effective treatment for any other rare, similar neuromuscular diseases.

Prior to the receipt of the RTF letter, we had actively been taking steps to prepare for the commercialization of Firdapse® in the United States. However, in light of the receipt of the RTF letter, in the first quarter of 2016 we put most of our commercialization activities on hold in order to conserve cash. During the fourth quarter of 2017, as we moved closer to the filing of an NDA for Firdapse® for LEMS, we recommenced the development of our commercialization plans for Firdapse®. We are also continuing to work with several rare disease advocacy organizations to help increase awareness of LEMS, CMS and MUSK-MG and to provide awareness and outreach support for the physicians who treat these rare diseases and the patients they treat.

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

Available Capital Resources

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations through 2019 (without considering revenues and cash receipts that may be received in 2019 if we are successful in obtaining an approval for Firdapse® and launching the product in 2019, of which there can be no assurance). There can be no assurance that we will ever be in a position to commercialize any of our drug candidates or that we will obtain any additional funding that we may require in the future. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

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

Selling and Marketing Expenses.

We do not currently have any selling or marketing expenses. We had been incurring costs tied to our future sales and marketing efforts for Firdapse®. However, during the first quarter of 2016, following the receipt of the RTF letter, we put most of these activities on hold in order to conserve cash. In the fourth quarter of 2017, we recommenced the developing of our commercialization plans for Firdapse® as we moved closer to the submission of an NDA for Firdapse®. Pre-commercialization costs are included in general and administrative expenses.

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

Stock-Based Compensation.

We recognize expense for the fair value of all stock-based awards to employees, directors, and consultants in accordance with U.S. GAAP. For stock options, we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Warrants Liability.

We issued warrants to purchase shares of our common stock as part of an equity financing that we completed in October 2011. In accordance with U.S. GAAP, we recorded the fair value of those warrants as a liability in the consolidated balance sheet using a Black-Scholes option-pricing model. We remeasured the fair value of this warrants liability at each reporting date until the warrants were exercised or until the unexercised warrants expired on May 2, 2017. Changes in the fair value of the warrants liability were reported in the consolidated statements of operations as income or expense. The fair value of the warrants liability was subject to significant fluctuation over the life of these warrants based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield.

Income Taxes.

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2018 and December 31, 2017, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2017 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for research and development expenses and stock-based compensation, measurement of fair value, fair value of warrants liability, income taxes and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K.

Results of Operations

Revenues.

We had no revenues for the three-month periods ended March 31, 2018 and 2017.

Research and Development Expenses.

Research and development expenses for the three-month periods ended March 31, 2018 and 2017 were $3,259,042 and $2,813,929, respectively, including stock-based compensation expense in each of the three-month periods of $294,315 and $206,352, respectively. Research and development expenses, in the aggregate, represented approximately 55% and 60% of total operating costs and expenses for the three-month periods ended March 31, 2018 and 2017. The stock-based compensation is non-cash and relates to the expense of stock options awards to certain employees.

Expenses for research and development for the three months ended March 31, 2018, excluding stock-based compensation, increased compared to amounts expended in the same period in 2017. The increase in research and development expenses for the three months ended March 31, 2018 when compared to the same period in 2017 is primarily due to an increase in consulting expenses as we prepared to submit our NDA for Firdapse® during March 2018, offset by decreases in clinical expenses, including related drug costs. We expect that research and development costs will continue to be substantial during the balance 2018 as we complete trials evaluating Firdapse® for the treatment of CMS, MuSK-MG and SMA Type 3, continue our Expanded Access Program for Firdapse®, continue our other development programs and prosecute our recently submitted NDA for Firdapse® for LEMS, assuming it is filed by the FDA.

Selling and Marketing Expenses.

We had no selling expenses for the three-month periods ended March 31, 2018 and 2017. In 2016, we had been incurring costs tied to our future sales and marking efforts for Firdapse®. However, during the first quarter of 2016, following the receipt of the RTF letter, we put most of these activities on hold in order to conserve cash. During the fourth quarter of 2017, as we moved closer to an NDA submission for Firdapse®, we restarted the development of our commercialization plans for Firdapse®. Pre-commercialization costs are included in general and administrative expenses.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $2,674,398 and $1,865,942, respectively, including stock-based compensation expense in each of the three-month periods ending March 31, 2018 and 2017 of $677,025 and $547,792, respectively. General and administrative expenses represented 45% and 40% of total operating costs and expenses for the three months ended March 31, 2018 and 2017, respectively. The increase in general and administrative expenses for the three months ended March 31, 2018 when compared to the same period in 2017 is primarily due to increase in pre-commercialization expenses. We expect that general and administrative costs, including pre-commercialization costs, will continue to increase in 2018 compared with the general and administrative costs incurred in 2017, as we expand our operations and headcount to build up our infrastructure and commercial programs in preparation for a potential Firdapse® launch in 2019.

As discussed above, pre-commercialization expenses are included in general and administrative expenses, and amounted to $630,991 and $166,205 respectively, for the three months ended March 31, 2018 and 2017.

Stock-Based Compensation.

Total stock-based compensation for the three-month periods ended March 31, 2018 and 2017 were $971,340 and $754,144, respectively. The increase in stock-based compensation for the three-month period ended March 31, 2018 when compared to the same period in 2017, is primarily due to the expense of options granted to employees and directors during the first quarter of 2018 in connection with 2017 year-end grants.

Change in Fair Value of Warrants Liability.

In connection with our October 2011 equity offering, we issued warrants to purchase an aggregate of 1,523,370 shares of common stock. As of May 2, 2017, all of the 2011 warrants were either exercised or had expired. The fair value of the portion of these warrants which remain outstanding was recorded in the liability section of the consolidated balance sheet and was estimated at $519,461 at March 31, 2017. The fair value of the warrants liability is determined at the end of each reporting period with the resulting gains or losses recorded as the change in fair value of warrants liability in the consolidated statements of operations.

No gain or loss was recognized for the three months ended March 31, 2018, as all 2011 warrants that were not exercised expired on May 2, 2017. For the three months ended March 31, 2017, we recognized a loss of $397,235, due to the change in the fair value of the warrants liability. The loss during the three months ended March 31, 2017 was principally a result of the increase of our stock price between December 31, 2016 and March 31, 2017.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. The increase in other income, net for the three months ended March 31, 2018 when compared to the same period in 2017 is primarily due to higher yields on investments and higher invested balances. Other income, net, consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest-bearing obligations and short-term bond funds.

Income Taxes.

We have incurred net operating losses since inception. For the three-month periods ended March 31, 2018 and 2017 we have applied a 100% valuation allowance against our deferred tax asset as we currently believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $5,699,892 and $4,967,129, respectively, for the three months ended March 31, 2018 and 2017 ($0.06 and $0.06, respectively, per basic and diluted share).

Non-GAAP Net Loss.

Our non-GAAP net loss, which excludes for the three months ended March 31, 2018 and 2017 $0 and a loss of $397,235, respectively, associated with the change in the fair value of liability classified warrants, was $5,699,892 and $4,569,894 ($0.06 and $0.06 respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At March 31, 2018, we had cash and cash equivalents and short-term investments aggregating $77.9 million and working capital of $76.2 million. At December 31, 2017, we had cash and cash equivalents and short-term investments aggregating $84.0 million and working capital of $80.9 million. At March 31, 2018, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

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

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations through 2019 (without considering revenues and cash receipts that may be received in 2019 if we are successful in obtaining an approval for Firdapse® and launching the product in 2019, of which there can be no assurance). There can be no assurance that we will ever be in a position to commercialize any of our drug candidates or that we will obtain any additional funding that we may require in the future.

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

We plan to raise additional funds that we may require in the future, through public or private equity offerings, debt financings, corporate collaborations or other means. We also may seek governmental grants for a portion of the required funding for our clinical trials and preclinical trials. We may also seek to raise capital to fund additional product development efforts or product acquisitions, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

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

At March 31, 2018, the full amount of our 2016 Shelf Registration Statement and $92,499,998 of our 2017 Shelf Registration Statement remains available for future sales. However, if our public float (the market value of our common stock held by non-affiliate stockholders) were to fall below $75 million, we would be subject to a further limitation under which we could sell no more than one-third (1/3) of our public float during any 12-month period. Further, the number of shares that we can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

Cash Flows

Net cash used in operating activities was $6,081,450 and $3,878,875, respectively, for the three-month periods ended March 31, 2018 and 2017. During the three months ended March 31, 2018, net cash used in operating activities was primarily attributable to our net loss of $5,699,892, and decreases of $1,140,552 in accounts payable, and $401,277 in accrued expenses and other liabilities. This was partially offset by a $180,916 decrease in prepaid expenses and other current assets and deposits, and $979,355 of other non-cash expenses. During the three months ended March 31, 2017, net cash used in operating activities was primarily attributable to our net loss of $4,967,129 and decreases of $15,248 in accounts payable and $178,917 in accrued expenses and other liabilities. This was partially offset by a $118,082 decrease in prepaid expenses and other current assets and deposits, $397,235 of non-cash change in fair value of warrants liability and $767,102 of other non-cash expenses. Such additional non-cash expenses consist of depreciation and stock-based compensation expense.

Net cash used in investing activities was $31,847,693 and $33,145, respectively, for the three-month periods ended March 31, 2018 and March 31, 2017, consisting primarily of purchases of short-term investments.

Net cash provided by financing activities during the three-month period ended March 31, 2018 was $33,032, consisting of proceeds from the exercise of options to purchase common stock. No cash was used in or provided by financing activities during the three-month period ended March 31, 2017.

Contractual Obligations

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement with BioMarin. We have agreed to pay certain payments under to our license agreement with BioMarin.

•	Royalties: We have agreed to pay (i) royalties to BioMarin for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year.

•	Milestone Payments: Under our license agreement with BioMarin, we have agreed to pay certain milestone payments that BioMarin is obligated to pay to both a third-party licensor of the rights that have been sublicensed to us and to the former stockholders of Huxley Pharmaceuticals (“Huxley”) under an earlier stock purchase agreement between BioMarin and the former Huxley stockholders. These milestones aggregate (i) approximately $2.6 million due upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS or CMS (approximately $150,000 of which will be due to the third party licensor and approximately $2,425,000 of which will be due to the former Huxley stockholders), and (ii) approximately $7.2 million due upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS (approximately $3.0 million of which will be due to the third party licensor and approximately $4.2 million of which will be due to the former Huxley stockholders). However, under BioMarin’s agreement with the former Huxley stockholders (and under our license agreement with BioMarin), BioMarin’s obligation to pay the milestone payments due to the former Huxley stockholders (and our corresponding obligation to pay such milestone payments) expired because these milestones were not satisfied by April 20, 2018.

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

•	Cost Sharing Payments. We have agreed to share in the cost of certain post-marketing studies conducted by BioMarin, and, as of March 31, 2018, we had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

•	Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, we have paid to date $424,885, had accrued liabilities of $278,750, at March 31, 2018 in the accompanying consolidated balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial of CPP-115 or August 27, 2018.

•	Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $525,000 in 2018. The agreement expires in November 2018.

•	Lease for office space. We operate our business in leased office space in Coral Gables, Florida. We currently lease approximately 5,200 square feet of office space for which we pay annual rent of approximately $200,000.

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

The successful development and commercialization of our current drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	our estimates regarding anticipated capital requirements and our need for additional financing;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-diaminopyridine (3,4-DAP) for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), or any other indication, before we do;

•	whether the NDA that we recently submitted for Firdapse® will be accepted for filing by the FDA, and, if accepted, whether it will be granted a priority review;

•	whether, even if the FDA accepts an NDA submission for Firdapse®, such product will be determined to be safe and effective and approved for commercialization for any of the submitted indications;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will result in an expedited review of Firdapse® by the FDA or affect the likelihood that the product will be found to be safe and effective;

•	whether as part of the FDA review of any NDA that we may submit for filing for Firdapse®, the tradename Firdapse®, which is the tradename used for the same product in Europe, will be approved for use for the product in the United States;

•	whether, assuming Firdapse® is approved for commercialization, we will be able to develop or contract with a sales and marketing organization that can successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether the trials that we are undertaking to evaluate Firdapse® for the treatment of CMS, MuSK-MG and SMA Type 3 or any other trials that we undertake in the future will be successful;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, or possibly Tourette’s Disorder;

•	whether we can successfully design and complete bioequivalence studies of our versions of vigabatrin compared to Sabril® that are acceptable to the FDA;

•	whether any ANDA that we submit for a generic version of Sabril® will be accepted by the FDA for review and approved (and the timing of any such approval);

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other development activities;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with cGMP;

•	whether our estimates of the size of the market for our drug candidates will turn out to be accurate;

•	the pricing of our products that we may be able to achieve if we are granted the ability to commercialize our drug candidates; and

•	changes in the healthcare industry occasioned by any future repeal and replacement of the Affordable Care Act, in laws relating to the pricing of drug products, or changes in the healthcare industry generally;

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

Our market risks during the three months ended March 31, 2018 have not materially changed from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

a.	We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	During the three months ended March 31, 2018, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2017 Annual Report on Form 10–K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: May 9, 2018