Form 10-Q
period 2018-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2018-08-07
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 102,599,258 shares of common stock, $0.001 par value per share, were outstanding as of August 3, 2018.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,887,939	$57,496,702
Short-term investments	58,520,956	26,516,711
Prepaid expenses and other current assets	677,341	1,173,744

Total current assets	69,086,236	85,187,157
Investments	5,005,321	—
Property and equipment, net	187,131	191,385
Deposits	8,888	8,888

Total assets	$74,287,576	$85,387,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$922,593	$1,945,575
Accrued expenses and other liabilities	2,159,435	2,320,587

Total current liabilities	3,082,028	4,266,162

Accrued expenses and other liabilities, non-current	143,335	157,456

Total liabilities	3,225,363	4,423,618

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 102,599,258 shares and 102,549,498 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	102,599	102,549
Additional paid-in capital	209,221,591	207,421,710
Accumulated deficit	(138,225,479)	(126,560,447)
Accumulated other comprehensive loss	(36,498)	—

Total stockholders’ equity	71,062,213	80,963,812

Total liabilities and stockholders’ equity	$74,287,576	$85,387,430

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating costs and expenses:
Research and development	$3,704,824	$2,451,751	$6,963,866	$5,265,680
General and administrative	2,631,031	1,729,520	5,305,429	3,595,462

Total operating costs and expenses	6,335,855	4,181,271	12,269,295	8,861,142

Loss from operations	(6,335,855)	(4,181,271)	(12,269,295)	(8,861,142)
Other income, net	370,715	91,039	604,263	201,016

Change in fair value of warrants liability	—	210,331	—	(186,904)

Loss before income taxes	(5,965,140)	(3,879,901)	(11,665,032)	(8,847,030)
Provision for income taxes	—	—	—	—

Net loss	$(5,965,140)	$(3,879,901)	$(11,665,032)	$(8,847,030)

Net loss per share – basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.11)

Weighted average shares outstanding – basic and diluted	102,596,446	83,905,827	102,577,005	83,441,650

Net loss	$(5,965,140)	$(3,879,901)	$(11,665,032)	$(8,847,030)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(14,672)	—	(36,498)	—

Comprehensive loss	$(5,979,812)	$(3,879,901)	$(11,701,530)	$(8,847,030)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2018

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	$—	$102,549	$207,421,710	$(126,560,447)	$—	$80,963,812

Issuance of common stock, net	—	3	10,546	—	—	10,549
Issuance of stock options for services	—	—	1,747,850	—	—	1,747,850
Exercise of stock options for common stock	—	47	41,485	—	—	41,532
Other comprehensive loss	—	—	—	—	(36,498)	(36,498)
Net loss	—	—	—	(11,665,032)	—	(11,665,032)

Balance at June 30, 2018	$—	$102,599	$209,221,591	$(138,225,479)	$(36,498)	$71,062,213

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities:
Net loss	$(11,665,032)	$(8,847,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,191	25,915
Stock-based compensation	1,762,847	1,392,713
Change in fair value of warrants liability	—	186,904
(Increase) decrease in:
Prepaid expenses and other current assets and deposits	496,403	426,386
Increase (decrease) in:
Accounts payable	(1,022,982)	(240,831)
Accrued expenses and other liabilities	(175,273)	(23,921)

Net cash used in operating activities	(10,587,846)	(7,079,864)

Investing Activities:
Purchases of property and equipment	(11,937)	—
Purchases of investments	(37,046,064)	(34,910)

Net cash provided by (used in) investing activities	(37,058,001)	(34,910)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(4,448)	—
Proceeds from exercise of warrants	—	1,805,437
Proceeds from exercise of stock options	41,532	—

Net cash provided by (used in) financing activities	37,084	1,805,437

Net increase (decrease) in cash and cash equivalents	(47,608,763)	(5,309,337)
Cash and cash equivalents - beginning of period	57,496,702	13,893,064

Cash and cash equivalents - end of period	$9,887,939	$8,583,727

Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(36,498)	$—
Exercise of liability classified warrants for common stock	$—	$309,130

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. (the Company) is a development-stage biopharmaceutical company focused on developing and commercializing innovating therapies for people with rare debilitating, chronic neuromuscular and neurological diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Congenital Myasthenic Syndromes (CMS), MuSK antibody positive myasthenia gravis (MuSK-MG), and infantile spasms.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s primary focus is on the development and commercialization of its drug candidates. The Company has incurred operating losses in each period from inception through June 30, 2018. The Company has been able to fund its cash needs to date through several public and private offerings of its common stock and warrants, through government grants, and through an investment by a strategic purchaser. See Note 10.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 included in the 2017 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period or for the full 2018 fiscal year.

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

e.

INVESTMENTS. The Company invests in high credit-quality funds in order to obtain higher yields on its cash available for investments. At June 30, 2018, investments consisted of a short-term bond fund and U.S. Treasuries. At December 31, 2017, investments consisted of a short-term bond fund. Such investments are not insured by the Federal Deposit Insurance Corporation.

Short-term bond fund

The short-term bond fund is classified in trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. At June 30, 2018 and December 31, 2017, the only investment classified as trading securities was the short-term bond fund. Unrealized gain (loss) on trading securities was $29,431 and ($29,430), respectively, for the three and six months ended June 30, 2018, and $0 and $29,430 for the three and six months ended June 30, 2017 and is included in other income, net in the accompanying consolidated statements of operations.

U.S. Treasuries

U.S. Treasuries are classified as available-for-sale securities. The Company classifies available-for-sale securities with stated maturities of greater than three months and less than one year from the date of purchase as short-term investments. Available-for-sale securities with stated maturities greater than one year are classified as non-current investments in the accompanying consolidated balance sheets. The Company records available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in other income, net and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale securities are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an other-than-temporary charge, including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. The Company has not recorded any other than temporary impairment charges on its available-for-sale securities. See Note 4.

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

g.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts payables, accrued expenses and other liabilities, and warrants liability. At June 30, 2018 and December 31, 2017, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using
	Balances as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$9,496,648	$9,496,648	$—	$—

Short-term investments:
Short-term bond fund	$26,530,474	$26,530,474	$—	$—

U.S. Treasuries	$31,990,482	$—	$31,990,482	$—

Investments:
U.S. Treasuries	$5,005,321	$—	$5,005,321	$—

	Balances as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$56,820,688	$56,820,688	$—	$—

Short-term investments:
Short-term bond fund	$26,516,711	$26,516,711	$—	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

i.

WARRANTS LIABILITY. In October 2011, the Company issued 1,523,370 warrants (the 2011 warrants) to purchase shares of the Company’s common stock in connection with a registered direct offering. During the period that the 2011 warrants were outstanding, the Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrants agreement that provided the warrants holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the Black-Scholes Model) value, in the event that certain fundamental transactions, as defined, occurred. The fair value of the warrants liability was estimated using the Black-Scholes Model which required inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions were reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants were recognized each reporting period in the “Change in fair value of warrants liability” line in the consolidated statement of operations. All unexercised 2011 warrants expired on May 2, 2017. See Note 3.

j.

STOCK-BASED COMPENSATION. The Company recognizes expense in the consolidated statements of operations for the fair value of all stock-based payments to employees, directors, scientific advisors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

As of June 30, 2018, there were outstanding stock options to purchase 7,719,166 shares of common stock, of which stock options to purchase 4,096,662 shares of common stock were exercisable as of June 30, 2018.

For the three and six-month periods ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$285,625	$223,552	$579,940	$429,904
General and administrative	505,882	415,017	1,182,907	962,809

Total stock-based compensation	$791,507	$638,569	$1,762,847	$1,392,713

k.

COMPREHENSIVE INCOME (LOSS). U.S. GAAP require that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive loss is shown on the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and is comprised of net unrealized losses on the Company’s available-for-sale securities. For December 31, 2017 and all prior periods, the Company’s net loss equaled comprehensive loss, since the Company had no items which were considered other comprehensive income (loss).

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

	June 30,
	2018	2017
Options to purchase common stock	7,719,166	6,090,000
Warrants to purchase common stock	—	675,000
Unvested restricted stock	—	26,667

Potential equivalent common stock excluded	7,719,166	6,791,667

Potentially dilutive options to purchase common stock as of June 30, 2018 have exercise prices ranging from $0.79 to $4.64. Potentially dilutive options to purchase common stock as of June 30, 2017 had exercise prices ranging from $0.47 to $4.64. Potentially dilutive warrants to purchase common stock as of June 30, 2017 had an exercise price of $2.08 and expired in August 2017.

m.

RECENTLY ISSUED ACCOUNTING STANDARDS. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company’s only significant lease is its facility lease, which expires on November 30, 2022. The Company anticipates recognition of an additional asset and corresponding liability related to its facility lease on the consolidated balance sheet. This standard will have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting that largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for all entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements.

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

The following table rolls forward the fair value of the Company’s warrants liability activity for the three and six-month periods ended June 30, 2017:

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Fair value, beginning of period	$519,461	$122,226
Issuance of warrants	—	—
Exercise of warrants	(309,130)	(309,130)
Change in fair value	(210,331)	186,904

Fair value, end of period	$—	$—

On May 2, 2017, the outstanding and unexercised 2011 warrants expired. During both the three and six months ended June 30, 2017, 613,913 of the 2011 warrants were exercised, with proceeds of $798,087 to the Company.

4.	Investments.

Available-for-sale investments by security type were as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2018:
U.S. Treasuries - ST	$32,007,257	$—	$(16,775)	$31,990,482
U.S. Treasuries - LT	5,025,044	—	(19,723)	5,005,321

Total	$37,032,301	$—	$(36,498)	$36,995,803

At December 31, 2017, the Company did not have any available-for-sale securities.

4.	Investments (continued).

In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities”, or ASC 320, the Company has classified its U.S. Treasuries as available-for-sale securities with secondary or resale markets, and, as such, they are reported at fair value with unrealized gain and losses included in comprehensive loss in stockholders’ equity and realized gains and losses, included in other income, net. There were no realized gains or losses from available-for-sale securities for the three or six months ended June 30, 2018 or 2017.

Certain U.S. Treasuries at June 30, 2018 had fair values less than their amortized costs and, therefore, contained unrealized losses. Given that the Company has no intent to sell the U.S. Treasuries until a recovery of its fair value, which may be at maturity, and there are no current requirements to sell any of these securities, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2018. The Company anticipates full recovery of amortized costs with respect to these investments at maturity. The duration of time the U.S. Treasuries have been in a continuous unrealized loss position as of June 30, 2018 was less than 6 months.

The estimated fair values of available-for-sale securities at June 30, 2018, by contractual maturity, are summarized as follows:

June 30, 2018
Due in one year or less	$31,990,482
Due after one year but within two years	5,005,321

$36,995,803

5.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	June 30, 2018	December 31, 2017
Prepaid research fees	$211,124	$388,977
Prepaid insurance	306,689	638,139
Prepaid pre-commercialization fees	8,925	65,000
Prepaid subscription fees	69,068	23,347
Prepaid rent	20,828	—
Other	60,707	58,281

Total prepaid expenses and other current assets	$677,341	$1,173,744

6.	Property and Equipment, net.

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
Computer equipment	$27,915	$27,915
Furniture and equipment	181,868	169,931
Leasehold improvements	152,708	152,708

	362,491	350,554
Less: Accumulated depreciation	(175,360)	(159,169)

Total property and equipment, net	$187,131	$191,385

Depreciation expense was $8,176 and $16,191, respectively, for the three and six-month periods ended June 30, 2018 and $12,957 and $25,915, respectively for the three and six-month periods ended June 30, 2017.

7.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued preclinical and clinical trial expenses	$1,251,568	$970,649
Accrued professional fees	338,098	227,457
Accrued compensation and benefits	232,847	821,935
Accrued license fees	305,000	252,500
Deferred rent and lease incentive	27,184	24,011
Other	4,738	24,035

Current accrued expenses and other liabilities	2,159,435	2,320,587
Deferred rent and lease incentive - non-current	143,335	157,456

Non-current accrued expenses and other liabilities	143,335	157,456

Total accrued expenses and other liabilities	$2,302,770	$2,478,043

8.	Commitments and Contingencies.

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

Under the license agreement with Northwestern, the Company is responsible for continued research and development of any resulting product candidates. As of June 30, 2018, the Company has paid $424,885 in connection with the license and has accrued license fees of $305,000 in the accompanying June 30, 2018 consolidated balance sheet for expenses, maintenance fees and milestones. In addition, the Company is obligated to pay certain milestone payments in future years relating to clinical development activities with respect to CPP-115, and royalties on any products resulting from the license agreement, if the Company does not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial for CPP-115 or August 27, 2018.

Recently, the Company became aware that certain patents granted to Northwestern to a new GABA aminotransferase inhibitor and derivative of vigabatrin were derived from CPP-115. As such, it is the Company’s position that Northwestern is currently in breach of the license agreement based on its failure to transfer these new patent rights to the Company. Discussions to resolve this dispute are ongoing. There can be no assurance as to the outcome of this matter, and, if the matter is not amicably resolved, the Company intends to pursue its rights under its license agreement.

b.

LICENSE AGREEMENT WITH NEW YORK UNIVERSITY AND THE FEINSTEIN INSTITUTE FOR MEDICAL RESEARCH. On December 13, 2011, the Company entered into a license agreement with New York University (NYU) and the Feinstein Institute for Medical Research (FIMR) under which it acquired worldwide rights to commercialize GABA aminotransferase inhibitors in the treatment of Tourette’s Disorder. The Company is obligated to pay certain milestone payments in future years relating to clinical development activities and royalties on any products resulting from the license agreement.

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

Additionally, the Company’s license agreement with BioMarin requires the Company to pay certain milestone payments that BioMarin is obligated to pay to both a third-party licensor of the rights that have been sublicensed to the Company and to the former stockholders of Huxley Pharmaceuticals (“Huxley”) under an earlier stock purchase agreement between BioMarin and the former Huxley stockholders.

With respect to the third party licensor of the rights that have been sublicensed to the Company, the Company has agreed to pay: (i) $150,000 upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS (which amount was paid during the second quarter of 2018 after acceptance by the FDA of the Company’s NDA for Firdapse® for LEMS), and (ii) approximately $3.0 million of which will be due upon the upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS (which milestone payment has not yet been earned).

With respect to the former Huxley stockholders, the Company had agreed that it would pay the following milestone payments if either of the following milestones were satisfied before April 20, 2018: (i) $2,425,000 upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and (ii) approximately $4,200,000 of which was to be paid upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS. Since neither of these milestones were met on or before April 20, 2018, these milestone payments were never earned. However, prior to April 20, 2018, the Company was advised that the former Huxley stockholders intended to take legal action against BioMarin and the Company seeking payment of the milestone payments due to them even if the milestones were achieved after their expiration date (April 20, 2018). While the Company disputed its obligation to pay either of the above described milestone payments if these milestones were achieved after April 20, 2018, in an agreement which was executed and became effective on July 26, 2018, the Company, BioMarin and the former Huxley stockholders agreed to amicably resolve this matter. As part of the settlement, and without admitting any liability, the Company agreed to pay the former Huxley stockholders two new milestone payments in lieu of the milestone payments described above: (i) a $1.0 million milestone payment due upon execution of the settlement agreement, and (ii) a $1.0 million payment due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS (which milestone payment has not yet been earned). Further, as part of the settlement agreement, the Company, BioMarin and the former Huxley stockholders entered into mutual releases regarding these matters. See Note 12.

The Company also agreed to share in the cost of certain post-marketing studies being conducted by BioMarin, and, as of June 30, 2018, the Company had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

8.	Commitments and Contingencies (continued).

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

The Company’s net deferred tax asset has a 100% valuation allowance at June 30, 2018 and December 31, 2017 as the Company believes that it is more likely than not that the deferred tax asset will not be realized.

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

As of June 30, 2018, there is approximately $92.5 million available for future sale under the 2017 Shelf Registration Statement.

11.	Stock Compensation.

Stock Options

During the three and six-month periods ended June 30, 2018, the Company granted seven-year options to purchase an aggregate of 945,000 and 2,717,500 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $776,510 and $1,747,850 respectively, during the three and six-month periods ended June 30, 2018. During the three and six-month periods ended June 30, 2018, respectively, 565,000 and 1,309,998 options vested.

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

During the three and six-month periods ended June 30, 2018, options to purchase 10,000 shares and 46,666 shares, respectively, of the Company’s common stock were exercised, with proceeds of $8,500 and $41,532, respectively, to the Company. No options were exercised during the three and six-months periods ended in June 30, 2017.

As of June 30, 2018, there was approximately $6,130,000 of unrecognized compensation expense related to non-vested stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.45 years.

Restricted Stock Units

No restricted stock units were granted during the three and six-month periods ended June 30, 2018 and 2017. No stock-based compensation related to restricted stocks was recorded during the three and six-months periods ended June 30, 2018. The Company recorded stock-based compensation related to restricted stock units totaling $18,815 and $37,423, respectively, during the three and six-month periods ended June 30, 2017. All restricted stock units were vested as of December 31, 2017.

Common Stock

During both the three and six-month periods ended June 30, 2018, the Company granted 3,094 net shares of common stock to employees as compensation. The Company recorded stock-based compensation related to common stock issued to employees totaling approximately $15,000 during both the three and six-month periods ended June 30, 2018. There were no grants of common stock to employees during the three and six-months periods ended June 30, 2017.

12.	Subsequent Events.

Subsequent to quarter end, effective July 26, 2018, the Company settled a dispute with BioMarin and the former Huxley stockholders regarding the milestone payments due to the former Huxley stockholders if certain milestones are achieved by the Company. See Note 8.

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the second quarter and first half of fiscal 2018.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three and six-months ended June 30, 2018 as compared to the same periods ended June 30, 2017.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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

The chemical entity, amifampridine (3,4-diaminopyridine, or 3,4-DAP), has never been approved by the FDA for any indication. Because amifampridine phosphate (Firdapse®) has been granted Orphan Drug designation for the treatment of LEMS, CMS and MG by the FDA, the product is eligible to receive seven years of marketing exclusivity for either or all of these indications. Further, if we are the first pharmaceutical company to obtain approval for an amifampridine product, of which there can be no assurance, we will also be eligible to receive five years of marketing exclusivity with respect to the use of this product for any indication, running concurrently with the seven years of orphan marketing exclusivity described above (if both exclusivities are granted).

We previously sponsored two multi-center, randomized, placebo-controlled Phase 3 trials evaluating Firdapse® for the treatment of LEMS, both of which were successful. On March 29, 2018, we reported that we had submitted an NDA to the FDA for Firdapse® for the symptomatic treatment of LEMS, and on May 29, 2018, we reported FDA acceptance of our NDA and Priority Review Status for Firdapse® for the symptomatic treatment of LEMS, with a Prescription Drug User Fee Act (PDUFA) goal date of November 28, 2018. There can be no assurance that our NDA for Firdapse® for LEMS will be approved by the FDA or the timing of any such approval.

We are currently conducting a Phase 3 clinical trial evaluating Firdapse® for the treatment of certain types of CMS. This trial, which will include approximately 23 adult and pediatric subjects, is being conducted at trial sites around the United States and Canada. We are also currently working to add one or more additional sites outside the United States. Details of this trial are available on www.clinicaltrials.gov (NCT02562066). Based on currently available information, we currently expect to report top-line results from this trial in the first half of 2019. There can be no assurance that any trial we conduct evaluating Firdapse® for the treatment of CMS will be successful or whether any NDA or NDA supplement that we may submit for Firdapse® for the treatment of CMS in the future will be filed by the FDA for review and approved.

We are also currently conducting a Phase 3 clinical trial evaluating Firdapse® for the treatment of MuSK antibody positive myasthenia gravis (MuSK-MG). The trial is a multi-site, international (U.S. and Italy), double-blind, placebo-controlled, clinical trial that is targeted to enroll approximately 60 subjects diagnosed with MuSK-MG. The trial will also enroll up to 10 generalized myasthenia gravis patients who will be assessed with the same clinical endpoints but achieving statistical significance in this subgroup of patients is not required and only summary statistics will be provided. We initiated this trial in January 2018 and are currently enrolling subjects. We currently expect to report top-line results from this trial in the second half of 2019. Details of this trial are available on www.clinicaltrials.gov (NCT03304054).

Finally, we have begun conducting a Phase 3 clinical study evaluating Firdapse® as a symptomatic treatment for patients with Spinal Muscular Atrophy (SMA) Type 3. The study is designed as a randomized (1:1), double-blind, 2-period, 2-treatment, crossover, outpatient proof-of-concept study to evaluate the safety, tolerability and potential efficacy of amifampridine in ambulatory patients diagnosed with SMA Type 3. The study is planned to include approximately 12 patients, and we currently expect to report top-line results from the study in the second half of 2019.

There can be no assurance that our currently ongoing trials evaluating Firdapse® for the treatment of CMS, MuSK-MG or SMA Type 3, or any trials we may undertake in the future to evaluate Firdapse® for the treatment of other rare, similar neuromuscular diseases, will be successful. Further, there can also be no assurance that the FDA will ever approve Firdapse® for any of these indications.

Now that our NDA for Firdapse® for the treatment of LEMS has been accepted for filing by the FDA, we are substantially increasing our activities to prepare for the potential marketing of Firdapse® in the United States as early as the beginning of 2019. During June 2018, we announced the appointment of Daniel J. Brennan as Chief Commercial Officer, and we are currently building our sales and marketing team to prepare for the launch of Firdapse® (assuming we obtain approval to commercialize the product), which will include our marketing and sales team, our patient education and support programs and our market access/reimbursement operations. We currently expect to launch and sell Firdapse® through a field force of approximately 15-20 employees experienced in rare diseases. At launch, the sales force will focus on the approximately 900 neuromuscular specialists who we believe most often treat neuromuscular diseases such as LEMS. We also expect to continue to work with several rare disease advocacy organizations to help increase awareness of LEMS and CMS and to provide education for the physicians who treat these rare diseases and the patients they treat, and we expect to have a field-based force of 4-6 medical science liaisons who will help educate the medical communities and patients about these illnesses.

We currently intend to use a specialty pharmacy model to provide reimbursement, clinical and distribution support for Firdapse® and to develop cost-sharing and patient assistance programs to support qualified, commercially insured patients, federal- and state-insured patients, and uninsured or under-insured patients. We may also donate money to independent charitable foundations dedicated to this cause. Our ultimate goal is to ensure that no LEMS patient is denied access to Firdapse® for financial reasons.

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

Recently, we became aware that certain patents granted to Northwestern to a new GABA aminotransferase inhibitor and derivative of vigabatrin were derived from CPP-115. As such, it is our position that Northwestern is currently in breach of the license agreement based on its failure to transfer these new patent rights to us. Discussions to resolve this dispute are ongoing. There can be no assurance as to the outcome of this matter, and, if the matter is not amicably resolved, we intend to pursue our rights under the license agreement.

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

Available Capital Resources

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations through 2019 (without considering revenues and cash receipts that may be received in 2019 if we are successful in obtaining an approval for Firdapse® and launching the product in 2019, of which there can be no assurance. There can be no assurance that we will ever be in a position to commercialize any of our drug candidates or that we will obtain any additional funding that we may require in the future. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

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

Selling and Marketing Expenses.

We do not currently have any selling or marketing expenses. We are currently incurring substantial costs to build our commercial team for a potential launch of Firdapse® in the first quarter of 2019. Such pre-commercialization costs are included in general and administrative expenses.

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

Income Taxes.

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of June 30, 2018 and December 31, 2017, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Results of Operations

Revenues.

We had no revenues for the three and six-month periods ended June 30, 2018 and 2017.

Research and Development Expenses.

Research and development expenses for the three and six-month periods ended June 30, 2018 were $3,704,824 and $6,963,866, respectively, including stock-based compensation expense in each of the three and six-month periods of $285,625 and $579,940, respectively. Research and development expenses for the three and six-month periods ended June 30, 2017 were $2,451,751 and $5,265,680 respectively, including stock-based compensation expense in each of the three and six-month periods of $223,552 and $429,904, respectively. Research and development expenses, in the aggregate, represented approximately 58% and 57% of total operating costs and expenses for the three and six-month periods ended June 30, 2018 and 59% and 59% for the three and six-month periods ended June 30, 2017, respectively. The stock-based compensation is non-cash and relates to the expense of stock options awards and other non-cash stock compensation to certain employees.

Expenses for research and development for the six months ended June 30, 2018, excluding stock-based compensation, increased compared to amounts expended in the same period in 2017. The increase in research and development expenses for the six months ended June 30, 2018 when compared to the same period in 2017 is primarily due to increases in consulting expenses as we prepared to submit our NDA for Firdapse® during the first quarter of 2018, milestone expenses in connection with the acceptance of our NDA submission in May 2018, expenses from our medical affairs program, and compensation and related personnel costs as we expand our headcount to support our currently ongoing trials and programs. We expect that research and development costs will continue to be substantial during the balance 2018 as we work towards completing trials evaluating Firdapse® for the treatment of CMS, MuSK-MG and SMA Type 3, continue our Expanded Access Program for Firdapse® and our other development programs, and prosecute our recently accepted NDA submission for Firdapse® for LEMS.

Selling and Marketing Expenses.

We had no selling expenses for the six-month periods ended June 30, 2018 and 2017.

During the fourth quarter of 2017, as we moved closer to submitting an NDA for Firdapse®, we re-started the development of our commercialization plans for Firdapse® and following the acceptance of our NDA for Firdapse® for the treatment of LEMS, we accelerated our efforts to build our commercial team for a potential launch of Firdapse® in the first quarter of 2019. Pre-commercialization costs are included in general and administrative expenses.

General and Administrative Expenses.

General and administrative expenses for the three and six months ended June 30, 2018 were $2,631,031 and $5,305,429, respectively, including stock-based compensation expense in each of the three and six-month periods ending June 30, 2018 of $505,882 and $1,182,907, respectively. General and administrative expenses for the three and six months ended June 30, 2017 were $1,729,520 and $3,595,462, respectively, including stock-based compensation expense in each of the three and six-month periods ending June 30, 2017 of $415,017 and $962,809, respectively. General and administrative expenses represented 42% and 43% of total operating costs and expenses for the three and six months ended June 30, 2018 and 41% and 41% for the three and six months ended June 30, 2017, respectively. The increase in general and administrative expenses for the six months ended June 30, 2018 when compared to the same period in 2017 is primarily due to increases in pre-commercialization expenses, headcount and corporate expenses as we build up our infrastructure and commercial programs in preparation for a potential Firdapse® launch in 2019. We expect that general and administrative costs, including pre-commercialization costs, will continue to increase in 2018 compared with the general and administrative costs incurred in 2017, as we continue to expand our operations in preparation for a potential launch of Firdapse® in 2019.

As discussed above, pre-commercialization expenses are included in general and administrative expenses, and amounted to $832,208 and $1,463,199 respectively, for the three and six-month periods ended June 30, 2018 and $241,084 and $407,289 respectively, for the three and six-month periods ended June 30, 2017.

Stock-Based Compensation.

Total stock-based compensation for the three and six-month periods ended June 30, 2018 were $791,507 and $1,762,847 and for the three and six-month periods ended June 30, 2017 were $638,569 and $1,392,713, respectively. The increase in stock-based compensation for the six-month periods ended June 30, 2018, when compared to the same period in 2017, is primarily due to the expense of options granted to employees and directors during the first quarter of 2018 in connection with 2017 year-end grants and the effect of grants to new employees as we increase our headcount to build up our infrastructure and commercial programs in preparation for a potential launch of Firdapse® in 2019.

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

No gain or loss was recognized for the three and six months ended June 30, 2018, as all 2011 warrants that were not exercised expired on May 2, 2017. For the three and six months ended June 30, 2017, we recognized a gain of $210,331 and a loss of $186,904, respectively, due to the change in the fair value of the warrants liability. The gain during the three months ended June 30, 2017 was principally a result of the decrease of our stock price between March 31, 2017 and the warrants liability expiration date on May 2, 2017. The loss during the six months ended June 30, 2017 was principally a result of the increase of our stock price between December 31, 2016 and the warrants liability expiration date on May 2, 2017.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities. The increase in other income, net for the six months ended June 30, 2018 when compared to the same period in 2017 is primarily due to higher yields on investments and higher invested balances. Other income, net, consists of interest income, dividend income, unrealized and realized gain (loss) on trading securities and realized gain (loss) on available-for-sale securities, if any. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest-bearing obligations and short-term bond funds.

Income Taxes.

We have incurred net operating losses since inception. For the three and six-month periods ended June 30, 2018 and 2017 we have applied a 100% valuation allowance against our deferred tax asset as we currently believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $5,965,140 and $11,665,032, respectively, for the three and six months ended June 30, 2018 ($0.06 and $0.11, respectively, per basic and diluted share) as compared to a net loss of $3,879,901 and $8,847,030, respectively, for the three and six months ended June 30, 2017 ($0.05 and $0.11, respectively, per basic and diluted share).

Non-GAAP Net Loss.

Our non-GAAP net loss for the three and six months ended June 30, 2018 was the same as our GAAP net loss, as there were no non-GAAP adjustments. Our non-GAAP net loss, which excludes for the three and six months ended June 30, 2017 a gain of $210,331 and a loss of $186,904, respectively, associated with the change in the fair value of liability classified warrants, was $4,090,232 and $8,660,126, respectively, for the three and six months ended June 30, 2017 ($0.05 and $0.10, respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity issuances, government grants, and an investment by a strategic purchaser. At June 30, 2018, we had cash and investments aggregating $73.4 million and working capital of $66.0 million. At December 31, 2017, we had cash and investments aggregating $84.0 million and working capital of $80.9 million. At June 30, 2018, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

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

At June 30, 2018, the full amount of our 2016 Shelf Registration Statement and $92,499,998 of our 2017 Shelf Registration Statement remains available for future sales. However, if our public float (the market value of our common stock held by non-affiliate stockholders) were to fall below $75 million, we would be subject to a further limitation under which we could sell no more than one-third (1/3) of our public float during any 12-month period. Further, the number of shares that we can sell at any one time may be limited under certain circumstances to 20% of the outstanding common stock under applicable NASDAQ marketplace rules.

Cash Flows.

Net cash used in operating activities was $10,587,846 and $7,079,864, respectively, for the six-month periods ended June 30, 2018 and 2017. During the six months ended June 30, 2018, net cash used in operating activities was primarily attributable to our net loss of $11,665,032, and decreases of $1,022,982 in accounts payable, and $175,273 in accrued expenses and other liabilities. This was partially offset by a $496,403 decrease in prepaid expenses and other current assets and deposits, and $1,779,038 of other non-cash expenses. During the six months ended June 30, 2017, net cash used in operating activities was primarily attributable to our net loss of $8,847,030, decreases of $240,831 in accounts payable and $23,921 in accrued expenses and other liabilities. This was partially offset by a $426,386 decrease in prepaid expenses and other current assets and deposits, $186,904 of non-cash change in fair value of warrants liability and $1,418,628 of other non-cash expenses. Such additional non-cash expenses consist of depreciation and stock-based compensation expense.

Net cash used in investing activities was $37,058,001 and $34,910, respectively, for the six-month periods ended June 30, 2018 and June 30, 2017, consisting primarily of purchases of investments.

Net cash provided by financing activities during the six-month period ended June 30, 2018 was $37,084, consisting primarily of proceeds from the exercise of options to purchase common stock. Net cash provided by financing activities during the six-month period ended June 30, 2017 was $1,805,437, consisting of the net proceeds from exercise of warrants.

Contractual Obligations.

We have entered into the following contractual arrangements:

•	Payments to BioMarin and others under our license agreement with BioMarin. We have agreed to pay certain payments under our license agreement with BioMarin.

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

Milestone Payments: Additionally, our license agreement with BioMarin requires that we pay certain milestone payments that BioMarin is obligated to pay to both a third-party licensor of the rights that have been sublicensed to us and to the former stockholders of Huxley Pharmaceuticals (“Huxley”) under an earlier stock purchase agreement between BioMarin and the former Huxley stockholders.

With respect to the third party licensor of the rights that have been sublicensed to us, we have agreed to pay: (i) $150,000 upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS (which amount was paid during the second quarter of 2018 after acceptance by the FDA of the Company’s NDA for Firdapse® for LEMS), and (ii) approximately $3.0 million of which will be due upon the upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS (which milestone payment has not yet been earned).

With respect to the former Huxley stockholders, we had agreed that we would pay the following milestone payments if either of the following milestones were satisfied before April 20, 2018: (i) $2,425,000 upon acceptance by the FDA of a filing of an NDA for Firdapse® for the treatment of LEMS, and (ii) approximately $4,200,000 of which was to be paid upon the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS. Since neither of these milestones were met on or before April 20, 2018, these milestone payments were never earned. However, prior to April 20, 2018, we were advised that the former Huxley stockholders intended to take legal action against BioMarin and us seeking payment of the milestone payments due to them even if the milestones were achieved after their expiration date (April 20, 2018). While we disputed our obligation to pay either of the above described milestone payments if these milestones were achieved after April 20, 2018, in an agreement which was executed and became effective on July 26, 2018, we, BioMarin and the former Huxley stockholders agreed to amicably resolve this matter. As part of the settlement, and without admitting any liability, we agreed to pay the former Huxley stockholders two new milestone payments in lieu of the milestone payments described above: (i) a $1.0 million milestone payment due upon execution of the settlement agreement, and (ii) a $1.0 million payment due on the unconditional approval by the FDA of an NDA for Firdapse® for the treatment of LEMS (which milestone payment has not yet been earned). Further, as part of the settlement agreement, we, BioMarin and the former Huxley stockholders entered into mutual releases regarding these matters.

•

Cost Sharing Payments. We have agreed to share in the cost of certain post-marketing studies conducted by BioMarin, and, as of June 30, 2018, we had paid BioMarin $3.8 million related to expenses in connection with Firdapse® studies and trials.

•

Payments to Northwestern University under our license agreement. Under our license agreement with Northwestern, from which we derive our rights to CPP-115, we have paid to date $424,885, had accrued liabilities of $305,000, at June 30, 2018 in the accompanying consolidated balance sheet, and owe certain milestone payments in future years if we do not cancel the license agreement. The next milestone payment of $300,000 is due on the earlier of successful completion of the first Phase 3 clinical trial of CPP-115 or August 27, 2018.

Recently, we became aware that certain patents granted to Northwestern to a new GABA aminotransferase inhibitor and derivative of vigabatrin were derived from CPP-115. As such, it is our position that Northwestern is currently in breach of the license agreement based on its failure to transfer these new patent rights to us. Discussions to resolve this dispute are ongoing. There can be no assurance as to the outcome of this matter, and, if the matter is not amicably resolved, we intend to pursue our rights under the license agreement.

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $525,000 in 2018. The agreement expires in November 2020.

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

The successful development and commercialization of our current drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, or estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence due to the numerous risks and uncertainties associated with developing such products, including the uncertainty of:

•	our estimates regarding anticipated capital requirements and our need for additional financing;

•	the risk that another pharmaceutical company will receive an approval for its formulation of 3,4-DAP for the treatment of LEMS, CMS, or any other indication, before we do;

•	whether Firdapse® will be determined to be safe and effective and approved for commercialization for any indication;

•	whether the receipt of breakthrough therapy designation for Firdapse® for LEMS will affect the likelihood that the product will be found to be safe and effective;

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

•	whether our estimates of the size of the market for our drug candidates will turn out to be accurate;

•	the pricing of our products that we may be able to achieve if we are granted the ability to commercialize our drug candidates;

•	assuming Firdapse® is approved for commercialization, the timing of third party payor coverage and reimbursement for the product;

•	whether, even if Firdapse® is approved for commercialization, we will be successful in commercializing Firdapse®;

•	changes in the healthcare industry and the effect of political pressure from President Trump and Congress to reduce prescription drug costs;

•

changes to the healthcare industry occasioned by any future repeal and replacement of the Affordable Care Act, in laws relating to the pricing of drug products, or changes in the healthcare industry generally;

•

the scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

•	our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	whether the trials that we are currently undertaking to evaluate Firdapse® for the treatment of CMS, MuSK-MG and SMA Type 3 or any other trials that we undertake in the future will be successful;

•	whether CPP-115 will be determined to be safe for humans;

•	whether CPP-115 will be determined to be effective for the treatment of infantile spasms, or any other disorder;

•	whether we can successfully design and complete bioequivalence studies of our versions of vigabatrin compared to Sabril® that are acceptable to the FDA;

•	whether any ANDAs that we submit for a generic version of Sabril® will be accepted for filing and approved (and the timing of any such acceptances and approvals); and

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risks during the six months ended June 30, 2018 have not materially changed from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the six months ended June 30, 2018, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2017 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Settlement Agreement, effective as of July 26, 2018, among the Company, BioMarin Pharmaceutical Inc. and Aceras BioMedical LLC, in its capacity as stockholder representative for the former stockholders of Huxley Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

	By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer

Date: August 7, 2018