Form 10-Q
period 2019-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2019-05-10
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPRX	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 102,854,257 shares of common stock, $0.001 par value per share, were outstanding as of May 6, 2019.

CATALYST PHARMACEUTICALS, INC.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$19,081,714	$16,559,400
Short-term investments	26,551,064	36,922,213
Accounts receivable, net	7,251,381	—
Inventory	96,587	56,012
Prepaid expenses and other current assets	1,881,266	1,649,781

Total current assets	54,862,012	55,187,406
Investments	4,991,600	5,008,243
Operating lease right-of-use asset	1,074,020	—
Property and equipment, net	140,320	245,425
Deposits	8,888	8,888

Total assets	$61,076,840	$60,449,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,940,086	$2,337,367
Accrued expenses and other liabilities	6,086,029	7,173,987

Total current liabilities	9,026,115	9,511,354

Accrued expenses and other liabilities, non-current	—	154,799
Operating lease liability, net of current portion	875,098	—

Total liabilities	9,901,213	9,666,153

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 102,804,257 shares and 102,739,257 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	102,804	102,739
Additional paid-in capital	212,287,975	211,265,279
Accumulated deficit	(161,208,464)	(160,563,961)
Accumulated other comprehensive loss	(6,688)	(20,248)

Total stockholders’ equity	51,175,627	50,783,809

Total liabilities and stockholders’ equity	$61,076,840	$60,449,962

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended March 31,
	2019	2018
Product revenue, net	$12,448,438	$—

Operating costs and expenses:
Cost of sales	1,711,788	—
Research and development	3,307,959	3,259,042
Selling, general and administrative	8,416,460	2,674,398

Total operating costs and expenses	13,436,207	5,933,440

Loss from operations	(987,769)	(5,933,440)
Other income, net	343,266	233,548

Loss before income taxes	(644,503)	(5,699,892)
Provision for income taxes	—	—

Net loss	$(644,503)	$(5,699,892)

Net loss per share – basic and diluted	$(0.01)	$(0.06)

Weighted average shares outstanding – basic and diluted	102,747,923	102,557,350

Net loss	$(644,503)	$(5,699,892)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	13,560	(21,826)

Comprehensive loss	$(630,943)	$(5,721,718)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2018	$—	$102,739	$211,265,279	$(160,563,961)	$(20,248)	$50,783,809
Issuance of stock options for services	—	—	933,411	—	—	933,411
Exercise of stock options for common stock	—	65	89,285	—	—	89,350
Other comprehensive gain (loss)	—	—	—	—	13,560	13,560
Net loss	—	—	—	(644,503)	—	(644,503)

Balance at March 31, 2019	$—	$102,804	$212,287,975	$(161,208,464)	$(6,688)	$51,175,627

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2017	$—	$102,549	$207,421,710	$(126,560,447)	$—	$80,963,812
Issuance of stock options for services	—	—	971,340	—	—	971,340
Exercise of stock options for common stock	—	37	32,995	—	—	33,032
Other comprehensive gain (loss)	—	—	—	—	(21,826)	(21,826)
Net loss	—	—	—	(5,699,892)	—	(5,699,892)

Balance at March 31, 2018	$—	$102,586	$208,426,045	$(132,260,339)	$(21,826)	$76,246,466

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities:
Net loss	$(644,503)	$(5,699,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,748	8,015
Non-cash change in right-of-use asset	59,621	—
Stock-based compensation	933,411	971,340
(Increase) decrease in:
Accounts receivable, net	(7,251,381)	—
Inventory	(40,575)	—
Prepaid expenses and other current assets and deposits	(231,485)	180,916
Increase (decrease) in:
Accounts payable	602,719	(1,140,552)
Accrued expenses and other liabilities	(1,337,155)	(401,277)
Operating lease liability	(67,155)	—

Net cash used in operating activities	(7,962,755)	(6,081,450)

Investing Activities:
Purchases of property and equipment	(5,633)	—
Purchases of investments	(9,944,974)	(31,847,693)
Proceeds from sales/maturities of investments	20,346,326	—

Net cash provided by (used in) investing activities	10,395,719	(31,847,693)

Financing Activities:
Proceeds from exercise of stock options	89,350	33,032

Net cash provided by (used in) financing activities	89,350	33,032

Net increase (decrease) in cash and cash equivalents	2,522,314	(37,896,111)
Cash and cash equivalents - beginning of period	16,559,400	57,496,702

Cash and cash equivalents - end of period	$19,081,714	$19,600,591

Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$13,560	$(21,826)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a biopharmaceutical company focused on developing and commercializing innovating therapies for people with rare debilitating, chronic neuromuscular and neurological diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Anti-MuSK antibody positive myasthenia gravis (MuSK-MG), Congenital Myasthenic Syndromes (CMS), and Spinal Muscular Atrophy (SMA) Type 3.

On November 28, 2018, the U.S. Food and Drug Administration, or FDA, granted approval of Firdapse® for the treatment of adults with LEMS. On January 15, 2019, the Company launched its first product, Firdapse®, in the United States for the treatment of adults with LEMS.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company has incurred operating losses in each period from inception through March 31, 2019. The Company has been able to fund its cash needs to date through several public and private offerings of its securities and revenues from its product sales. See Note 12.

Capital Resources

While there can be no assurance, based on currently available information, the Company estimates that it has sufficient resources to support its operations for at least the next 12 months from the issuance date of this Form 10-Q.

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

a.

INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2018 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 included in the 2018 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any future period or for the full 2019 fiscal year.

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

e.

INVESTMENTS. The Company invests in high credit-quality funds in order to obtain higher yields on its cash available for investments. At March 31, 2019 and December 31, 2018, investments consisted of a short-term bond fund and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

Short-Term Bond Fund

The short-term bond fund is classified in trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. At March 31, 2019 and December 31, 2018, the only investment classified as trading securities was the short-term bond fund. Realized losses on trading securities during the three months ended March 31, 2019 were $4,980. There were no sales on trading securities for the three months ended March 31, 2018. Unrealized gain (loss) on trading securities was $52,741 and ($58,861), respectively, for the three months ended March 31, 2019 and March 31, 2018, and is included in other income, net in the accompanying consolidated statements of operations.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

f.

ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its Customer and individual Customer circumstances. At March 31, 2019, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

g.

INVENTORY. Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (FIFO) cost method. Inventories consist of raw materials and supplies, work in process and finished goods. Costs to be capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs such as ancillary supplies. The Company began capitalizing inventories post FDA approval of Firdapse® on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse® had been recorded as research and development expenses in the consolidated statements of operations. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. The costs of inventories during the quarter ended March 31, 2019 consisted mainly of packaging and labeling costs, indirect costs including compensation cost of personnel and supplies. As of March 31, 2019, inventory was approximately $97,000. As of December 31, 2018, inventory was approximately $56,000, and consisted mainly of packaging and labeling costs, indirect costs including compensation cost of personnel and supplies.

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

h.

PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid commercialization expenses, prepaid insurance and prepaid subscription fees. Prepaid research fees consist of advances for the Company’s product development activities, including drug manufacturing, contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Such advances are recorded as expense as the related goods are received or the related services are performed.

i.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payables and accrued expenses and other liabilities. At March 31, 2019 and December 31, 2018, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using
	Balances as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,137,632	$15,137,632	$—	$—

Short-term investments:
Short-term bond fund	$16,571,264	$16,571,264	$—	$—

U.S. Treasuries	$9,979,800	$—	$9,979,800	$—

Investments:
U.S. Treasuries	$4,991,600	$—	$4,991,600	$—

	Balances as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$14,462,087	$14,462,087	$—	$—

Short-term investments:
Short-term bond fund	$26,541,349	$26,541,349	$—	$—

U.S. Treasuries	$10,380,864	$—	$10,380,864	$—

Investments:
U.S. Treasuries	$5,008,243	$—	$5,008,243	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

k.

OPERATING LEASES. Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms do not include options to extend or terminate the lease as it is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Refer to Note 2.r. for discussion of adoption method.

l.

REVENUE RECOGNITION. Prior to the January 2019 launch of Firdapse®, the Company did not generate any product revenue. Therefore, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“Topic 606”) in January 2019. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, collaborative arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for these goods or services. The Company had no contracts with customers until the FDA approved Firdapse® in November 2018. Subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the “Customer”), who is the exclusive distributor of Firdapse® in the United States. The Customer subsequently resells Firdapse® to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of Firdapse®.

To determine revenue recognition for arrangements that are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Sales, Net below.

The Company also generates revenues from payments received under a collaborative agreement. Collaborative agreement payments may include nonrefundable fees at the inception of the agreements, milestone and event-based payments for specific achievements designated in the collaborative agreements, and/or royalties on sales of products resulting from a collaborative arrangement. For a complete discussion of accounting for collaborative arrangements, see Revenues from Collaborative Arrangement below.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Product Sales, Net: The Company sells Firdapse® to a Customer (its exclusive distributor) who subsequently resells Firdapse® to both a small group of exclusive SPs who have exclusive contracts with the Company to distribute the Company’s products to patients and potentially to medical centers or hospitals on an emergency basis. In addition to distribution agreements with its Customer, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes revenue on product sales when the Customer obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 10 and 60 days.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of sales.

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2019.

As of March 31, 2019 all of the Company’s sales are to its distributor.

Reserves for Variable Consideration: Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customer, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2019 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts and Allowances: The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse® to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through March 31, 2019, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

Funded Co-pay Assistance Program: The Company contracts with a third-party to manage the co-pay assistance program intended to provide financial assistance to qualified insured patients. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with Firdapse® that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. These payments are considered payable to the customer and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expense in the consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers the SPs and its distributor limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its Customer and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.

Provider Chargebacks and Discounts: Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to the Customer who directly purchases the product from the Company. The Customer charges the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by the Customer, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist principally of chargebacks that the Customer has claimed, but for which the Company has not yet issued a credit.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Bridge and Patient Assistance Programs: The Company provides free Firdapse® to uninsured patients who satisfy pre-established criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free Firdapse® while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Firdapse®. The Patient Assistance Program provides free Firdapse® for longer periods of time for those who are uninsured or functionally uninsured with respect to Firdapse® because they are unable to obtain coverage from their payer despite having health insurance. The Company does not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Revenues from Collaborative Arrangement: The Company has entered into a collaboration agreement for the further development and commercialization of generic Sabril® (vigabatrin) tablets. Pursuant to the terms of this agreement, collaborators could be required to make various payments to the Company, including upfront license fees, milestone payments based on achievement of regulatory approvals, and royalties on sales of products resulting from collaborative agreement.

Nonrefundable upfront license fees are recognized upon receipt as persuasive evidence of an arrangement exists, the price to the collaborator is fixed or determinable and collectability is reasonably assured. For the three months ended March 31, 2019 and March 31, 2018, no revenue was recognized.

Refer to Note 8, Collaborative Arrangement, for further discussion on the Company’s collaborative arrangement.

m.

CONCENTRATION OF RISK. The Company sells its product in the United States through an exclusive distributor to specialty pharmacies. Therefore, its distributor and specialty pharmacies account for all of its trade receivables and net product revenues. The creditworthiness of its Customer is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its Customer, historical payment patterns, aging of receivable balances and general economic conditions.

The Company currently has a single product with limited commercial sales experience, which makes it difficult to evaluate its current business, predict its future prospects and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, Firdapse®, and expects Firdapse® to constitute virtually all of product revenue for the foreseeable future. The Company’s success depends on its ability to effectively commercialize Firdapse®.

The Company relies exclusively on third parties to formulate and manufacture Firdapse® and its drug candidates. The commercialization of Firdapse® and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and the commercialization of Firdapse®. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of drugs.

2.	Basis of Presentation and Significant Accounting Policies (continued).

n.

ROYALTIES. Royalties incurred in connection with the Company’s license agreement with BioMarin, as disclosed in Note 10 – Agreements, are expensed to the cost of sales as revenue from product sales is recognized.

o.

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

p.

COMPREHENSIVE INCOME (LOSS). U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive loss is shown on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.

q.

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

	March 31,
	2019	2018
Options to purchase common stock	10,604,500	6,902,500

Potential equivalent common stock excluded	10,604,500	6,902,500

Potentially dilutive options to purchase common stock as of March 31, 2019 and 2018 had exercise prices ranging from $0.79 to $4.64.

2.	Basis of Presentation and Significant Accounting Policies (continued).

r.

RECENTLY ISSUED ACCOUNTING STANDARDS. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted the standard as of January 1, 2019, the beginning of fiscal 2019, using the modified retrospective approach in which prior comparative periods are not adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classification. The Company has operating leases for its office facilities, which expire on November 30, 2022. As of January 1, 2019, the Company recognized an additional right-of-use asset and corresponding operating lease liability related to its facility lease on the consolidated balance sheet. No cumulative effect adjustment was recognized as the amount was not material. The standard did not materially impact the Company’s consolidated statement of operations or cash flows. See Note 5 for the financial position impact and additional disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting that largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for all entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period, with early adoption permitted. The Company has adopted this standard as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

s.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.	Investments.

Available-for-sale investments by security type were as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2019:
U.S. Treasuries - ST	$9,979,760	$40	$—	$9,979,800
U.S. Treasuries - LT	4,998,328	—	(6,728)	4,991,600

Total	$14,978,088	$40	$(6,728)	$14,971,400

At December 31, 2018:
U.S. Treasuries - ST	$10,382,699	$—	$(1,835)	$10,380,864
U.S. Treasuries - LT	5,026,656	—	(18,413)	5,008,243

Total	$15,409,355	$—	$(20,248)	$15,389,107

In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities”, or ASC 320, the Company has classified its U.S. Treasuries as available-for-sale securities with secondary or resale markets, and, as such, they are reported at fair value with unrealized gains and losses included in comprehensive loss in stockholders’ equity and realized gain and losses, included in other income, net. There were no realized gains or losses from available-for-sale securities for the three months ended March 31, 2019 or 2018.

Certain U.S. Treasuries at March 31, 2019 had fair values greater or lower than their amortized costs and, therefore, contained unrealized gains (losses). Given that the Company has no intent to sell the U.S. Treasuries until a recovery of the fair value, which may be at maturity, and there are no current requirements to sell any of these securities, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2019. The Company anticipates full recovery of amortized costs with respect to these investments at maturity. The duration of time the U.S. Treasuries have been in a continuous unrealized loss position as of March 31, 2019 was more than 12 months.

The estimated fair values of available-for-sale securities at March 31, 2019, by contractual maturity, are summarized as follows:

March 31, 2019
Due in one year or less	$9,979,800
Due after one year but within two years	4,991,600

$14,971,400

4.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
Prepaid research fees	$240,377	$358,209
Prepaid insurance	616,761	800,261
Prepaid commercialization fees	430,573	17,030
Prepaid subscription fees	287,760	170,552
Other	305,795	303,729

Total prepaid expenses and other current assets	$1,881,266	$1,649,781

5.	Operating Leases.

The Company has operating lease agreements for its corporate office. The leases have free and escalating payment provisions. The leases have remaining lease terms of approximately 3.7 years, and include options to extend the leases for up to 1 year and options to terminate the lease within 1 year. There are no obligations under finance leases.

The components of lease expense were as follows:

March 31, 2019
Operating lease cost	$74,079

Supplemental cash flow information related to leases was as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81,616
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,305

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating lease right-of-use assets	$1,074,020

Other current liabilities	$282,605
Operating lease liabilities	875,098

Total operating lease liabilities	$1,157,703

Weighted Average Remaining Lease Term	3.7 years
Weighted Average Discount Rate	4.81%

Payments of lease liabilities as of March 31, 2019 were as follows:

2019 (remaining nine months)	$248,108
2020	339,605
2021	349,788
2022	329,662

Total lease payments	1,267,163
Less imputed interest	(109,460)

Total	$1,157,703

6.	Property and Equipment, Net.

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
Computer equipment	$52,704	$52,704
Furniture and equipment	218,084	212,451
Leasehold improvements	—	177,417

	270,788	442,572
Less: Accumulated depreciation	(130,468)	(197,147)

Total property and equipment, net	$140,320	$245,425

Depreciation expense was $13,748 and $8,015, respectively, for the three-month periods ended March 31, 2019 and 2018.

7.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued preclinical and clinical trial expenses	$943,742	$821,633
Accrued professional fees	1,651,181	1,311,061
Accrued compensation and benefits	764,362	1,941,449
Accrued license fees	1,573,642	3,000,000
Lease liability	282,605	—
Accrued variable consideration	704,834	—
Deferred rent and lease incentive	—	33,408
Other	165,663	66,436

Current accrued expenses and other liabilities	6,086,029	7,173,987
Lease liability - non-current	875,098	—
Deferred rent and lease incentive – non-current	—	154,799

Non-current accrued expenses and other liabilities	875,098	154,799

Total accrued expenses and other liabilities	$6,961,127	$7,328,786

8.	Collaborative Arrangement.

In December 2018, the Company entered into a collaboration and license agreement (collaboration) with Endo International plc’s subsidiary, Endo Ventures Limited (EVL), for the further development and commercialization of generic Sabril® (vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical.

EVL has assumed all development, manufacturing, clinical, regulatory, sales and marketing costs under the collaboration, while the Company is responsible for exercising commercially reasonable efforts to develop, or cause the development of, a final finished, stable dosage form of generic Sabril® tablets.

Under the terms of the Collaboration, the Company has received an up-front payment, and will receive milestone payments based on achievement of regulatory approvals, and a sharing of defined net profits upon commercialization from EVL consisting of a mid-double digit percent of net sales of generic Sabril®. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch. For the year ended December 31, 2018, a $500,000 upfront license fee was recognized. For the three-month period ending March 31, 2019, no collaborative arrangement revenue was recognized.

9.	Commitments and Contingencies.

In 2018, the Company became aware that certain patents granted to Northwestern in 2018 (which patents have been licensed by Northwestern to a third-party) for a new GABA aminotransferase inhibitor were derived from CPP-115. As a result, the Company terminated its license agreement with Northwestern for CPP-115, based on the Company’s position that Northwestern has violated the license agreement because of its failure to transfer these new patent rights to the Company as part of the existing license agreement. It is also the Company’s position that Northwestern’s publication of information about the new patents in violation of the license agreement has damaged the Company. On October 26, 2018, the Company terminated the license agreement and filed a claim for damages in arbitration against Northwestern for Northwestern’s breaches of the license agreement.

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

There	can be no assurance as to the outcome of this matter.

10.	Agreements.

a.

LICENSE AGREEMENT WITH BIOMARIN (FIRDAPSE®). On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to Firdapse®. Under the License Agreement, the Company pays: (i) royalties to BioMarin for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to the Company for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year.

b.

AGREEMENTS FOR DRUG DEVELOPMENT, PRECLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of drug and study placebo for the Company’s trials and studies, with contract research organizations (CRO) to conduct and monitor the Company’s trials and studies and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, these agreements are cancellable at anytime, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

11.	Income Taxes.

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

The Company’s net deferred tax asset has a 100% valuation allowance at March 31, 2019 and December 31, 2018 as the Company believes that it is more likely than not that the deferred tax asset will not be realized.

12.	Stockholders’ Equity.

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

At March 31, 2019, there is approximately $92.5 million available for future sale under the 2017 Shelf Registration Statement.

13.	Stock Compensation.

For the three-month periods ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2019	2018
Research and development	$287,721	$294,315
Selling, general and administrative	645,690	677,025

Total stock-based compensation	$933,411	$971,340

Stock Options

As of March 31, 2019, there were outstanding stock options to purchase 10,604,500 shares of common stock, of which stock options to purchase 5,259,156 shares of common stock were exercisable as of March 31, 2019.

During the three-month periods ended March 31, 2019 and 2018, the Company granted seven-year term options to purchase an aggregate of 207,000 and 1,772,500 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $933,411 and $971,340, respectively, during the three-month periods ended March 31, 2019 and 2018. During the three-month periods ended March 31, 2019 and 2018, respectively, 984,164 and 744,998 options vested.

During the three-month periods ended March 31, 2019 and 2018, options to purchase 65,000 shares and 36,666 shares, respectively, of the Company’s common stock were exercised, with proceeds of $89,350 and $33,032, respectively, to the Company.

As of March 31, 2019, there was approximately $8,071,744 of unrecognized compensation expense related to non-vested stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.38 years.

14.	Subsequent Events.

The Company became aware earlier this week from press reports that the FDA has approved an NDA for Jacobus Pharmaceuticals for their version of 3,4-DAP for pediatric LEMS patients. The Company is in the early stages of assessing both the impact of the FDA’s recent action on its business and its available options, and there can be no assurance as to the ultimate impact of the FDA’s recent action on the Company’s business and future results of operations.

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the first quarter of fiscal 2019.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2019 as compared to the same period ended March 31, 2018.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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

Firdapse®

In October 2012, we licensed the North American rights to Firdapse®, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). When we acquired the rights to the product, it had already been granted orphan drug designation by the FDA for the treatment of patients with Lambert-Eaton Myasthenic Syndrome (LEMS), a rare and sometimes fatal autoimmune disease characterized by muscle weakness. Additionally, in August 2013, we were granted “breakthrough therapy designation” by the United States Food & Drug Administration (FDA), for Firdapse® for the treatment of LEMS. Further, the FDA has granted Orphan Drug Designation for Firdapse® for the treatment of Congenital Myasthenic Syndromes (CMS) and Myasthenia Gravis (MG).

On November 28, 2018, we received approval from the FDA for Firdapse® 10 mg tablets for the treatment of adults with LEMS. In January 2019, we launched Firdapse® in the United States, selling through a field force experienced in neurologic, central nervous system or rare disease products consisting of approximately 20 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payer reimbursement (National Account Managers) personnel. We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse® for other ultra-orphan, neuromuscular diseases. Finally, we are working with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS, Anti-MuSK antibody positive myasthenia gravis, or MuSK-MG, CMS, and Spinal Muscular Atrophy (SMA) Type 3, and to provide education for the physicians who treat these rare diseases and the patients they treat.

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

In order to help patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay assistance program designed to keep out-of-pocket costs to $10 or less per month is available for all LEMS patients prescribed Firdapse®. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to LEMS patients in financial need. Subject to compliance with applicable regulatory requirements, our goal is that no LEMS patient is ever denied access to Firdapse® for financial reasons.

We became aware earlier this week from press reports that the FDA has approved an NDA for Jacobus Pharmaceuticals for their version of 3,4-DAP for pediatric LEMS patients. We are continuing to focus our attention on our core mission of serving the needs of LEMS patients and on educating the medical community about this devastating disease. We are also in the early stages of assessing both the impact of the FDA’s recent action on our business and our available options, and there can be no assurance as to the ultimate impact of the FDA’s recent action on our business and future results of operations.

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

There can be no assurance that our currently ongoing trials evaluating Firdapse® for the treatment of MuSK-MG, CMS, or SMA Type 3, or any trials we may undertake in the future to evaluate Firdapse® for the treatment of other rare neuromuscular diseases, will be successful. Further, there can be no assurance that we will ever be granted the right to commercialize Firdapse® for any of these additional indications.

Finally, we are taking steps to seek approval for Firdapse® in Canada. We also intend as a longer term strategy to seek to develop a sustained release formulation for Firdapse®. There can be no assurance that we will be successful in these efforts.

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

On December 18, 2018, we announced that we had signed a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (“Endo”), for the further development and commercialization of generic Sabril® tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. Pursuant to the agreement, we have received an up-front payment of $500,000, and we will receive milestone payments based on achievement of regulatory approvals, and a sharing of defined net profits upon commercialization and certain expenses for development.

There can be no assurance that our collaboration with Endo for the development of generic Sabril® (vigabatrin) tablets will be successful and that if an ANDA is approved for vigabatrin tablets in the future, that it will be profitable to us.

Available Capital Resources

At March 31, 2019, we had cash and investments of approximately $50.6 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will be successful in commercializing Firdapse® or become profitable, or as to whether we will require additional funding in the future (and whether any such required funding will be available). See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

At March 31, 2018 we were a development stage company, as we had no revenues from product sales. At March 31, 2019 we have begun to generate revenues from product sales as we have begun to commercialize Firdapse®. We expect these revenues to fluctuate in future periods based on our sales of Firdapse®.

Cost of Sales.

Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of Firdapse®. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. Prior to FDA approval in November 2018, the cost of manufacturing Firdapse® was expensed, including our build-up of anticipated launch product. This will cause the cost of sales to appear artificially low for product manufactured prior to approval, until we deplete such product and additional product is manufactured.

Research and Development Expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of Firdapse®, CPP-109 (our version of vigabatrin), and formerly CPP-115, and we expect that our future development costs will be attributable principally to the continued development of Firdapse®.

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

Selling, General and Administrative Expenses.

We had no product sales or selling expenses in the first quarter of 2018. During the first quarter of 2019, we have actively committed funds to developing our commercialization program for Firdapse® and have continued to incur commercialization expenses, inclusive of sales, marketing and other commercialization related expenses as we have begun our sales program for Firdapse®.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, cost for preparation for commercialization, and professional fees for legal, information technology, accounting, and consulting services.

Stock-Based Compensation.

We recognize expense for the fair value of all stock-based awards to employees, directors, and consultants in accordance with U.S. GAAP. For stock options, we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Income Taxes.

We have incurred operating losses since inception. Our net deferred tax asset has a 100% valuation allowance as of March 31, 2019 and December 31, 2018, as we believe it is more likely than not that the deferred tax asset will not be realized. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of any of our carry-forward tax losses may be subject to limitation.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2018 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: accounting for research and development expenses and stock-based compensation, measurement of fair value, income taxes, and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K other than accounting policies for revenue recognition and leases as discussed in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the interim consolidated financial statements included in this report.

Results of Operations

Revenues.

We had no revenues for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019, we recognized $12,448,438 in net revenue from product sales as we began our sales program for Firdapse®.

Cost of Sales.

Cost of sales was $1.7 million for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018. The increase in cost of sales was entirely attributable to the commercial launch of Firdapse® in January 2019. Cost of sales includes royalty payments which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured prior to approval.

Research and Development Expenses.

Research and development expenses for the three-month periods ended March 31, 2019 and 2018 were approximately $3.31 million and $3.26 million, respectively, and represented approximately 25% and 55% of total operating costs and expenses for the three-month periods ended March 31, 2019 and 2018, respectively. Research and development expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
Research and development expenses	$3,020,238	$2,964,727	55,511	1.9%
Employee stock-based compensation	287,721	294,315	(6,594)	(2.2%)

Total research and development expenses	$3,307,959	$3,259,042	48,917	1.5%

For the three months ended March 31, 2019, research and development expenses increased $48,917 compared to the same period in 2018, primarily attributable to the following:

•

increases in medical and regulatory affairs and quality assurance expenses and expenses from our ongoing clinical trials evaluating Firdapse® for the treatment of MuSK-MG, CMS, and our proof-of-concept trial evaluating Firdapse® for the treatment of SMA Type 3;

•	offset, in part, by a decrease of $6,594 in employee stock-based compensation which is non cash and relates to the expense of stock options awards to certain employees.

We expect that research and development expenses will continue to be substantial in 2019 as we continue our clinical trials evaluating Firdapse® for the treatment of MuSK-MG and CMS, continue our proof-of-concept trial SMA Type 3, continue our Expanded Access Program, take steps to develop a sustained release formulation of Firdapse®, and potentially prepare an sNDA for Firdapse® for the treatment of MuSK-MG and/or CMS.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were approximately $8.42 million and $2.67 million, respectively, and represented 63% and 45% of total operating costs and expenses for the three months ended March 31, 2019 and 2018, respectively. Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
Selling	$5,103,908	$615,848	4,488,060	728.8%
General and administrative	2,666,862	1,381,525	1,285,337	93.0%
Employee stock-based compensation	645,690	677,025	(31,335)	(4.6%)

Total selling, general and administrative expenses	$8,416,460	$2,674,398	5,742,062	214.7%

For the three months ended March 31, 2019, selling, general and administrative expenses increased approximately $5.74 million compared to the same period in 2018, primarily attributable to the following:

•

increase of approximately $4.49 million in selling (commercialization) expenses, which consist primarily of commercial systems implementation costs, hiring of the sales force and supporting personnel, product launch costs, and cost of our market access and market research efforts. Commercialization expenses in 2018 were pre-commercial expenses before we began preparing our commercial program for Firdapse®;

•

increase of approximately $1.29 million in general and administrative expenses primarily due to our efforts to expand our operations and headcount in connection with the commercialization of Firdapse®;

•	offset, in part, by a decrease of $31,335 in employee stock-based compensation which is non cash and relates to the expense of stock options awards to certain employees and directors.

We expect that selling, general and administrative costs, including commercialization costs, will continue to increase in 2019 compared with the selling, general and administrative costs incurred in 2018, as we continue to expand our sales activities for Firdapse®.

Stock-Based Compensation.

Total stock-based compensation for the three-month periods ended March 31, 2019 and 2018 were $933,411 and $971,340, respectively. In the first quarter of 2018, employees and directors were granted options relating to 2017 performance. In the first quarter of 2019, most of the option grants were to new employees hired in connection with the launch of Firdapse®.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities and product sales. The increase in other income, net for the three months ended March 31, 2019 when compared to the same period in 2018 is primarily due to higher yields on investments and higher invested balances, as we had revenues from product sales during 2019. Other income, net, consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest-bearing obligations, short-term bond funds and U.S. Treasuries.

Income Taxes.

We have incurred net operating losses since inception. For the three-month periods ended March 31, 2019 and 2018 we have applied a 100% valuation allowance against our deferred tax asset as we currently believe that it is more likely than not that the deferred tax asset will not be realized.

Net Loss.

Our net loss was $644,503 and $5,699,892, respectively, for the three months ended March 31, 2019 and 2018 ($0.01 and $0.06, respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through several public and private offering of our securities. However, during January 2019, we launched our initial product, Firdapse®, and began to receive funds from product sales. At March 31, 2019, we had cash and cash equivalents and investments aggregating $50.6 million and working capital of $45.8 million. At March 31, 2018, we had cash and cash equivalents and short-term investments aggregating $77.9 million and working capital of $76.2 million. At March 31, 2019, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

We have to date incurred operating losses, and we may never become profitable. Further, we expect to continue to spend substantial dollars on our current and future drug development programs.

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations for at least the next 12 months. There can be no assurance that we will ever become profitable or that we will be able to obtain any additional funding that we may require in the future.

We may also require additional working capital to support our operations depending on our future success with Firdapse® sales and whether our results are cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

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

We plan to raise additional funds that we may require in the future through public or private equity offerings, debt financings, corporate collaborations or other means. We also may seek governmental grants for a portion of the required funding for our clinical trials and preclinical trials. We may further seek to raise capital to fund additional product development efforts or product acquisitions, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

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

As of the date of this Form 10-Q, the full amount of our 2016 Shelf Registration Statement and $92.5 million of our 2017 Shelf Registration Statement remains available for future sales.

Cash Flows.

Net cash used in operating activities was $7,962,755 and $6,081,450, respectively, for the three-month periods ended March 31, 2019 and 2018. During the three months ended March 31, 2019, net cash used in operating activities was primarily attributable to our net loss of $644,503, increases of $7,251,381 in accounts receivable, and of $231,485 in prepaid expenses and other current assets and deposits, and decreases of $1,337,155 in accrued expenses and other liabilities, and $67,155 in operating lease liability. This was partially offset by increases of $602,719 in accounts payable, and $1,006,780 of non-cash expenses. During the three months ended March 31, 2018, net cash used in operating activities was primarily attributable to our net loss of $5,699,892, and decreases of $1,140,552 in accounts payable, and $401,277 in accrued expenses and other liabilities. This was partially offset by a $180,916 decrease in prepaid expenses and other current assets and deposits, and $979,355 of non-cash expenses. Such additional non-cash expenses consist of depreciation, change in right-of-use asset, and stock-based compensation expense.

Net cash provided by investing activities was $10,395,719 for the three-month period ended March 31, 2019, consisting primarily of purchases of investments of $9,944,974 and sales/maturities of investments of $20,346,326. Net cash used in investing activities was $31,847,693, for the three-month periods ended March 31, 2018, consisting primarily of purchases of short-term investments.

Net cash provided by financing activities during the three-month periods ended March 31, 2019 and 2018 was $89,350 and $33,032, respectively, consisting of proceeds from the exercise of options to purchase common stock.

Contractual Obligations.

We have entered into the following contractual arrangements:

•

Payments to BioMarin and others under our license agreement with BioMarin. Under our license agreement with BioMarin we have agreed to pay (i) royalties to BioMarin for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year. For the three months ended March 31, 2019, we recognized approximately $1.6 million of royalties, which is included in cost of sales in the accompanying statement of operations.

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

Caution Concerning Forward-Looking Statements

This Current Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. The forward-looking statements made in this report are based on current expectations that involve numerous risks and uncertainties, including the uncertainty of:

•

the effect on our business and future results of operations arising from the recent approval by the FDA of an NDA for Jacobus Pharmaceuticals for their version of 3,4-DAP for the treatment of pediatric LEMS patients;

•	our estimates regarding anticipated capital requirements and our needs for additional financing in the future;

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

•

whether the trials that we are currently undertaking to evaluate Firdapse® for the treatment of Anti-MuSK antibody positive myasthenia gravis (MuSK-MG), Congenital Myasthenic Syndromes (CMS), and Spinal Muscular Atrophy (SMA) Type 3, or any other trials that we undertake in the future, will be successful;

•	whether Firdapse® will ever be approved for the treatment of MuSK-MG, CMS, SMA Type 3, or any other neuromuscular disease;

•	the result of our currently ongoing arbitration action with Northwestern University regarding our license for CPP-115;

•	whether our version of generic vigabatrin tablets will ever be approved by the United States Food and Drug Administration (FDA);

•	even if vigabatrin tablets are approved for commercialization, whether Endo Ventures/Par Pharmaceutical will be successful in marketing the product;

•	whether Catalyst will earn milestone payments on approval of an Abbreviated New Drug Application (ANDA) for generic vigabatrin tablets and royalties on sales of generic vigabatrin tablets;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	the ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law; and

•	our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients.

Our current plans and objectives are based on assumptions relating to the commercialization of Firdapse® and the development of additional indications for Firdapse®. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

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

b.

During the three months ended March 31, 2019, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting other than controls that were added as a result of the product launch of Firdapse®.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 2018, we became aware that certain patents granted to Northwestern in 2018 (which patents have been licensed by Northwestern to a third-party) for a new GABA aminotransferase inhibitor were derived from CPP-115. As a result, it is our position that Northwestern has violated their license agreement with us for CPP-115 based on their failure to transfer these new patent rights to us as part of the existing license agreement. It is also our position that Northwestern’s publication of information about the new patents in violation of the license agreement has damaged us. On October 26, 2018, we notified Northwestern that we were terminating the license agreement for CPP-115 and seeking damages for Northwestern’s breach of the license agreement. Further, on the same date, we filed a claim for damages in arbitration against Northwestern for Northwestern’s breaches of the license agreement.

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

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2018 Annual Report on Form 10–K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to Collaborative Agreement with Endo for generic Sabril® (certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer

Date: May 10, 2019