Form 10-Q
period 2019-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2019-08-07
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33057

CATALYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle Suite 1250 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 420-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPRX	NASDAQ Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 102,929,257 shares of common stock, $0.001 par value per share, were outstanding as of August 2, 2019.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,417,512	$16,559,400
Short-term investments	36,503,442	36,922,213
Accounts receivable, net	10,376,427	—
Inventory	269,879	56,012
Prepaid expenses and other current assets	1,488,603	1,649,781

Total current assets	72,055,863	55,187,406
Investments	5,008,400	5,008,243
Operating lease right-of-use asset	1,013,590	—
Property and equipment, net	147,619	245,425
Deposits	8,888	8,888

Total assets	$78,234,360	$60,449,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,328,726	$2,337,367
Accrued expenses and other liabilities	10,822,803	7,173,987

Total current liabilities	14,151,529	9,511,354
Accrued expenses and other liabilities, non-current	—	154,799
Operating lease liability, net of current portion	801,264	—

Total liabilities	14,952,793	9,666,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 102,929,257 shares and 102,739,257 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	102,929	102,739
Additional paid-in capital	213,405,396	211,265,279
Accumulated deficit	(150,248,516)	(160,563,961)
Accumulated other comprehensive income (loss)	21,758	(20,248)

Total stockholders’ equity	63,281,567	50,783,809

Total liabilities and stockholders’ equity	$78,234,360	$60,449,962

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue, net	$28,837,900	$—	$41,286,338	$—

Operating costs and expenses:
Cost of sales	4,261,625	—	5,973,413	—
Research and development	4,629,364	3,704,824	7,937,323	6,963,866
Selling, general and administrative	8,987,722	2,631,031	17,404,182	5,305,429

Total operating costs and expenses	17,878,711	6,335,855	31,314,918	12,269,295

Operating income (loss)	10,959,189	(6,335,855)	9,971,420	(12,269,295)
Other income, net	450,410	370,715	793,676	604,263

Net income (loss) before income taxes	11,409,599	(5,965,140)	10,765,096	(11,665,032)
Provision for income taxes	449,651	—	449,651	—

Net income (loss)	$10,959,948	$(5,965,140)	$10,315,445	$(11,665,032)

Net income (loss) per share:
Basic	$0.11	$(0.06)	$0.10	$(0.11)

Diluted	$0.10	$(0.06)	$0.10	$(0.11)

Weighted average shares outstanding:
Basic	102,869,202	102,596,446	102,808,897	102,577,005

Diluted	105,928,970	102,596,446	105,098,930	102,577,005

Net income (loss)	$10,959,948	$(5,965,140)	$10,315,445	$(11,665,032)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	28,446	(14,672)	42,006	(36,498)

Comprehensive income (loss)	$10,988,394	$(5,979,812)	$10,357,451	$(11,701,530)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2018	$—	$102,739	$211,265,279	$(160,563,961)	$(20,248)	$50,783,809
Issuance of stock options for services	—	—	933,411	—	—	933,411
Exercise of stock options for common stock	—	65	89,285	—	—	89,350
Other comprehensive gain (loss)	—	—	—	—	13,560	13,560
Net income (loss)	—	—	—	(644,503)	—	(644,503)

Balance at March 31, 2019	—	102,804	$212,287,975	(161,208,464)	(6,688)	51,175,627
Issuance of stock options for services	—	—	924,996	—	—	924,996
Exercise of stock options for common stock	—	125	192,425	—	—	192,550
Other comprehensive gain (loss)	—	—	—	—	28,446	28,446
Net income (loss)	—	—	—	10,959,948	—	10,959,948

Balance at June 30, 2019	$—	$102,929	$213,405,396	$(150,248,516)	$21,758	$63,281,567

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2017	$—	$102,549	$207,421,710	$(126,560,447)	$—	$80,963,812
Issuance of stock options for services	—	—	971,340	—	—	971,340
Exercise of stock options for common stock	—	37	32,995	—	—	33,032
Other comprehensive gain (loss)	—	—	—	—	(21,826)	(21,826)
Net income (loss)	—	—	—	(5,699,892)	—	(5,699,892)

Balance at March 31, 2018	—	102,586	$208,426,045	(132,260,339)	(21,826)	76,246,466
Issuance of common stock, net	—	3	10,546	—	—	10,549
Issuance of stock options for services	—	—	776,510	—	—	776,510
Exercise of stock options for common stock	—	10	8,490	—	—	8,500
Other comprehensive gain (loss)	—	—	—	—	(14,672)	(14,672)
Net income (loss)	—	—	—	(5,965,140)	—	(5,965,140)

Balance at June 30, 2018	$—	$102,599	$209,221,591	$(138,225,479)	$(36,498)	$71,062,213

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income (loss)	$10,315,445	$(11,665,032)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	20,186	16,191
Non-cash change in right-of-use asset	120,051	—
Stock-based compensation	1,858,407	1,762,847
Change in accrued interest and accretion of discount on investments	(77,547)	(255,210)
(Increase) decrease in:
Accounts receivable, net	(10,376,427)	—
Inventory	(213,867)	—
Prepaid expenses and other current assets and deposits	161,178	496,403
Increase (decrease) in:
Accounts payable	991,359	(1,022,982)
Accrued expenses and other liabilities	3,393,753	(175,273)
Operating lease liability	(135,123)	—

Net cash provided by (used in) operating activities	6,057,415	(10,843,056)
Investing Activities:
Purchases of property and equipment	(19,370)	(11,937)
Purchases of investments	(29,772,428)	(36,790,854)
Proceeds from sales/maturities of investments	30,310,595	—

Net cash provided by (used in) investing activities	518,797	(36,802,791)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	—	(4,448)
Proceeds from exercise of stock options	281,900	41,532

Net cash provided by (used in) financing activities	281,900	37,084

Net increase (decrease) in cash and cash equivalents	6,858,112	(47,608,763)
Cash and cash equivalents - beginning of period	16,559,400	57,496,702

Cash and cash equivalents - end of period	$23,417,512	$9,887,939

Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$42,006	$(36,498)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

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

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception through March 31, 2019, and reported operating income in the three and six month periods ended June 30, 2019. The Company has been able to fund its cash needs to date through several public and private offerings of its securities and from revenues from its product sales. See Note 12.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 included in the 2018 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any future period or for the full 2019 fiscal year.

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

e.

INVESTMENTS. The Company invests in high credit-quality funds in order to obtain higher yields on its cash available for investments. At June 30, 2019 and December 31, 2018, investments consisted of a short-term bond fund and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

Short-Term Bond Fund

The short-term bond fund is classified in trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. At June 30, 2019 and December 31, 2018, the only investment classified as trading securities was the short-term bond fund. Realized losses on trading securities were $0 and $4,980, respectively, for the three and six months ended June 30, 2019. There were no sales of trading securities for the three and six months ended June 30, 2018. Unrealized gain (loss) on trading securities was $36,664 and $89,405, respectively, for the three and six months ended June 30, 2019, and $29,431 and ($29,430) for the three and six months ended June 30, 2018 and is included in other income, net in the accompanying consolidated statements of operations.

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

f.

ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its Customer and individual Customer circumstances. At June 30, 2019, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

g.

INVENTORY. Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (FIFO) cost method. Inventories consist of raw materials and supplies, work in process and finished goods. Costs to be capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs. The Company began capitalizing inventories post FDA approval of Firdapse® on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse® had been recorded as research and development expenses in the consolidated statements of operations. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of June 30, 2019 and December 31, 2018, inventory consisted mainly of packaging, labeling costs, and indirect costs including compensation cost of personnel and supplies.

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

i.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payables and accrued expenses and other liabilities. At June 30, 2019 and December 31, 2018, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using
	Balances as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$22,764,183	$22,764,183	$—	$—

Short-term investments:
Short-term bond fund	$16,607,242	$16,607,242	$—	$—

U.S. Treasuries	$19,896,200	$—	$19,896,200	$—

Investments:
U.S. Treasuries	$5,008,400	$—	$5,008,400	$—

	Balances as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$14,462,087	$14,462,087	$—	$—

Short-term investments:
Short-term bond fund	$26,541,349	$26,541,349	$—	$—

U.S. Treasuries	$10,380,864	$—	$10,380,864	$—

Investments:
U.S. Treasuries	$5,008,243	$—	$5,008,243	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

k.

OPERATING LEASES. Effective January 1, 2019, the Company determined if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms do not include options to extend or terminate the lease as it is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Refer to Note 2.r. for discussion on adoption method.

l.

REVENUE RECOGNITION. Prior to the January 2019 launch of Firdapse®, the Company did not generate any product revenue. Therefore, on January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, collaborative arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for these goods or services. The Company had no contracts with customers until the FDA approved Firdapse® in November 2018. Subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the “Customer”), who is the exclusive distributor of Firdapse® in the United States. The Customer subsequently resells Firdapse® to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of Firdapse®.

To determine revenue recognition for arrangements that are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net below.

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

Product Revenue, Net: The Company sells Firdapse® to a Customer (its exclusive distributor) who subsequently resells Firdapse® to both a small group of SPs who have exclusive contracts with the Company to distribute the Company’s products to patients and potentially to medical centers or hospitals on an emergency basis. In addition to the distribution agreement with its Customer, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes revenue on product sales when the Customer obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 15 and 60 days.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of sales.

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and six months ended June 30, 2019.

As of June 30, 2019, all of the Company’s sales are to its Customer.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2019 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts and Allowances: The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse® to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive income (loss) through June 30, 2019, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

Funded Co-pay Assistance Program: The Company contracts with a third-party to manage the co-pay assistance program intended to provide financial assistance to qualified insured patients. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with Firdapse® that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. These payments are considered payable to the customer and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities in the consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers the SPs and its distributor limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its Customer and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net on the consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.

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

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Bridge and Patient Assistance Programs: The Company provides free Firdapse® to uninsured patients who satisfy pre-established criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free Firdapse® while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Firdapse®. The Patient Assistance Program provides free Firdapse® for longer periods of time for those who are uninsured or functionally uninsured with respect to Firdapse® because they are unable to obtain coverage from their payer despite having health insurance. The Company does not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations.

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

Nonrefundable upfront license fees are recognized upon receipt as persuasive evidence of an arrangement exists, the price to the collaborator is fixed or determinable and collectability is reasonably assured. For the three and six months ended June 30, 2019 and June 30, 2018, no revenue was recognized.

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

n.

ROYALTIES. Royalties incurred in connection with the Company’s license agreement with BioMarin, as disclosed in Note 10 – Agreements, are expensed to cost of sales as revenue from product sales is recognized.

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

p.

COMPREHENSIVE INCOME (LOSS). U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.

q.

NET INCOME (LOSS) PER COMMON SHARE. Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements, the calculation includes only the vested portion of such stock and units.

Diluted net income per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	102,869,202	102,596,446	102,808,897	102,577,005
Effect of dilutive securities:
Common stock issuable upon the exercise of stock options	3,059,768	—	2,290,033	—

Diluted weighted average common shares outstanding	105,928,970	102,596,446	105,098,930	102,577,005

Outstanding common stock equivalents totaling approximately 3.0 million and 3.6 million, respectively, were excluded from the calculation of diluted net income (loss) per common share for the three and six months ended June 30, 2019 as their effect would be anti-dilutive. For the three and six months ended June 30, 2018, approximately 7.7 million shares of outstanding stock options were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive. Potentially dilutive options to purchase common stock at both June 30, 2019 and 2018, had exercise prices ranging from $0.79 to $4.64.

2.	Basis of Presentation and Significant Accounting Policies (continued).

r.

RECENTLY ISSUED ACCOUNTING STANDARDS. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted the standard as of January 1, 2019, using the modified retrospective approach in which prior comparative periods are not adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classification. The Company has operating leases for its office facilities, which expire on November 30, 2022. As of January 1, 2019, the Company recognized an additional right-of-use asset and corresponding operating lease liability related to its facility lease on the consolidated balance sheet. No cumulative effect adjustment was recognized as the amount was not material. The standard did not materially impact the Company’s consolidated statement of operations or cash flows. See Note 5 for the financial position impact and additional disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting that largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for all entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period, with early adoption permitted. The Company has adopted this standard as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company plans to adopt the new standard on January 1, 2020. The Company does not anticipate the adoption will have a material impact on its consolidated financial position or results of operations.

s.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.	Investments.

Available-for-sale investments by security type were as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At June 30, 2019:
U.S. Treasuries - ST	$19,896,200	$12,102	$—	$19,884,098
U.S. Treasuries - LT	5,008,400	9,656	—	4,998,744

Total	$24,904,600	$21,758	$—	$24,882,842

At December 31, 2018:
U.S. Treasuries - ST	$10,380,864	$—	$(1,835)	$10,382,699
U.S. Treasuries - LT	5,008,243	—	(18,413)	5,026,656

Total	$15,389,107	$—	$(20,248)	$15,409,355

There were no realized gains or losses from available-for-sale securities for the three or six months ended June 30, 2019 or 2018.

The Company did not hold any securities in an unrealized loss position for more than 12 months as of June 30, 2019.

The estimated fair values of available-for-sale securities at June 30, 2019, by contractual maturity, are summarized as follows:

June 30, 2019
Due in one year or less	$24,904,600
Due after one year	—

$24,904,600

4.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid research fees	$371,743	$358,209
Prepaid insurance	399,939	800,261
Prepaid commercialization fees	149,785	17,030
Prepaid subscription fees	184,851	170,552
Other	382,285	303,729

Total prepaid expenses and other current assets	$1,488,603	$1,649,781

5.	Operating Leases.

The Company has operating lease agreements for its corporate office. The leases include options to extend the leases for up to 1 year and options to terminate the lease within 1 year. There are no obligations under finance leases.

The components of lease expense were as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$74,079	$148,158

Supplemental cash flow information related to leases was as follows:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$163,232
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,610

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating lease right-of-use assets	$1,013,590

Other current liabilities	$288,470
Operating lease liabilities	801,264

Total operating lease liabilities	$1,089,734

Weighted Average Remaining Lease Term	3.4 years
Weighted Average Discount Rate	4.81%

Payments of lease liabilities as of June 30, 2019 were as follows:

2019 (remaining six months)	$166,492
2020	339,605
2021	349,788
2022	329,662

Total lease payments	1,185,547
Less imputed interest	(95,813)

Total	$1,089,734

6.	Property and Equipment, Net.

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
Computer equipment	$50,904	$52,704
Furniture and equipment	230,741	212,451
Leasehold improvements	—	177,417

	281,645	442,572
Less: Accumulated depreciation	(134,026)	(197,147)

Total property and equipment, net	$147,619	$245,425

Depreciation expense was $6,438 and $20,186, respectively, for the three and six-month periods ended June 30, 2019 and $8,176 and $16,191, respectively for the three and six-month periods ended June 30, 2018.

7.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued preclinical and clinical trial expenses	$706,951	$821,633
Accrued professional fees	2,046,433	1,311,061
Accrued compensation and benefits	1,262,446	1,941,449
Accrued license fees	4,673,939	3,000,000
Lease liability	288,470	—
Accrued variable consideration	1,242,055	—
Deferred rent and lease incentive	—	33,408
Accrued income tax	449,651	—
Other	152,858	66,436

Current accrued expenses and other liabilities	10,822,803	7,173,987
Lease liability - non-current	801,264	—
Deferred rent and lease incentive – non-current	—	154,799

Non-current accrued expenses and other liabilities	801,264	154,799

Total accrued expenses and other liabilities	$11,624,067	$7,328,786

8.	Collaborative Arrangement.

In December 2018, the Company entered into a collaboration and license agreement (collaboration) with Endo International plc’s subsidiary, Endo Ventures Limited (Endo), for the further development and commercialization of generic Sabril® (vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical.

Endo has assumed all development, manufacturing, clinical, regulatory, sales and marketing costs under the collaboration, while the Company is responsible for exercising commercially reasonable efforts to develop, or cause the development of, a final finished, stable dosage form of generic Sabril® tablets.

Under the terms of the Collaboration, the Company has received an up-front payment, and will receive milestone payments based on achievement of regulatory approvals, and a sharing of defined net profits upon commercialization from Endo consisting of a mid-double digit percent of net sales of generic Sabril®. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch. For the year ended December 31, 2018, a $500,000 upfront license fee was recognized. For the three and six-month period ending June 30, 2019, no collaborative arrangement revenue has been received or recognized.

9.	Commitments and Contingencies.

In 2018, the Company became aware that certain patents granted to Northwestern University (which patents have been licensed by Northwestern to a third party) for a new GABA aminotransferase inhibitor were developed from CPP-115, which had previously been licensed to the Company by Northwestern. As a result, on October 26, 2018, the Company terminated the license agreement for CPP-115 and commenced an arbitration proceeding against Northwestern seeking damages for alleged breaches of the license agreement. Shortly thereafter, Northwestern filed counterclaims against the Company in the arbitration action seeking damages for alleged breaches by the Company of the license agreement. On May 21, 2019, the Company entered into a settlement agreement with Northwestern that resolved all pending disputes between the parties with no admission of liability by either party, released all claims of liability or wrongdoing between the Company and Northwestern, and dismissed the pending arbitration. Under the settlement agreement, the Company received a $100,000 payment on May 21, 2019, which is reported as income in other income, net in the consolidated statement of operations. The Company is also entitled to receive certain contingent compensation that will be reported when and if received.

In May 2019, the Company became aware that the FDA had approved an NDA for Jacobus Pharmaceuticals for Ruzurgi™, their version of amifampridine (3,4-DAP) for the treatment of pediatric LEMS patients (ages 6 to under 17). On June 12, 2019, the Company announced that it had filed suit against the FDA and several related parties challenging this approval and related drug labeling. The complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi™ violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug and Cosmetic Act (FDCA); violated the Company’s statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA, and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi™. There can be no assurance as to the outcome of this lawsuit or as to the impact of the approval of Ruzurgi™ on the Company’s business, financial condition or results of operations.

Additionally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or cash flows.

10.	Agreements.

a.

LICENSE AGREEMENT WITH BIOMARIN (FIRDAPSE®). On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to Firdapse®. Under the BioMarin license agreement, the Company pays: (i) royalties to BioMarin for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to the Company for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year.

On May 29, 2019, the Company entered into an amendment to its License Agreement with BioMarin with respect to its license for Firdapse®. Under the amendment, the Company has expanded its commercial territory for Firdapse®, which currently is comprised of North America, to include Japan. Additionally, the Company has an option to further expand its territory under the License Agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, the Company will pay royalties on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original License Agreement for North America.

10.	Agreements (continued).

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

The Company’s effective income tax rate is the ratio of income tax expense (benefit) over its income (loss) before income taxes. The effective income tax rate was 4.21% and 0.00% for the six months ended June 30, 2019 and 2018, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% is driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.

The Company had no uncertain tax positions as of June 30, 2019 and December 31, 2018. The Company has a 100% valuation allowance at June 30, 2019 and December 31, 2018.

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

At June 30, 2019, there is approximately $92.5 million available for future sale under the 2017 Shelf Registration Statement.

13.	Stock Compensation.

For the three and six-month periods ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$273,212	$285,625	$560,933	$579,940
Selling, general and administrative	651,784	505,882	1,297,474	1,182,907

Total stock-based compensation	$924,996	$791,507	$1,858,407	$1,762,847

13.	Stock Compensation (continued).

Stock Options

As of June 30, 2019, there were outstanding stock options to purchase 10,427,832 shares of common stock, of which stock options to purchase 5,385,825 shares of common stock were exercisable as of June 30, 2019.

During the three and six-month periods ended June 30, 2019, the Company granted seven-year term options to purchase an aggregate of 105,000 and 312,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $924,996 and $1,858,407, respectively, during the three and six-month periods ended June 30, 2019. During the three and six-month periods ended June 30, 2019, respectively, 306,665 and 1,290,829 options vested.

During the three and six-month periods ended June 30, 2018, the Company granted seven-year term options to purchase an aggregate of 945,000 and 2,717,500 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $776,510 and $1,747,850, respectively, during the three and six-month periods ended June 30, 2018. During the three and six-month periods ended June 30, 2018, respectively, 565,000 and 1,309,998 options vested.

During the three and six-month periods ended June 30, 2019, options to purchase 125,000 shares and 190,000 shares, respectively, of the Company’s common stock were exercised, with proceeds of $192,550 and $281,900, respectively, to the Company.

During the three and six-month periods ended June 30, 2018, options to purchase 10,000 shares and 46,666 shares, respectively, of the Company’s common stock were exercised, with proceeds of $8,500 and $41,532, respectively, to the Company.

As of June 30, 2019, there was approximately $7,234,145 of unrecognized compensation expense related to non-vested stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.20 years.

Common Stock

There were no grants of common stock to employees during the three and six-month periods ended June 30, 2019. During both the three and six-month periods ended June 30, 2018, the Company granted 3,094 net shares of common stock to employees as compensation. The Company recorded stock-based compensation related to common stock issued to employees totaling approximately $15,000 during both the three and six-month periods ended June 30, 2018.

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the second quarter and first half of fiscal 2019.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three and six-month periods ended June 30, 2019 as compared to the same periods ended June 30, 2018.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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

Firdapse®

In October 2012, we licensed the North American rights to Firdapse®, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). When we acquired the rights to the product, it had already been granted orphan drug designation by the United States Food & Drug Administration (FDA) for the treatment of patients with Lambert-Eaton Myasthenic Syndrome (LEMS), a rare and sometimes fatal autoimmune disease characterized by muscle weakness. Additionally, in August 2013, we were granted “breakthrough therapy designation” by the FDA, for Firdapse® for the treatment of LEMS. Further, the FDA has granted Orphan Drug Designation for Firdapse® for the treatment of Congenital Myasthenic Syndromes (CMS) and Myasthenia Gravis (MG).

On November 28, 2018, we received approval from the FDA for Firdapse® 10 mg tablets for the treatment of adults with LEMS (age 17 and above). In January 2019, we launched Firdapse® in the United States, selling through a field force experienced in neurologic, central nervous system or rare disease products consisting of approximately 20 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payer reimbursement (National Account Managers) personnel. We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse® for other ultra-orphan, neuromuscular diseases. Finally, we are working with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS, Anti-MuSK antibody positive myasthenia gravis, or MuSK-MG, CMS, and Spinal Muscular Atrophy (SMA) Type 3, and to provide education for the physicians who treat these rare diseases and the patients they treat.

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

In order to help adult LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay assistance program designed to keep out-of-pocket costs to $10 or less per month is available for all LEMS patients prescribed Firdapse®. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to Firdapse® for financial reasons.

In May 2019, we became aware that the FDA had approved an NDA for Jacobus Pharmaceuticals for Ruzurgi™, their version of amifampridine (3,4-DAP) for the treatment of pediatric LEMS patients (ages 6 to under 17). On June 12, 2019, we announced that we had filed suit against the FDA and several related parties challenging this approval and related drug labeling. The complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi™ violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA, and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi™. There can be no assurance as to the outcome of this lawsuit or as to the impact on the approval of Ruzurgi™ on our business, financial condition or results of operations.

We are currently conducting a Phase 3 clinical trial evaluating Firdapse® for the treatment of MuSK-MG under a Special Protocol Assessment (SPA) with the FDA. The trial is a multi-site, international (United States and Italy), double-blind, placebo-controlled, clinical trial that is targeted to enroll approximately 60 subjects diagnosed with MuSK-MG. The trial will also enroll up to 10 generalized myasthenia gravis patients who will be assessed with the same clinical endpoints but achieving statistical significance in this subgroup of patients is not required and only summary statistics will be provided. We initiated this trial in January 2018 and are currently enrolling subjects. We currently expect to complete enrollment in this trial by the end of 2019 and to report top-line results from this trial in the first half of 2020. Details of this trial are available on www.clinicaltrials.gov (NCT03304054).

We are currently conducting a Phase 3 clinical trial evaluating Firdapse® for the treatment of certain types of CMS. Details of this trial are available on www.clinicaltrials.gov (NCT02562066). Based on currently available information, we expect to report top-line results from this trial in the second half of 2019.

Because the FDA has granted Orphan Drug Designation for Firdapse® for the treatment of patients with CMS and Myasthenia Gravis (MG), if we are the first to receive approvals in the future for Firdapse® for the treatment of CMS or MuSK-MG, we would be eligible to receive seven years of marketing exclusivity for those indications added to our Firdapse® label. There can be no assurance that we will be the first to receive such approvals.

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

There can be no assurance that our clinical programs evaluating Firdapse® for the treatment of MuSK-MG, CMS, SMA Type 3, or any trials we may undertake in the future to evaluate Firdapse® for the treatment of other rare neuromuscular diseases, will be successful. Further, there can be no assurance that we will ever be granted the right to commercialize Firdapse® for any of these additional indications.

On May 29, 2019, we entered into an amendment to our License Agreement with BioMarin for Firdapse®. Under the amendment, we have expanded our commercial territory for Firdapse®, which currently is comprised of North America, to include Japan. Additionally, we have an option to further expand our territory under the License Agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original License Agreement for North America.

Finally, we are taking steps to seek approval for Firdapse® in Canada. We are also seeking to develop a sustained release formulation for Firdapse®. There can be no assurance that we will be successful in these efforts.

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

On December 18, 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (“Endo”), for the further development and commercialization of generic Sabril® tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. Pursuant to the agreement, we have received an up-front payment of $500,000, and we will receive milestone payments based on achievement of regulatory approvals, and a sharing of defined net profits upon commercialization and certain expenses for development.

There can be no assurance that our collaboration with Endo for the development of generic Sabril® (vigabatrin) tablets will be successful and that if an ANDA is approved for vigabatrin tablets in the future, that it will be profitable to us.

Available Capital Resources

At June 30, 2019, we had cash and investments of approximately $64.9 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this report. There can be no assurance that we will be successful in commercializing Firdapse® or remain profitable, or as to whether we will require additional funding in the future (and whether any such required funding will be available). See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

At June 30, 2019 we have generated revenues from product sales as we began to commercialize Firdapse® in January 2019. We expect these revenues to fluctuate in future periods based on our sales of Firdapse®. At June 30, 2018 we were a development stage company, as we had no revenues from product sales.

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

Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations (CROs). In the normal course of our business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to preclinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Preclinical and clinical study and trial activities require significant up-front expenditures. We anticipate paying significant portions of a study or trial’s cost before they begin, and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling, General and Administrative Expenses.

During the first half of 2019, we have actively committed funds to developing our commercialization program for Firdapse® and have continued to incur commercialization expenses, inclusive of sales, marketing and other commercialization related expenses as we have begun our sales program for Firdapse®. We had no product sales or selling expenses in the first half of 2018.

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

Income Taxes.

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes.

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

Results of Operations

Revenues.

For the three and six-month periods ended June 30, 2019, we recognized $28.8 million and $41.3 million, respectively, in net revenue from product sales of Firdapse®. We had no revenues for the three and six-month periods ended June 30, 2018.

Cost of Sales.

Cost of sales was $4.3 million and $6.0 million for the three and six-months ended June 30, 2019, respectively, compared to $0 for the three and six-months ended June 30, 2018. The increase in cost of sales was entirely attributable to the commercial launch of Firdapse® in January 2019. Cost of sales includes royalty payments which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured prior to approval.

Research and Development Expenses.

Research and development expenses for the three-month periods ended June 30, 2019 and 2018 were approximately $4.6 million and $3.7 million, respectively, and represented approximately 26% and 58% of total operating costs and expenses for the three-month periods ended June 30, 2019, and 2018 respectively. Research and development expenses for the three-months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Change
	2019	2018	$	%
Research and development expenses	$4,356,152	$3,419,199	936,953	27.4%
Employee stock-based compensation	273,212	285,625	(12,413)	(4.3%)

Total research and development expenses	$4,629,364	$3,704,824	924,540	25.0%

Research and development expenses for the six-month periods ended June 30, 2019 and 2018 were approximately $7.9 million and $7.0 million, respectively, and represented approximately 25% and 57% of total operating costs and expenses for the six-month periods ended June 30, 2019, and 2018 respectively. Research and development expenses for the six-months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,		Change
	2019	2018	$	%
Research and development expenses	$7,376,390	$6,383,926	992,464	15.5%
Employee stock-based compensation	560,933	579,940	(19,007)	(3.3%)

Total research and development expenses	$7,937,323	$6,963,866	973,457	14.0%

For the three and six months ended June 30, 2019, research and development expenses increased $924,540 and $973,457, respectively, compared to the same period in 2018, primarily attributable to the following:

•

increases in medical and regulatory affairs and quality assurance expenses to support our commercial launch of Firdapse® and ongoing clinical trials evaluating Firdapse® for the treatment of other ultra-orphan, neuromuscular diseases and partially offset by a decrease in product expenses due to expensing cost of manufacturing Firdapse® prior to FDA approval in November 2018; and

•	decreases in employee stock-based compensation which is non cash and relates to the expense of stock options awarded to certain employees.

We expect that research and development expenses will be substantial in 2019 as we continue our clinical programs evaluating Firdapse® for the treatment of MuSK-MG and CMS, continue our proof-of-concept trial for SMA Type 3, continue our Expanded Access Program, take steps to develop a sustained release formulation of Firdapse®, and potentially prepare an sNDA for Firdapse® for the treatment of MuSK-MG and/or CMS.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 were approximately $9.0 million and $2.6 million, respectively, and represented 51% and 42% of total operating costs and expenses for the three months ended June 30, 2019 and 2018, respectively. Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Change
	2019	2018	$	%
Selling	$4,881,137	$847,351	4,033,786	476.0%
General and administrative	3,454,801	1,277,798	2,177,003	170.4%
Employee stock-based compensation	651,784	505,882	145,902	28.8%

Total selling, general and administrative expenses	$8,987,722	$2,631,031	6,356,691	241.6%

Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were approximately $17.4 million and $5.3 million, respectively, and represented 56% and 43% of total operating costs and expenses for the six months ended June 30, 2019 and 2018, respectively. Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,		Change
	2019	2018	$	%
Selling	$9,985,045	$1,463,199	8,521,846	582.4%
General and administrative	6,121,663	2,659,323	3,462,340	130.2%
Employee stock-based compensation	1,297,474	1,182,907	114,567	9.7%

Total selling, general and administrative expenses	$17,404,182	$5,305,429	12,098,753	228.0%

For the three and six months ended June 30, 2019, selling, general and administrative expenses increased approximately $6.4 million and $12.1 million, respectively, compared to the same period in 2018, primarily attributable to the following:

•

increases in selling (commercialization) expenses, which consist primarily of commercial systems implementation costs, hiring of the sales force and supporting personnel, product launch costs, and costs of our market access and market research efforts (commercialization expenses in 2018 were pre-commercial expenses before we began preparing our commercial program for Firdapse®);

•

increases in general and administrative expenses primarily due to our efforts to expand our operations and headcount in connection with the commercialization of Firdapse® and professional fees associated with our suit against the FDA; and

•	increases in employee stock-based compensation which is non cash and relates to the expense of stock options awarded to certain employees, officers and directors.

We expect that selling, general and administrative costs, including commercialization costs, will continue to increase in 2019 compared with the selling, general and administrative costs incurred in 2018, as we continue to expand our sales activities for Firdapse® and prosecute our lawsuit against the FDA.

Stock-Based Compensation.

Total stock-based compensation for the three and six-month periods ended June 30, 2019 were $924,996 and $1,858,407, respectively, and for the three and six-month periods ended June 30, 2018 were $791,507 and $1,762,847, respectively. The increase in stock-based compensation for the three and six-month periods ended June 30, 2019, when compared to the same period in 2018, is primarily due to the expense of grants to new employees hired in connection with the launch of Firdapse®.

Other Income, Net.

We reported other income, net in all periods primarily relating to our investment of funds received from offerings of our securities and product sales. The increase in other income, net for the three and six months ended June 30, 2019 when compared to the same period in 2018 is primarily due to higher yields on investments and higher invested balances. Other income, net, consists of interest income, dividend income, and unrealized and realized gain (loss) on trading securities. For the periods ended June 30, 2019, other income, net also includes $100,000 received as part of a settlement agreement between us and Northwestern. These proceeds are used to fund our drug development activities and our operations. Substantially all such funds were invested in short-term interest-bearing obligations, short-term bond funds and U.S. Treasuries.

Income Taxes.

Our effective income tax rate was 4.21% and 0.00% for the six months ended June 30, 2019 and 2018, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% is driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.

We had no uncertain tax positions as of June 30, 2019 and December 31, 2018. We have a 100% valuation allowance at June 30, 2019 and December 31, 2018.

Net Income (Loss).

Our net income was $10,959,948 and $10,315,445, respectively, for the three and six-months ended June 30, 2019 ($0.11 and $0.10, respectively, per basic share and $0.10 and $0.10, respectively, per diluted share), as compared to a net loss of ($5,965,140) and ($11,665,032), respectively, for the three and six months ended June 30, 2018 (($0.06) and ($0.11), respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through several public and private offerings of our securities. However, during January 2019, we launched our initial product, Firdapse®, and began to receive funds from product sales. At June 30, 2019, we had cash and cash equivalents and investments aggregating $64.9 million and working capital of $57.9 million. At December 31, 2018, we had cash and cash equivalents and short-term investments aggregating $58.5 million and working capital of $45.7 million. At June 30, 2019, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits.

We incurred operating losses through the quarter ended March 31, 2019 and reported operating income for the first time during the three and six month periods ended June 30, 2019. We expect to continue to spend substantial dollars on our current and future drug development programs.

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable or that we will be able to obtain any additional funding that we may require in the future.

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

Cash Flows.

Net cash provided by (used in) operating activities was $6,057,415 and ($10,843,056), respectively, for the six-month periods ended June 30, 2019 and 2018. During the six months ended June 30, 2019, net cash provided by operating activities was primarily attributable to our net income of $10,315,445, increases of $991,359 in accounts payable, $3,393,753 in accrued expenses and other liabilities, and of $1,921,097 of non-cash expenses. This was partially offset by increases of $10,376,427 in accounts receivable, net, and $213,867 in inventory, and a decrease of $161,178 in prepaid expenses and other current and non-current assets and of $135,123 in operating lease liability. During the six months ended June 30, 2018, net cash used in operating activities was primarily attributable to our net loss of $11,665,032, and decreases of $1,022,982 in accounts payable, and $175,273 in accrued expenses and other liabilities. This was partially offset by a $496,403 decrease in prepaid expenses and other current assets and deposits, and $1,523,828 of non-cash expenses. Such additional non-cash expenses consist of depreciation, change in right-of-use asset, stock-based compensation expense, and change in accrued interest and accretion of discount on investments.

Net cash provided by investing activities was $518,797 for the six-month period ended June 30, 2019, consisting primarily of purchases of investments of $29,772,428 and sales/maturities of investments of $30,310,595. Net cash used in investing activities was $36,802,791, for the six-month period ended June 30, 2018, consisting primarily of purchases of short-term investments.

Net cash provided by financing activities during the six-month periods ended June 30, 2019 and 2018 was $281,900 and $37,084, respectively, consisting primarily of proceeds from the exercise of options to purchase common stock.

Contractual Obligations.

We have entered into the following contractual arrangements:

•

Payments to BioMarin and others under our license agreement with BioMarin. Under our license agreement with BioMarin we have agreed to pay (i) royalties to BioMarin for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year. For the three and six-months ended June 30, 2019, we recognized approximately $3.9 million and $5.5 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statement of operations.

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

Off-Balance Sheet Arrangements.

We currently have no debt or finance leases. We have operating leases for our office facilities. We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Caution Concerning Forward-Looking Statements

This Current Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. The forward-looking statements made in this report are based on current expectations that involve numerous risks and uncertainties, including the uncertainty of:

•

The effect on our business and future results of operations arising from the recent approval by the FDA of an NDA for Jacobus Pharmaceuticals for their version of 3,4-DAP for the treatment of pediatric LEMS patients (ages 6 to under 17);

•	whether our suit against the FDA seeking to vacate the FDA’s approval of RuzurgiTM will be successful;

•	if the approval of RuzurgiTM is not overturned, whether we can successfully compete for LEMS patients;

•	our estimates regarding anticipated capital requirements and our needs for additional financing in the future;

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

•	the impact on our business and results of operations of public statements by Senator Bernie Sanders and a vocal group of LEMS patients and doctors who object to our pricing of Firdapse®;

•	whether we will be able to successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether our estimates of the size of the market for our drug candidates will turn out to be accurate;

•	whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	whether our efforts to commercialize Firdapse® will be successful and, even if they are successful, whether we will remain profitable;

•	whether payors will reimburse for our product;

•	changes in the healthcare industry and the effect of political pressure from President Trump, Congress and/or medical professionals seeking to reduce prescription drug costs;

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

•	whether we will be the first company to receive approval of 3,4-DAP for the treatment of CMS;

•	whether Firdapse® will ever be approved for the treatment of MuSK-MG, CMS, SMA Type 3, or any other neuromuscular disease;

•	whether our version of generic vigabatrin tablets will ever be approved by the United States Food and Drug Administration (FDA);

•	even if vigabatrin tablets are approved for commercialization, whether Endo Ventures/Par Pharmaceutical will be successful in marketing the product;

•	whether Catalyst will earn milestone payments on approval of an Abbreviated New Drug Application (ANDA) for generic vigabatrin tablets and royalties on sales of generic vigabatrin tablets;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	the ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law; and

•	our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the three months ended June 30, 2019, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting other than controls that were added as a result of the product launch of Firdapse®.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2018, we became aware that certain patents granted to Northwestern University (which patents have been licensed by Northwestern to a third party) for a new GABA aminotransferase inhibitor were developed from CPP-115, which had previously been licensed to us by Northwestern. As a result, on October 26, 2018, we terminated the license agreement for CPP-115 and commenced an arbitration proceeding against Northwestern seeking damages for alleged breaches of the license agreement. Shortly thereafter, Northwestern filed counterclaims against us in the arbitration action seeking damages for alleged breaches by us of the license agreement. On May 21, 2019, we entered into a settlement agreement with Northwestern that resolved all pending disputes between the parties with no admission of liability by either party, released all claims of liability or wrongdoing between us and Northwestern, and dismissed the pending arbitration. Under the settlement agreement, we received $100,000 at the time the settlement agreement was executed and we will also be entitled to receive certain contingent compensation that will be reported when and if it is received.

In May 2019, we became aware that the FDA had approved an NDA for Jacobus Pharmaceuticals for Ruzurgi™, their version of amifampridine (3,4-DAP) for pediatric LEMS patients. On June 12, 2019, we announced that we have filed suit against the FDA and several related parties challenging this approval and related drug labeling. The complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi™ violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the FDCA; violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA, and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi™.

There can be no assurance as to the outcome of this lawsuit or as to the impact of the approval of Ruzurgi™ on our business, financial condition or results of operations.

Additionally, from time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, we believe that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

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

The following is an additional risk factor regarding factors that you should consider that has recently arisen:

The FDA has approved Ruzurgi™, another formulation of amifampridine (3,4-DAP) for LEMS for the treatment of pediatric patients.

In May 2019, we became aware that Jacobus Pharmaceutical had been granted approval of an NDA for Ruzurgi™, their version of amifampridine (3,4-DAP) for pediatric LEMS patients (ages 6 to under 17). We expect that Jacobus may offer Ruzurgi™ at a lower price than we are able to offer Firdapse®. In addition, while the NDA for Ruzurgi™ only covers pediatric patients, we believe there is a significant risk that it will be prescribed off-label in adult patients. While we believe that this approval was violative of our statutory rights and was in multiple other respects arbitrary, capricious, and contrary to law, and we have filed suit to that effect, there can be no assurance that our claims will be successful. If Jacobus is able to successfully sell Ruzurgi™ off-label for adult LEMS patients, it could have a material adverse effect on our future business, financial condition and results of operations.

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

Date: August 7, 2019