Form 10-Q
period 2019-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2019-11-12
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 103,047,033 shares of common stock, $0.001 par value per share, were outstanding as of November 8, 2019.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,983,218	$16,559,400
Short-term investments	31,561,673	36,922,213
Accounts receivable, net	10,095,352	—
Inventory	599,801	56,012
Prepaid expenses and other current assets	3,339,399	1,649,781

Total current assets	90,579,443	55,187,406
Investments	5,008,800	5,008,243
Operating lease right-of-use asset	952,340	—
Property and equipment, net	141,088	245,425
Deposits	8,888	8,888

Total assets	$96,690,559	$60,449,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,147,029	$2,337,367
Accrued expenses and other liabilities	13,835,292	7,173,987

Total current liabilities	17,982,321	9,511,354
Accrued expenses and other liabilities, non-current	—	154,799
Operating lease liability, net of current portion	725,700	—

Total liabilities	18,708,021	9,666,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 103,041,033 shares and 102,739,257 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	103,041	102,739
Additional paid-in capital	214,478,406	211,265,279
Accumulated deficit	(136,618,337)	(160,563,961)
Accumulated other comprehensive income (loss)	19,428	(20,248)

Total stockholders’ equity	77,982,538	50,783,809

Total liabilities and stockholders’ equity	$96,690,559	$60,449,962

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue, net	$30,897,444	$—	$72,183,782	$—

Operating costs and expenses:
Cost of sales	4,387,461	—	10,360,874	—
Research and development	4,597,039	4,538,369	12,534,362	11,502,235
Selling, general and administrative	8,067,792	3,644,234	25,471,974	8,949,663

Total operating costs and expenses	17,052,292	8,182,603	48,367,210	20,451,898

Operating income (loss)	13,845,152	(8,182,603)	23,816,572	(20,451,898)
Other income, net	393,415	343,730	1,187,091	947,993

Net income (loss) before income taxes	14,238,567	(7,838,873)	25,003,663	(19,503,905)
Provision for income taxes	608,388	—	1,058,039	—

Net income (loss)	$13,630,179	$(7,838,873)	$23,945,624	$(19,503,905)

Net income (loss) per share:
Basic	$0.13	$(0.08)	$0.23	$(0.19)

Diluted	$0.13	$(0.08)	$0.23	$(0.19)

Weighted average shares outstanding:
Basic	102,974,105	102,641,504	102,864,571	102,598,740

Diluted	107,045,234	102,641,504	105,821,609	102,598,740

Net income (loss)	$13,630,179	$(7,838,873)	$23,945,624	$(19,503,905)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(2,330)	(9,450)	39,676	(45,948)

Comprehensive income (loss)	$13,627,849	$(7,848,323)	$23,985,300	$(19,549,853)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2018	$—	$102,739	$211,265,279	$(160,563,961)	$(20,248)	$50,783,809
Issuance of stock options for services	—	—	933,411	—	—	933,411
Exercise of stock options for common stock	—	65	89,285	—	—	89,350
Other comprehensive gain (loss)	—	—	—	—	13,560	13,560
Net income (loss)	—	—	—	(644,503)	—	(644,503)

Balance at March 31, 2019	—	102,804	212,287,975	(161,208,464)	(6,688)	51,175,627
Issuance of stock options for services	—	—	924,996	—	—	924,996
Exercise of stock options for common stock	—	125	192,425	—	—	192,550
Other comprehensive gain (loss)	—	—	—	—	28,446	28,446
Net income (loss)	—	—	—	10,959,948	—	10,959,948

Balance at June 30, 2019	—	102,929	213,405,396	(150,248,516)	21,758	63,281,567
Issuance of stock options for services	—	—	817,060	—	—	817,060
Exercise of stock options for common stock	—	112	255,950	—	—	256,062
Other comprehensive gain (loss)	—	—	—	—	(2,330)	(2,330)
Net income (loss)	—	—	—	13,630,179	—	13,630,179

Balance at September 30, 2019	$—	$103,041	$214,478,406	$(136,618,337)	$19,428	$77,982,538

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2017	$—	$102,549	$207,421,710	$(126,560,447)	$—	$80,963,812
Issuance of stock options for services	—	—	971,340	—	—	971,340
Exercise of stock options for common stock	—	37	32,995	—	—	33,032
Other comprehensive gain (loss)	—	—	—	—	(21,826)	(21,826)
Net income (loss)	—	—	—	(5,699,892)	—	(5,699,892)

Balance at March 31, 2018	—	102,586	208,426,045	(132,260,339)	(21,826)	76,246,466
Issuance of common stock, net	—	3	10,546	—	—	10,549
Issuance of stock options for services	—	—	776,510	—	—	776,510
Exercise of stock options for common stock	—	10	8,490	—	—	8,500
Other comprehensive gain (loss)	—	—	—	—	(14,672)	(14,672)
Net income (loss)	—	—	—	(5,965,140)	—	(5,965,140)

Balance at June 30, 2018	—	102,599	209,221,591	(138,225,479)	(36,498)	71,062,213
Issuance of stock options for services	—	—	758,176	—	—	758,176
Exercise of stock options for common stock	—	90	104,442	—	—	104,532
Other comprehensive gain (loss)	—	—	—	—	(9,450)	(9,450)
Net income (loss)	—	—	—	(7,838,873)	—	(7,838,873)

Balance at September 30, 2018	$—	$102,689	$210,084,209	$(146,064,352)	$(45,948)	$64,076,598

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income (loss)	$23,945,624	$(19,503,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	26,718	25,485
Non-cash change in right-of-use asset	181,301	—
Stock-based compensation	2,675,467	2,521,023
Change in accrued interest and accretion of discount on investments	(185,536)	(405,082)
(Increase) decrease in:
Accounts receivable, net	(10,095,352)	—
Inventory	(543,789)	—
Prepaid expenses and other current assets and deposits	(1,689,618)	356,924
Increase (decrease) in:
Accounts payable	1,809,662	(604,591)
Accrued expenses and other liabilities	6,400,279	(185,812)
Operating lease liability	(204,724)	—

Net cash provided by (used in) operating activities	22,320,032	(17,795,958)
Investing Activities:
Purchases of property and equipment	(19,370)	(35,193)
Purchases of investments	(34,725,401)	(36,790,854)
Proceeds from sales/maturities of investments	40,310,595	7,600,000

Net cash provided by (used in) investing activities	5,565,824	(29,226,047)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	—	(4,448)
Proceeds from exercise of stock options	537,962	146,064

Net cash provided by (used in) financing activities	537,962	141,616

Net increase (decrease) in cash and cash equivalents	28,423,818	(46,880,389)
Cash and cash equivalents - beginning of period	16,559,400	57,496,702

Cash and cash equivalents - end of period	$44,983,218	$10,616,313

Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$39,676	$(45,948)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

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

On November 28, 2018, the U.S. Food and Drug Administration, or FDA, granted approval of Firdapse® for the treatment of adults with LEMS. On January 15, 2019, the Company launched its first product, Firdapse®, in the United States for the treatment of adults with LEMS (age 17 and above).

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception through March 31, 2019, and started reporting operating income in the three and six month periods ended June 30, 2019. The Company has been able to fund its cash needs to date through several public and private offerings of its securities and from revenues from its product sales. See Note 12.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 included in the 2018 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any future period or for the full 2019 fiscal year.

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

d.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. These amounts exceed federally insured limits.

e.

INVESTMENTS. The Company invests in high credit-quality funds in order to obtain higher yields on its cash available for investments. At September 30, 2019 and December 31, 2018, investments consisted of a short-term bond fund and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

Short-Term Bond Fund

The short-term bond fund is classified in trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. At September 30, 2019 and December 31, 2018, the only investment classified as trading securities was the short-term bond fund. Realized losses on trading securities were $0 and $4,980, respectively, for the three and nine months ended September 30, 2019. There were no sales of trading securities for the three and nine months ended September 30, 2018. Unrealized gain (loss) on trading securities was $0 and $89,405, respectively, for the three and nine months ended September 30, 2019, and $0 and ($29,430), respectively, for the three and nine months ended September 30, 2018 and is included in other income, net in the accompanying consolidated statements of operations.

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

f.

ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customer and individual customer circumstances. At September 30, 2019, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

g.

INVENTORY. Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (FIFO) cost method. Inventories consist of raw materials and supplies, work in process and finished goods. Costs to be capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs. The Company began capitalizing inventories post FDA approval of Firdapse® on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse® were recorded as research and development expenses in the consolidated statements of operations. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of September 30, 2019 inventory consisted mainly of finished goods. As of December 31, 2018, inventory consisted mainly of packaging and labeling costs.

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

h.

PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid commercialization expenses, prepaid insurance, prepaid subscription fees and prepaid manufacturing. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing consists of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.

i.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payables and accrued expenses and other liabilities. At September 30, 2019 and December 31, 2018, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using
	Balances as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$43,011,647	$43,011,647	$—	$—

Short-term investments:
Short-term bond fund	$16,604,773	$16,604,773	$—	$—

U.S. Treasuries	$14,956,900	$—	$14,956,900	$—

Investments:
U.S. Treasuries	$5,008,800	$—	$5,008,800	$—

	Balances as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$14,462,087	$14,462,087	$—	$—

Short-term investments:
Short-term bond fund	$26,541,349	$26,541,349	$—	$—

U.S. Treasuries	$10,380,864	$—	$10,380,864	$—

Investments:
U.S. Treasuries	$5,008,243	$—	$5,008,243	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2019.

As of September 30, 2019, all of the Company’s sales are to its Customer.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2019 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts and Allowances: The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse® to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive income (loss) through September 30, 2019, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

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

Nonrefundable upfront license fees are recognized upon receipt as persuasive evidence of an arrangement exists, the price to the collaborator is fixed or determinable and collectability is reasonably assured. For the three and nine months ended September 30, 2019 and 2018, no revenue was recognized.

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

p.

COMPREHENSIVE INCOME (LOSS). U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.

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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	102,974,105	102,641,504	102,864,571	102,598,740
Effect of dilutive securities:
Common stock issuable upon the exercise of stock options	4,071,129	—	2,957,038	—

Diluted weighted average common shares outstanding	107,045,234	102,641,504	105,821,609	102,598,740

Outstanding common stock equivalents totaling approximately 0.4 million and 2.9 million, respectively, were excluded from the calculation of diluted net income (loss) per common share for the three and nine months ended September 30, 2019 as their effect would be anti-dilutive. For the three and nine months ended September 30, 2018, approximately 8.1 million shares of outstanding stock options were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive. Potentially dilutive options to purchase common stock for both the three and nine months ended September 30, 2018, had exercise prices ranging from $0.79 to $4.64.

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

s.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.	Investments.

Available-for-sale investments by security type were as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At September 30, 2019:
U.S. Treasuries - ST	$14,956,900	$9,794	$—	$14,947,106
U.S. Treasuries - LT	5,008,800	9,634	—	4,999,166

Total	$19,965,700	$19,428	$—	$19,946,272

At December 31, 2018:
U.S. Treasuries - ST	$10,380,864	$—	$(1,835)	$10,382,699
U.S. Treasuries - LT	5,008,243	—	(18,413)	5,026,656

Total	$15,389,107	$—	$(20,248)	$15,409,355

There were no realized gains or losses from available-for-sale securities for the three or nine months ended September 30, 2019 or 2018.

The Company did not hold any securities in an unrealized loss position for more than 12 months as of September 30, 2019.

The estimated fair values of available-for-sale securities at September 30, 2019, by contractual maturity, are summarized as follows:

September 30, 2019
Due in one year or less	$19,965,700
Due after one year	—

$19,965,700

4.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid research fees	$372,784	$358,209
Prepaid insurance	151,474	800,261
Prepaid commercialization fees	112,356	17,030
Prepaid subscription fees	537,587	170,552
Prepaid manufacturing	1,734,360	—
Other	430,838	303,729

Total prepaid expenses and other current assets	$3,339,399	$1,649,781

5.	Operating Leases.

The Company has operating lease agreements for its corporate office. The leases include options to extend the leases for up to 1 year and options to terminate the lease within 1 year. There are no obligations under finance leases.

The components of lease expense were as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$74,079	$222,237

Supplemental cash flow information related to leases was as follows:

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$245,663
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,915

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating lease right-of-use assets	$952,340

Other current liabilities	$294,433
Operating lease liabilities, net of current portion	725,700

Total operating lease liabilities	$1,020,133

Weighted Average Remaining Lease Term	3.2 years
Weighted Average Discount Rate	4.81%

Payments of lease liabilities as of September 30, 2019 were as follows:

2019 (remaining three months)	$84,061
2020	339,605
2021	349,788
2022	329,662

Total lease payments	1,103,116
Less imputed interest	(82,983)

Total	$1,020,133

6.	Property and Equipment, Net.

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
Computer equipment	$50,904	$52,704
Furniture and equipment	230,741	212,451
Leasehold improvements	—	177,417

	281,645	442,572
Less: Accumulated depreciation	(140,557)	(197,147)

Total property and equipment, net	$141,088	$245,425

Depreciation expense was $6,532 and $26,718, respectively, for the three and nine-month periods ended September 30, 2019 and $9,294 and $25,485, respectively for the three and nine-month periods ended September 30, 2018.

7.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued preclinical and clinical trial expenses	$768,114	$821,633
Accrued professional fees	1,232,567	1,311,061
Accrued compensation and benefits	1,739,719	1,941,449
Accrued license fees	6,880,265	3,000,000
Operating lease liability	294,433	—
Accrued variable consideration	1,330,981	—
Deferred rent and lease incentive	—	33,408
Accrued income tax	1,058,039	—
Other	531,174	66,436

Current accrued expenses and other liabilities	13,835,292	7,173,987
Lease liability - non-current	725,700	—
Deferred rent and lease incentive – non-current	—	154,799

Non-current accrued expenses and other liabilities	725,700	154,799

Total accrued expenses and other liabilities	$14,560,992	$7,328,786

8.	Collaborative Arrangement.

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

Under the terms of the Collaboration, the Company has received an up-front payment, and will receive milestone payments based on achievement of regulatory approvals, a sharing of defined net profits upon commercialization from Endo consisting of a mid-double digit percent of net sales of generic Sabril® and a sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch. For the year ended December 31, 2018, a $500,000 upfront license fee was recognized.

For the three and nine-month periods ending September 30, 2019, no collaborative arrangement revenue has been received or recognized. Expenses incurred, net, in connection with the collaborative arrangement for the three and nine months ended September 30, 2019 was approximately $31,924 and $70,102, respectively, and have been included in research and development expenses in the accompanying consolidated statements of operations.

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

In May 2019, the FDA approved an NDA for Jacobus Pharmaceuticals for Ruzurgi®, their version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). The Company believes that Jacobus is offering Ruzurgi® at a lower price than the Company is offering Firdapse®. In addition, while the NDA for Ruzurgi® only covers pediatric patients, the Company believes Ruzurgi® is being prescribed off label to adult LEMS patients. If Jacobus is able to successfully sell Ruzurgi® off-label to adult LEMS patients, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company believes that the FDA’s approval of Ruzurgi® violated its statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi® violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated its statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi®. The FDA has answered the Company’s complaint and the matter is currently in the discovery phase. There can be no assurance as to the outcome of this lawsuit.

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

On May 29, 2019, the Company entered into an amendment to its License Agreement with BioMarin for Firdapse®. Under the amendment, the Company has expanded its commercial territory for Firdapse®, which originally was comprised of North America, to include Japan. Additionally, the Company has an option to further expand its territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, the Company will pay royalties on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.

10.	Agreements (continued).

b.

AGREEMENTS FOR DRUG MANUFACTURING, DEVELOPMENT, PRECLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of commercial drug and drug and study placebo for the Company’s trials and studies, with contract research organizations (CRO) to conduct and monitor the Company’s trials and studies and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, most of these agreements are cancellable at anytime, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

11.	Income Taxes.

The Company’s effective income tax rate is the ratio of income tax expense (benefit) over its income (loss) before income taxes. The effective income tax rate was 4.18% and 0.00% for the nine months ended September 30, 2019 and 2018, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% is driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.

The Company had no uncertain tax positions as of September 30, 2019 and December 31, 2018. The Company has a full valuation allowance at September 30, 2019 and December 31, 2018.

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

At September 30, 2019, there is approximately $92.5 million available for future sale under the 2017 Shelf Registration Statement.

13.	Stock Compensation.

For the three and nine-month periods ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$242,867	$240,122	$803,800	$820,062
Selling, general and administrative	574,193	518,054	1,871,667	1,700,961

Total stock-based compensation	$817,060	$758,176	$2,675,467	$2,521,023

13.	Stock Compensation (continued).

Stock Options

As of September 30, 2019, there were outstanding stock options to purchase 10,135,334 shares of common stock, of which stock options to purchase 5,345,825 shares of common stock were exercisable as of September 30, 2019.

During the three and nine-month periods ended September 30, 2019, the Company granted seven-year term options to purchase an aggregate of 172,500 and 484,500 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $817,060 and $2,675,467, respectively, during the three and nine-month periods ended September 30, 2019. During the three and nine-month periods ended September 30, 2019, respectively, 74,998 and 1,365,827 options vested.

During the three and nine-month periods ended September 30, 2018, the Company granted seven-year term options to purchase an aggregate of 550,000 and 3,267,500 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $758,176 and $2,506,026, respectively, during the three and nine-month periods ended September 30, 2018. During the three and nine-month periods ended September 30, 2018, respectively, 5,000 and 1,314,998 options vested.

During the three and nine-month periods ended September 30, 2019, options to purchase 108,332 shares and 298,332 shares, respectively, of the Company’s common stock were exercised, with proceeds of $256,062 and $537,962, respectively, to the Company. During both the three and nine-month periods ended September 30, 2019, options to purchase 6,666 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 3,444 shares of the Company’s common stock.

During the three and nine-month periods ended September 30, 2018, options to purchase 89,999 shares and 136,665 shares, respectively, of the Company’s common stock were exercised, with proceeds of $104,532 and $146,064, respectively, to the Company.

As of September 30, 2019, there was approximately $6,400,076 of unrecognized compensation expense related to non-vested stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.0 years.

Common Stock

There were no grants of common stock to employees during the three and nine-month periods ended September 30, 2019. During both the three and nine-month periods ended September 30, 2018, the Company granted 3,094 net shares of common stock to employees as compensation. The Company recorded stock-based compensation related to common stock issued to employees totaling $0 and approximately $15,000, respectively, during the three and nine-month periods ended September 30, 2018.

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter and first nine months of fiscal 2019.

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

•

Results of Operations. This section provides an analysis of our results of operations for the three and nine-month periods ended September 30, 2019 as compared to the same periods ended September 30, 2018.

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

Firdapse®

In October 2012, we licensed the North American rights to Firdapse®, a proprietary form of amifampridine phosphate, or chemically known as 3,4-diaminopyridine phosphate, from BioMarin Pharmaceutical Inc. (BioMarin). When we acquired the rights to the product, it had already been granted orphan drug designation by the United States Food and Drug Administration (FDA) for the treatment of patients with Lambert-Eaton Myasthenic Syndrome (LEMS), a rare and sometimes fatal autoimmune disease characterized by muscle weakness. Additionally, in August 2013, we were granted “breakthrough therapy designation” by the FDA for Firdapse® for the treatment of LEMS. Further, the FDA has granted Orphan Drug Designation for Firdapse® for the treatment of Congenital Myasthenic Syndromes (CMS) and Myasthenia Gravis (MG).

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

In order to help adult LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay assistance program designed to keep out-of-pocket costs to $0.00 per month is available for all LEMS patients prescribed Firdapse®. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to Firdapse® for financial reasons.

In May 2019, the FDA approved an NDA for Jacobus Pharmaceuticals for Ruzurgi®, their version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). We believe that Jacobus is offering Ruzurgi® at a lower price than we are offering Firdapse®. In addition, while the NDA for Ruzurgi® only covers pediatric patients, we believe that Ruzurgi® is being prescribed off label to adult LEMS patients. If Jacobus is able to successfully sell Ruzurgi® off-label to adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.

We believe that the FDA’s approval of Ruzurgi® violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi® violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi®. The FDA has answered our complaint and the matter is currently in the discovery phase. There can be no assurance as to the outcome of this lawsuit.

We are currently conducting a Phase 3 clinical trial evaluating Firdapse® for the treatment of adults with MuSK-MG under a Special Protocol Assessment (SPA) with the FDA. The trial is a multi-site, international (United States and Italy), double-blind, placebo-controlled, clinical trial that is targeted to enroll approximately 60 subjects diagnosed with MuSK-MG. The trial will also enroll up to 10 generalized myasthenia gravis patients who will be assessed with the same clinical endpoints but achieving statistical significance in this subgroup of patients is not required and only summary statistics will be provided. While there can be no assurance, based on currently available information we expect to complete enrollment in this trial by the end of 2019 and to report top-line results from this trial in the first half of 2020. Details of this trial are available on www.clinicaltrials.gov (NCT03304054).

We previously conducted a Phase 3 clinical trial evaluating Firdapse® for the treatment of genetically confirmed CMS patients. Our trial was the first ever double-blind, placebo-controlled, clinical trial conducted in genetically confirmed CMS patients. In the trial, 20 subjects were enrolled and 16 randomized, in a 2 period, 2 treatment crossover study designed to evaluate the efficacy and safety of amifampridine phosphate in patients (aged 2 years and above) diagnosed with certain genetic subtypes of CMS. While individual patient improvements were observed, the trial did not meet its primary endpoint of subject global impression (SGI) or the secondary endpoint of muscle function measure (MFM) across all tested subtypes. Due to the rarity of CMS, this trial took almost 4 years to recruit.

We are currently scheduled to meet with the FDA before the end of the year to discuss the outcome of the CMS trial and potential paths forward to seek approval of amifampridine phosphate for the symptomatic treatment of some subset of genetic subtypes of CMS. After receiving such additional guidance, we will provide future updates on our plans for this indication.

There can be no assurance as to whether we will be permitted to submit an sNDA for this indication, or, even if we are permitted to submit such application, whether it will ever be approved (and, even if it is approved, for what genetic subtypes of CMS it will be approved).

Because the FDA has granted Orphan Drug Designation for Firdapse® for the treatment of patients with CMS and Myasthenia Gravis (MG), if we are the first to receive approvals in the future for Firdapse® for the treatment of CMS or MuSK-MG, of which there can be no assurance, we would be eligible to receive seven years of marketing exclusivity for those indications added to our Firdapse® labeling.

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

In October 2019, we submitted an NDS in Canada seeking approval of Firdapse® for the treatment of LEMS. There can be no assurance that our application will be accepted for review, and even if accepted for review, approved. We have also begun our efforts to develop a sustained release formulation for Firdapse®, which is part of a longer term strategy for the product. There can be no assurance that we will be successful in our efforts to develop a sustained release formulation of Firdapse.

On May 29, 2019, we entered into an amendment to our license agreement with BioMarin for Firdapse®. Under the amendment, we have expanded our commercial territory for Firdapse®, which originally was comprised of North America, to include Japan. Additionally, we have an option to further expand our territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original license agreement for North America.

All of our patent rights for Firdapse® are derived from our license agreement with BioMarin. Under the BioMarin License Agreement, we licensed two pending patents and certain trademarks for Firdapse®. One of the licensed applications, U.S. App. No. 10/467,082 is abandoned as are its children (U.S. App. No. 14/085,017 and 14/818,848) such that we are no longer pursuing patent protection out of this family of applications. The second licensed patent application claims methods of administering Firdapse®. We recently received an office action from the United States Patent and Trademark Office responding to our second application, and we are in the process of responding to that office action. There can be no assurance that our pending patent will be granted or as to the protection from competition that it will provide us if it is granted.

Further, there can be no assurance that we do not or will not infringe on patents held by third parties or that third parties in the future will not claim that we have infringed on their patents. In the event that our products or technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of our products that utilize such technologies. For example, there may be patents or patent applications held by others that contain claims that our products or operations might be determined to infringe or that may be broader than we believe them to be. Given the complexities and uncertainties of patent laws, there can be no assurance as to the impact that future patent claims against us may have on our business, financial condition, results of operations, or prospects.

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

Available Capital Resources

At September 30, 2019, we had cash and investments of approximately $81.6 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable, or as to whether we will require additional funding in the future (and whether any such required funding will be available). See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

Prior to the launch of Firdapse® in January 2019 we did not generate revenues for product sales. In the periods ended September 30, 2019 we have generated revenues from product sales of Firdapse®. We expect these revenues to fluctuate in future periods based on our sales of Firdapse®. At September 30, 2018 we were a development stage company, as we had no revenues from product sales.

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

Research and Development Expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of Firdapse®, CPP-109 (our version of vigabatrin), and formerly CPP-115, and we currently expect that our future development costs will be attributable principally to the continued development of Firdapse®.

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

Selling, General and Administrative Expenses.

During the first nine months of 2019, we actively committed funds to developing our commercialization program for Firdapse® and have continued to incur commercialization expenses, inclusive of sales, marketing and other commercialization related expenses as we have begun our sales program for Firdapse®. We had no product sales or selling expenses in the first nine months of 2018.

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

Results of Operations

Revenues.

For the three and nine-month periods ended September 30, 2019, we recognized $30.9 million and $72.2 million, respectively, in net revenue from product sales of Firdapse®. We had no revenues from product sales for the three and nine-month periods ended September 30, 2018.

Cost of Sales.

Cost of sales was $4.4 million and $10.4 million for the three and nine-months ended September 30, 2019, respectively, compared to $0 for both the three and nine-months ended September 30, 2018. The increase in cost of sales was entirely attributable to the commercial launch of Firdapse® in January 2019. Cost of sales includes royalty payments which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured prior to approval.

Research and Development Expenses.

Research and development expenses for the three-month periods ended September 30, 2019 and 2018 were approximately $4.6 million and $4.5 million, respectively, and represented approximately 27% and 55% of total operating costs and expenses for the three-month periods ended September 30, 2019, and 2018 respectively. Research and development expenses for the three-months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Change
	2019	2018	$	%
Research and development expenses	$4,354,172	$4,298,247	55,925	1.3%
Employee stock-based compensation	242,867	240,122	2,745	1.1%

Total research and development expenses	$4,597,039	$4,538,369	58,670	1.3%

For the three months ended September 30, 2019, research and development were in-line with those in the same period in 2018.

Research and development expenses for the nine-month periods ended September 30, 2019 and 2018 were approximately $12.5 million and $11.5 million, respectively, and represented approximately 26% and 56% of total operating costs and expenses for the nine-month periods ended September 30, 2019, and 2018 respectively. Research and development expenses for the nine-months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30,		Change
	2019	2018	$	%
Research and development expenses	$11,730,562	$10,682,173	1,048,389	9.8%
Employee stock-based compensation	803,800	820,062	(16,262)	(2.0%)

Total research and development expenses	$12,534,362	$11,502,235	1,032,127	9.0%

For the nine months ended September 30, 2019, research and development expenses increased $1,032,127, respectively, compared to the same period in 2018, primarily attributable to increases in medical and regulatory affairs and quality assurance expenses to support our commercial launch of Firdapse® and ongoing clinical trials evaluating Firdapse® for the treatment of other ultra-orphan, neuromuscular diseases; partially offset by a decrease in milestone payments made as part of the settlement agreement with Huxley stockholders during the third quarter of 2018 and a decrease in consulting expenses related to the NDA submission in 2018.

We expect that research and development expenses will continue to be substantial during the balance of 2019 and into 2020 as we continue our clinical program evaluating Firdapse® for the treatment of MuSK-MG, continue our CMS clinical trial closeout, continue our proof-of-concept trial for SMA Type 3, continue our Expanded Access Program, take steps to develop a sustained release formulation of Firdapse®, and potentially prepare an sNDA for Firdapse® for the treatment of MuSK-MG and/or CMS.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 were approximately $8.1 million and $3.6 million, respectively, and represented 47% and 45% of total operating costs and expenses for the three months ended September 30, 2019 and 2018, respectively. Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Change
	2019	2018	$	%
Selling	$4,670,568	$—	4,670,568	0%
General and administrative	2,823,031	3,126,180	(303,149)	(9.7%)
Employee stock-based compensation	574,193	518,054	56,139	10.8%

Total selling, general and administrative expenses	$8,067,792	$3,644,234	4,423,558	121.4%

Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were approximately $25.5 million and $8.9 million, respectively, and represented 53% and 44% of total operating costs and expenses for the nine months ended September 30, 2019 and 2018, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30,		Change
	2019	2018	$	%
Selling	$14,655,613	$—	14,655,613	0%
General and administrative	8,944,694	7,248,702	1,695,992	23.4%
Employee stock-based compensation	1,871,667	1,700,961	170,706	10.0%

Total selling, general and administrative expenses	$25,471,974	$8,949,663	16,522,311	184.6%

For the three and nine months ended September 30, 2019, selling, general and administrative expenses increased approximately $4.4 million and $16.5 million, respectively, compared to the same period in 2018, primarily attributable to the following:

•

increases in selling (commercialization) expenses, which consist primarily of commercial systems implementation costs, hiring of the sales force and supporting personnel, product launch costs, and costs of our market access and market research efforts (pre-commercial expenses incurred in 2018 before we began preparing our commercial program for Firdapse® were included in general and administrative expenses);

•

increases in general and administrative expenses for the nine month period are primarily due to our efforts to expand our operations and headcount in connection with the commercialization of Firdapse®, donations to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need, and professional fees associated with our suit against the FDA, partially offset by a decrease in pre-commercialization expenses, recorded in general and administrative expenses in 2018; and

•	increases in employee stock-based compensation which is non cash and relates to the expense of stock options awarded to certain employees, officers and directors.

We expect that selling, general and administrative costs, including commercialization costs, will continue to increase during the balance of 2019 and into 2020 as we continue to expand our sales activities for Firdapse®, continue to build-up our infrastructure to support our operations, and pursue our lawsuit against the FDA.

Stock-Based Compensation.

Total stock-based compensation for the three and nine-month periods ended September 30, 2019 were $817,060 and $2,675,467, respectively, and for the three and nine-month periods ended September 30, 2018 were $758,176 and $2,521,023, respectively. The increase in stock-based compensation for the three and nine-month periods ended September 30, 2019, when compared to the same period in 2018, is primarily due to the expense of grants to new employees hired in connection with the launch of Firdapse®.

Other Income, Net.

We reported other income, net in all periods primarily relating to our investment of funds received from offerings of our securities and product sales. The increase in other income, net for the three and nine months ended September 30, 2019 when compared to the same period in 2018 is primarily due to higher invested balances and higher yields on investments. Other income, net, consists of interest income, dividend income, and unrealized and realized gain (loss) on trading securities. For the nine month period ended September 30, 2019, other income, net also includes $100,000 received as part of a settlement agreement between us and Northwestern. These proceeds are used to fund our drug development activities and our operations.

Income Taxes.

Our effective income tax rate was 4.18% and 0.00% for the nine months ended September 30, 2019 and 2018, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% is driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.

We had no uncertain tax positions as of September 30, 2019 and December 31, 2018. We have a full valuation allowance at September 30, 2019 and December 31, 2018.

Net Income (Loss).

Our net income was $13,630,179 and $23,945,624, respectively, for the three and nine-months ended September 30, 2019 ($0.13 and $0.23, respectively, per basic and diluted share), as compared to a net loss of ($7,838,873) and ($19,503,905), respectively, for the three and nine months ended September 30, 2018 (($0.08) and ($0.19), respectively, per basic and diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple public and private offerings of our securities. However, during January 2019, we launched our initial product, Firdapse®, and began to receive funds from product sales. At September 30, 2019, we had cash and cash equivalents and investments aggregating $81.6 million and working capital of $72.6 million. At December 31, 2018, we had cash and cash equivalents and short-term investments aggregating $58.5 million and working capital of $45.7 million. At September 30, 2019, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in short-term interest-bearing obligations, a short-term bond fund, and U.S. Treasuries.

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

We may also require additional working capital to support our operations depending on our future success with Firdapse® sales and whether our results continue to be cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.

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

Cash Flows.

Net cash provided by (used in) operating activities was $22,320,032 and ($17,795,958), respectively, for the nine-month periods ended September 30, 2019 and 2018. During the nine months ended September 30, 2019, net cash provided by operating activities was primarily attributable to our net income of $23,945,624, increases of $1,809,662 in accounts payable, $6,400,279 in accrued expenses and other liabilities, and of $2,697,950 of non-cash expenses. This was partially offset by increases of $10,095,352 in accounts receivable, net, $543,789 in inventory, and $1,689,618 in prepaid expenses and other current and non-current assets and a decrease of $204,724 in operating lease liability. During the nine months ended September 30, 2018, net cash used in operating activities was primarily attributable to our net loss of $19,503,905, and decreases of $604,591 in accounts payable, and $185,812 in accrued expenses and other liabilities. This was partially offset by a $356,924 decrease in prepaid expenses and other current assets, and $2,141,426 of non-cash expenses. Such additional non-cash expenses consist of depreciation, change in right-of-use asset, stock-based compensation expense, and change in accrued interest and accretion of discount on investments.

Net cash provided by investing activities was $5,565,824 for the nine-month period ended September 30, 2019, consisting primarily of sales/maturities of investments of $40,310,595 and partially offset by purchases of investments of $34,725,401. Net cash used in investing activities was $29,226,047, for the nine-month period ended September 30, 2018, consisting primarily of purchases of investments of $36,790,854 and partially offset by sales/maturities of investments of $7,600,000.

Net cash provided by financing activities during the nine-month periods ended September 30, 2019 and 2018 was $537,962 and $141,616, respectively, consisting primarily of proceeds from the exercise of options to purchase common stock.

Contractual Obligations.

We have entered into the following contractual arrangements:

•

Payments to BioMarin and others under our license agreement with BioMarin. Under our license agreement with BioMarin we have agreed to pay (i) royalties to BioMarin for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year. For the three and nine-months ended September 30, 2019, we recognized approximately $4.1 million and $9.6 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statement of operations.

•

Purchase commitments. We have entered into purchase commitments with our contract manufacturing organizations aggregating approximately $950,000 per year. The agreements expire on various dates through 2024.

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

•	whether our suit against the FDA seeking to vacate the FDA’s approval of Ruzurgi® will be successful;

•	if the approval of Ruzurgi® is not overturned, whether we can successfully compete for adult LEMS patients;

•	our estimates regarding anticipated capital requirements and our needs for additional financing in the future;

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

•	the impact on our business and results of operations of public statements by Senator Bernie Sanders and a vocal group of LEMS patients and doctors who object to our pricing of Firdapse®;

•	whether we will be able to successfully market Firdapse® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	whether our estimates of the size of the market for our drug candidates will turn out to be accurate;

•	whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	whether our efforts to commercialize Firdapse® will be successful and, even if they are successful, whether we will remain profitable;

•	whether payors will reimburse for our product;

•	whether payors will, because of the lower prices of Ruzurgi®, require that patients try off-label Ruzurgi® first before they will approve Firdapse® as a treatment for adult LEMS patients;

•	changes in the healthcare industry and the effect of political pressure from President Trump, Congress and/or medical professionals seeking to reduce prescription drug costs;

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

•

whether the trials that we are currently undertaking to evaluate Firdapse® for the treatment of Anti-MuSK antibody positive myasthenia gravis (MuSK-MG), and Spinal Muscular Atrophy (SMA) Type 3, or any other trials that we undertake in the future, will be successful;

•	whether the FDA will permit us to submit a sNDA for CMS or MuSK-MG and whether any such application will be accepted for filing (and even if accepted, whether such application will be approved);

•	whether we will be the first company to receive approval of 3,4-DAP for the treatment of CMS;

•	whether our NDS filing in Canada for Firdapse® will be accepted for filing, and even if it is accepted for filing, whether it will be approved;

•	whether Firdapse® will ever be approved for the treatment of MuSK-MG, CMS, SMA Type 3, or any other neuromuscular disease;

•	whether our version of generic vigabatrin tablets will ever be approved by the United States Food and Drug Administration (FDA);

•	even if vigabatrin tablets are approved for commercialization, whether Endo Ventures/Par Pharmaceutical will be successful in marketing the product;

•	whether Catalyst will earn milestone payments on approval of an Abbreviated New Drug Application (ANDA) for generic vigabatrin tablets and royalties on sales of generic vigabatrin tablets;

•	the ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	the ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law; and

•	our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients.

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

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the three months ended September 30, 2019, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting other than controls that were added as a result of the product launch of Firdapse®.

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

In May 2019, the FDA approved an NDA for Jacobus Pharmaceuticals for Ruzurgi®, their version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). We believe that Jacobus is offering Ruzurgi® at a lower price than we are offering Firdapse®. In addition, while the NDA for Ruzurgi® only covers pediatric patients, we believe that Ruzurgi® is being prescribed off-label to adult LEMS patients. If Jacobus is able to successfully sell Ruzurgi® off-label to adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.

We believe that the FDA’s approval of Ruzurgi® violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi® violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi®. The FDA has answered our complaint and the matter is currently in the discovery phase. There can be no assurance as to the outcome of this lawsuit.

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

The following is an additional risk factor regarding factors that you should consider that has recently arisen:

The FDA has approved Ruzurgi®, another formulation of amifampridine (3,4-DAP) for LEMS for the treatment of pediatric patients.

In May 2019, we became aware that Jacobus Pharmaceutical had been granted approval of an NDA for Ruzurgi®, their version of amifampridine (3,4-DAP) for pediatric LEMS patients (ages 6 to under 17). We believe that Jacobus is offering Ruzurgi® at a lower price than we are offering Firdapse®. In addition, while the NDA for Ruzurgi® only covers pediatric patients, we believe Ruzurgi® is being prescribed off-label in adult patients. While we believe that this approval was violative of our statutory rights and was in multiple other respects arbitrary, capricious, and contrary to law, and we have filed suit to that effect, there can be no assurance that our claims will be successful. If Jacobus is able to successfully sell Ruzurgi® off-label for adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.

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

Date: November 12, 2019