Form 10-K/A
period 2019-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2020-04-29
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,412,032 shares of common stock, $0.001 par value per share, were outstanding as of April 24, 2020.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed by Catalyst Pharmaceuticals, Inc. in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K which was previously omitted in reliance on Instruction G to Form 10-K from Catalyst’s Form 10-K for the fiscal year ended December 31, 2019 that was filed on March 16, 2020 (the “2019 Original Form 10-K”).

Because of the coronavirus (COVID-19) pandemic, Catalyst has elected to postpone its 2020 annual meeting of stockholders until August 20, 2020. As a result, Catalyst is not filing its definitive proxy statement for its 2020 annual stockholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K. Therefore, Catalyst is filing this Form 10-K/A in order to incorporate information that would have been contained in the definitive proxy statement into the 2019 Original Form 10-K. We are also filing as Exhibits to the Form 10-K/A certifications with respect to this filing by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are also not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the 2019 Original Form 10-K and our other filings with the SEC. This Form 10-K/A does not reflect events occurring after the filing of the 2019 Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the 2019 Original Form 10-K.

FORM 10-K/A TABLE OF CONTENTS

EXHIBITS FILED WITH FORM 10-K/A

EX 31.3	Section 302 Certification of CEO

EX 31.4	Section 302 Certification of CFO

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

We identify and describe below the key experience, qualifications and skills our directors bring to the Board that are important to us in light of our business and structure.

Name	Age	Position(s)

Patrick J. McEnany	72	Chairman, President and Chief Executive Officer
Philip H. Coelho (1)(3)	76	Director
Richard Daly (2)(3)	59	Director
Donald A. Denkhaus (1)(3)	74	Director
Charles B. O’Keeffe (1)(2)(3)	80	Lead Independent Director
David S. Tierney, M.D. (2)(3)	57	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Patrick J. McEnany is a co-founder of our company and currently serves as our Chairman, President and Chief Executive Officer (“CEO”). Mr. McEnany has been our CEO and a director since our formation in January 2002. He became Chairman and President in March 2006. From 1999 to 2002, Mr. McEnany was a consultant to the pharmaceutical industry. From 1991 to 1997, Mr. McEnany was Chairman and CEO of Royce Laboratories, Inc., a generic pharmaceutical manufacturer. From 1997 to 1998, after the merger of Royce into Watson Pharmaceuticals, Inc., Mr. McEnany served as president of the wholly-owned Royce Laboratories subsidiary and vice president of corporate development for Watson Pharmaceuticals, Inc. From 1993 to 1997, he also served as vice chairman and a director of the National Association of Pharmaceutical Manufacturers. He currently serves on an emeritus board of directors of the Jackson Health Foundation and on the board of directors of the Humane Society of Greater Miami, and over the last 30 years has served as a director for numerous public companies. The Board believes the characteristics that qualify Mr. McEnany as a director to serve on our Board include his long-term experience in the pharmaceutical industry and his extensive business leadership experience.

Philip H. Coelho has been a member of our Board since October 2002 and currently chairs the Nominating & Corporate Governance Committee of our Board. Mr. Coelho is currently Chief Technology Officer of ThermoGenesis Corp., a wholly owned subsidiary of Thermogenesis Holdings, Inc, a leading regenerative medicine company that develops, commercializes and markets a range of automated technologies for cell-based therapeutics. ThermoGenesis Corp. provides a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for the preparation of immuno-oncology drugs. Until July 2017, Mr. Coelho served as Co-Founder and Chief Technology Officer of SynGen, Inc. a company enabling regenerative cures through the application of innovative engineering and President of PHC Medical, Inc., a company providing consulting services for enterprises in the medical device related cell therapy field. Previously, from October 1986 until 2008, Mr. Coelho founded and was employed by ThermoGenesis Corp., at the time a company focused on the blood processing and hospital/woundcare markets. Mr. Coelho was Chairman and Chief Executive Officer of ThermoGenesis from December 1989 until May 2007 and served as its Chief Technology Architect from June 2007 until May 2008. From October 1986 to September 1989, Mr. Coelho held the position of Vice President and Director of Research, Development and Manufacturing with ThermoGenesis. Prior to his association with ThermoGenesis, from October 1983 to October 1986 Mr. Coelho was President of Castleton, Inc., a company that developed and licensed ultra-rapid heat transfer technology to ThermoGenesis. Mr. Coelho currently serves on the board of directors of Mediware Information Systems, Inc. and Ampio Pharmaceuticals, Inc. Mr. Coelho holds a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis. The Board believes the characteristics that qualify Mr. Coelho to be a director of our company include his long-term experience in the pharmaceutical industry and his business leadership experience.

Richard J. Daly joined our Board in February 2015. Mr. Daly currently serves as Chief Operating Officer of BeyondSpring Pharma, a pre-commercial company focused on cancer with assets in late Phase 3 trials. From 2016 until mid-2018, Mr. Daly served as Chairman and CEO of Neuralstem, Inc., a biopharmaceutical company focused on the development of central nervous system therapies based on its neuronal stem cell technology. Until October 2014, Mr. Daly served as President of AstraZeneca US Diabetes, where he led all commercial and medical plans and objectives for a $1.2 billion, 3,000-employee division, including the successful launch of an orphan/rare disorder drug, Myalept, for Lipodystrophy. Mr. Daly currently serves on the board of directors of Opiant Pharmaceuticals, where he serves on the Compensation and Audit Committees of the board of directors. From June of 2015 to June 2018 Mr. Daly also served on the Board of Directors of Synergy Pharmaceuticals, where he chaired the Nominations/Corporate Governance Committee and was a member of the Compensation Committee. Mr. Daly received his Bachelor of Science in Microbiology from the University of Notre Dame in 1983 and his MBA from the Kellogg School of Management, Northwestern University in 1998. The Board believes that the characteristics that qualify Mr. Daly to be a director of our company include his significant pharmaceutical industry experience and his experience in launching and managing sales of numerous pharmaceutical products, including several products that are used to treat orphan/rare diseases.

Donald A. Denkhaus joined our Board in February 2015 and currently chairs the Audit Committee of our Board. Since 2005, Mr. Denkhaus has been Chairman and Chief Financial Officer of The Kitchen, LLC, a company providing language dubbing and subtitling services to the television industry. From 1970 through 2002, Mr. Denkhaus, who is a retired certified public accountant, worked for Arthur Andersen LLP, a global professional services organization, where he was an audit partner for twenty-two years and held numerous leadership positions, including as head of Andersen’s South Florida audit practice and, from 1998 through 2002, as Audit Practice Partner responsible for Andersen’s offices in Florida and Puerto Rico. From 2010 to 2013, Mr. Denkhaus was Chair of Nuovo Biologics, a privately held biotech company that was developing an antiviral drug for animal use, and, from 2004 until its sale in 2009, Mr. Denkhaus served on the board of directors and as chair of the audit committee of Noven Pharmaceuticals, a publicly-traded specialty pharmaceutical company focused on women’s health and psychiatry. Mr. Denkhaus received a Master’s in Business Administration degree with a major in finance from the University of Maryland and a Bachelors of Business Administration with a major in accounting from Kent State University. The Board believes that the characteristics that qualify Mr. Denkhaus to be a member of our Board include his extensive financial experience and his prior experience serving as a director of two pharmaceutical companies, one of which was publicly-traded.

Charles B. O’Keeffe has served as a member of our Board since December 2004 and became our lead independent director in July 2011. Mr. O’Keeffe also served as a consultant to us from December 2004 until June 2011. Mr. O’Keeffe is a Professor in the Departments of Pharmacology, Epidemiology and Community Health at Virginia Commonwealth University (“VCU”), and has served in such capacity since January 1, 2004. Mr. O’Keeffe joined VCU after retiring as President and Chief Executive Officer of Reckitt Benckiser Pharmaceuticals, Inc., a position Mr. O’Keeffe held from 1991 until 2003. As President of Drug Abuse Rehabilitation Services (from 1970 until 1971), he developed the first child-resistant, abuse-resistant vehicle for dispensing methadone. He served as president of Washington Reference Laboratories from 1972 until 1975, which provided toxicology services to the Department of Defense during the Vietnam War. He has served in the White House (from 1970 until 1973 and from 1976 until 1980) for three presidents—as advisor, special assistant for international health and deputy director for international affairs in the Office of Drug Abuse Policy—and has served on U.S. delegations to the World Health Assembly and the U.N. Commission on Narcotic Drugs. The Board believes the characteristics that qualify Mr. O’Keeffe to serve as a member of our Board include his business leadership experience and his experience in the pharmaceutical industry.

David S. Tierney, M.D. has served as a member of our Board since October 2002 and currently chairs the Compensation Committee of our Board. Dr. Tierney currently serves as Chief Executive Officer of Pharma2B, a privately held clinical stage pharmaceutical company. From September 2018 until January 2020, Dr. Tierney served as President & CEO of BioPharmX Corporation, a dermatology specialty pharmaceutical company. From January 2014 until March 2018, he served as President & CEO of Icon Bioscience, Inc., a privately held ophthalmic drug delivery company. Dr. Tierney served as President and Chief Operating Officer (and a member of the board of directors) of Oceana Therapeutics, Inc., a private specialty pharmaceutical company between the organization of that company in 2008 and the sale of that company to Salix Pharmaceuticals, Ltd. in December 2011. Dr. Tierney also served as the President and CEO (and as a member of the board of directors) of Valera Pharmaceuticals, Inc. a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with Indevus Pharmaceuticals, Inc. Further, from January 2000 to August 2000, Dr. Tierney served as President of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company, where he was responsible for all of Biovail’s research and development, regulatory and clinical activities. Finally, from March 1997 to January 2000, Dr. Tierney was Senior Vice President of Drug Development at Roberts Pharmaceutical Corporation, where he was responsible for all research and development activities, and for drug development, medical affairs, worldwide regulatory affairs and chemical process development, as well as being part of the executive management team, and from December 1989 to March 1997, Dr. Tierney was employed by Élan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney is also a director of Kempharm, Inc., Bimeda, Inc. and BioPharmX Corporation. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. The Board believes the characteristics that qualify Dr. Tierney to serve on our Board include his business leadership experience and his pharmaceutical industry experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors and persons who own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in their ownership of common stock. Officers, directors, and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations made to us that no other reports were required, during the year ended December 31, 2019 all Section 16(a) filings required to be filed by our officers, directors, and greater than 10% stockholders were timely filed.

Independent Directors

As required under applicable NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the listed company’s board of directors. The Board consults with our counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, the Board has affirmatively determined that all of our directors (other than Mr. McEnany, who serves as our CEO) are “independent directors” within the meaning of the applicable NASDAQ listing standards.

Corporate Governance

Our Board and management are committed to utilizing good corporate governance practices to ensure we are managed for the long-term benefit of our stockholders. We have in place a variety of policies and practices to promote good corporate governance. A majority of our Board is independent, in accordance with applicable NASDAQ listing standards, and all members of the Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee of our Board also meet applicable NASDAQ listing standards for independence. We have also established:

•

written charters for the Audit, Compensation, and Nominating & Corporate Governance Committees that address corporate governance practices in accordance with the Sarbanes-Oxley Act, current NASDAQ corporate governance guidelines, and other applicable rules and regulations;

•	a Code of Business Conduct and Ethics applicable to our officers, directors, and employees;

•	a procedure for receipt and treatment of anonymous and confidential complaints or concerns regarding audit or accounting matters; and

•	disclosure control policies and procedures.

The Nominating & Corporate Governance Committee is responsible for establishing and reviewing our corporate governance guidelines from time to time and reporting and making recommendations to the Board concerning corporate governance matters. Among the matters addressed by our corporate governance guidelines are:

•

Director Independence – Independent directors shall constitute at least a majority of our Board and of our Board committees in accordance with the independence standards set forth in the applicable NASDAQ listing standards.

•	Executive Sessions of Independent Directors – Our independent directors regularly meet in executive session without management present.

Copies of our Code of Business Conduct and Ethics can be found on the corporate governance page of the Investor Relations section of our website, which is located at http://ir.catalystpharma.com/governance.cfm.

Board Diversity

In carrying out its function to nominate candidates for election to our Board, the Nominating & Corporate Governance Committee considers the mix of skills, experience, character, commitment and diversity. The committee construes diversity as meaning a variety of opinions, perspectives and backgrounds, including gender, race and ethnicity differences, as well as other differentiating characteristics, all in the context of the requirements of our Board at that point in time.

Leadership Structure

Patrick J. McEnany serves as both our Chairman of the Board and CEO. The Board and its independent members believe that the most effective board leadership structure at the present time is for the CEO to serve as both Chairman of the Board and CEO, a structure that has served us well in the past. The independent members of the Board believe that because the CEO is ultimately responsible for our day-to-day operations and for executing our strategy, and because our performance is an integral part of the deliberations undertaken by the Board, the CEO is the director best qualified to act as the Chairman of the Board. The Board reserves the authority to modify this structure to best address and advance the interests of all stockholders, as and when appropriate.

The Board believes that independent oversight of management is also an important component of an effective board of directors. The Board believes that, for the reasons set forth below, our existing corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, our officers. These governance practices are reflected in our various committee charters, which are available on our website at www.catalystpharma.com. Some of the relevant processes and other corporate governance practices include:

•

At each regularly scheduled Board meeting, all of our independent directors meet in an executive session without Mr. McEnany. In these executive sessions, the independent directors deliberate on matters such as those involving the performance of our officers.

•	Each of our directors is elected annually by our stockholders.

•

All of our directors, except for Mr. McEnany, are independent directors. Each director is an equal participant in decisions made by the full Board. All of the committees of the Board are comprised of only independent directors.

Lead Independent Director

The Board has appointed a non-management director to serve in a lead capacity (the “Lead Independent Director”) to perform such duties and responsibilities as the Board may determine. Charles B. O’Keeffe serves as the Lead Independent Director. The role of the Lead Independent Director includes:

•	in consultation with the Chairman, determining the length and timing of Board meetings, including regular and special meetings;

•	determining the agenda and materials to be provided to directors in advance of each meeting of the Board;

•	serving as chair of executive sessions of the Board and other meetings of the Board in the absence of the Chairman of the Board;

•	serving as liaison between the Chairman of the Board and the other independent directors;

•	overseeing the Board’s stockholder communication policies and procedures; and

•	calling meetings of independent directors.

Board Meetings and Attendance at Board and Board Committee Meetings

During 2019, our Board held 11 meetings and took actions by unanimous written consent on five occasions. For 2019, all of our directors attended at least 75% or more of the aggregate number of meetings held by our Board and the Board committees on which they served. All of the members of our Board attended the 2019 Annual Meeting of Stockholders which was held on May 23, 2019. Directors are encouraged, but not required, to attend the Annual Meeting in person.

Audit Committee

The Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of our company, and such other duties as directed by the Board. The committee’s purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of the independent registered public accounting firm engaged as our independent auditor to prepare or issue an audit report on our financial statements, and the performance of our internal and independent auditors. The committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, our processes to manage business and financial risk, and compliance with applicable legal, ethical, and regulatory requirements. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent auditor.

The Board has determined that Donald A. Denkhaus, the current chair of the Audit Committee, and Philip H. Coelho, a former chair of and a current member of the Audit Committee, are each an “audit committee financial expert” as defined in Regulation S-K under the Exchange Act.

The Audit Committee held four meetings in 2019 and took one action by unanimous written consent. The Audit Committee operates under a written charter which describes the role, responsibilities, and functioning of the Audit Committee. The Audit Committee’s charter can be found at http://ir.catalystpharma.com/governance.cfm.

Compensation Committee

The role of the Compensation Committee is to discharge the Board’s responsibilities related to compensation of our executive officers, to produce an annual report on executive compensation for inclusion in our Form 10-K or proxy statement, and to oversee and advise the Board on the adoption of policies that govern our compensation programs, including our stock incentive plans and our benefit plans. The Compensation Committee held four meetings in 2019 and took four actions by unanimous written consent. The Compensation Committee operates under a written charter which describes the role, responsibilities, and functioning of the Compensation Committee. A copy of this charter can be viewed on our website at http://ir.catalystpharma.com/governance.cfm. Pursuant to its charter, the Compensation Committee has authority to retain compensation consultants to assist in its evaluation of executive and director compensation.

Nominating & Corporate Governance Committee

The role of the Nominating & Corporate Governance Committee (“N&CG Committee”) is to appoint nominees for election to our Board, to identify and recommend candidates to fill vacancies between annual stockholder meetings, to review, evaluate and recommend changes to our corporate governance policies, and to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to our company and our stockholders. The N&CG Committee held one meeting in 2019. The N&CG Committee operates under a written charter which describes the role, responsibilities, and functioning of the N&CG Committee. A copy of the N&CG Committee’s charter can be found on our website at http://ir.catalystpharma.com/governance.cfm.

Risk Oversight

Risk oversight is administered through the Board as a whole. The Board does not believe that risk management issues have an effect on our leadership structure. The Board provides feedback to management at regularly held Board meetings. The independent directors meet in executive session at each meeting of the Board and provide insight to our management on a variety of topics, including risk oversight.

Executive Officers

The following list reflects our executive officers as of the date of this Form 10-K/A, the capacity in which they serve us, and when they assumed office:

Name	Position(s)	Age	Officer Since

Patrick J. McEnany	Chairman, President and Chief Executive Officer	72	January 2002

Steven R. Miller, Ph.D.	Chief Operating Officer and Chief Scientific Officer	58	April 2007

Alicia Grande, CPA, CMA	Vice President, Treasurer and Chief Financial Officer	49	January 2007

Gary Ingenito, M.D., Ph.D.	Chief Medical Officer and Head of Regulatory Affairs	64	June 2015

Brian Elsbernd, J.D.	Chief Compliance Officer and Chief Legal Officer	56	February 2016

Daniel J. Brennan	Chief Commercial Officer	52	June 2018

Executive Officers’ Business Experience

Patrick J. McEnany. The business experience of Patrick J. McEnany is included above in “Board of Directors.”

Steven R. Miller, Ph.D., has served as Chief Operating Officer since January 2011 and as our Chief Scientific Officer since October 2009. Previously, commencing in April 2007, Dr. Miller was our Vice President of Pharmaceutical Development and Project Management. Dr. Miller has worked in the healthcare industry for over 30 years. Prior to joining us, Dr. Miller spent 15 years with various divisions of Watson Laboratories, a subsidiary of Watson Pharmaceuticals, Inc., most recently as Executive Director of R&D Operations. In this capacity, Dr. Miller managed a team of 75 in the testing of all R&D products for clinical trials, including method valuation, stability testing, operation of the R&D pilot plant, and assembly of the CMC section of drug applications, in addition to other responsibilities. Prior to holding this position, Dr. Miller was Director of Technology Transfer for Watson Laboratories, and Vice President of Research and Product Development for Royce Laboratories, which was subsequently acquired by Watson Laboratories. Prior to joining Royce Laboratories, Dr. Miller was Group Leader and Senior Scientist at Dade Behring. Prior to that, he served as an Analytical Chemist at the U.S. Food & Drug Administration. Dr. Miller received his Bachelor of Science Degree in Chemistry from the University of Maryland and his Ph.D. from the University of Miami.

Alicia Grande, CPA, CMA, has served as our Vice President, Treasurer and Chief Financial Officer since December 2011 and as our Chief Accounting Officer since January 2007. Prior to joining Catalyst, since 2003 Ms. Grande was employed by The Hackett Group, Inc. (formerly known as Answerthink, Inc.), a publicly traded information technology consulting services company. Ms. Grande served in various capacities with The Hackett Group, most recently as Senior Director of Finance, and was responsible for all external and SEC financial reporting. Ms. Grande also served as head of The Hackett Group’s Sarbanes-Oxley Act compliance team. Prior to joining The Hackett Group, Ms. Grande was employed in public accounting, and she began her career with Arthur Andersen LLP. Ms. Grande earned a Bachelor of Science degree in business administration, with majors in accounting and finance, from Syracuse University and a master of accounting degree from Florida International University.

Gary Ingenito, M.D., Ph.D., joined us as our Chief Medical Officer in June 2015 and became our Head of Regulatory Affairs in February 2016. Prior to joining Catalyst, Dr. Ingenito spent more than 25 years in the field of pharmaceutical development; including drugs, biologics, and combination products. During this time, Dr. Ingenito has held executive responsibilities for clinical research, regulatory, drug safety, and medical affairs at pharmaceutical companies and contract research organizations. Dr. Ingenito initially joined Sandoz Pharmaceuticals in the neuroendocrine group and progressed to become head of medical affairs. He spent 8 years at Otsuka Pharmaceuticals, overseeing the approval of anti-infective, cardiovascular, and central nervous system products. Dr. Ingenito has also held positions at Corning-Besselaar, SFBC International, Angiotech Pharmaceuticals, Biotest Pharmaceuticals, and, most recently at Boehringer-Ingelheim Pharmaceuticals, where he served as head of regulatory affairs North America for biosimilars. After obtaining his bachelor of arts degree from The Johns Hopkins University, Dr. Ingenito earned his medical degree at Jefferson Medical College, and a Ph.D. in philosophy from Thomas Jefferson University. He completed a post-graduate residency in neurology at the University of Miami, Jackson Memorial Hospital.

Brian Elsbernd, J.D. joined us in February 2016 as our Sr. Vice President of Legal and Compliance and became our Chief Compliance Officer and Chief Legal Officer on January 1, 2019. Prior to joining Catalyst, Mr. Elsbernd was, from 2004 until February 2016, employed in various capacities with Mallinckrodt Pharmaceuticals and its predecessors, including as Senior Director of U.S. Healthcare Compliance. At Mallinckrodt, he was involved in the building of their formal compliance program including providing leadership and vision on ethics and business conduct while also managing multiple other legal and business functions. Before joining Mallinckrodt, Mr. Elsbernd was an associate at Proskauer Rose LLP, within its Health Care practice group, representing health care providers nationwide in matters pertaining to regulatory and administrative law, transactional matters, litigation, and reimbursement issues. Mr. Elsbernd holds a Bachelor of Arts degree in history from the University of Illinois-Urbana and a law degree from the Saint Louis University School of Law.

Daniel J. Brennan joined us in June 2018 as our Chief Commercial Officer. Mr. Brennan has over 20 years of experience in the pharmaceutical industry. Most recently, from October 2016 to May 2018, Mr. Brennan served as the Chief Operating Officer at Edge Therapeutics, where he was responsible for pre-commercialization activities of the company’s lead product targeting rare neurological conditions. Prior to joining Edge Therapeutics, from November 2015 to August 2016, Mr. Brennan served as Chief Operating Officer and Executive Vice President of Insys Therapeutics. Prior thereto from July 2009 to October 2015, Mr. Brennan held multiple leadership positions at Lundbeck U.S., including serving as Vice President and Group General Manager of Lundbeck’s U.S. Neurology Business Unit and Business Development group. Throughout his time in these positions, Lundbeck’s U.S. Neurology group launched four specialty orphan products. Prior to Lundbeck, Mr. Brennan was at Abbott Laboratories, where he served as Divisional Vice President and General Management of the Acute Care Hospital Business Unit. Previously, from 1997 to 2007, Mr. Brennan served in various sales, marketing and new product development roles with Eli Lilly and Company. Mr. Brennan holds a B.A. from the University of Notre Dame and M.B.A. from the Kellogg Graduate School of Business at Northwestern University.

Family Relationships

There are no family relationships between or among any of our directors and/or executive officers.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The role of the compensation committee in setting executive officer compensation

The Compensation Committee establishes and regularly reviews our compensation philosophy and programs, exercises authority with respect to the determination and payment of base and incentive compensation to our executive officers and administers our 2014 Stock Incentive Plan (the “2014 Plan”) and our 2018 Stock Incentive Plan (the “2018 Plan” and, together with the 2014 Plan, the “Plans”). Our Compensation Committee consists of three members of our Board, each of whom is independent as that term is defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations that have been promulgated thereunder and under the Exchange Act, and in the applicable NASDAQ listing standards.

Executive officers

During 2019, our Board designated that our “executive officers” (as that term is defined in the rules and regulations under the Exchange Act) are our Chief Executive Officer (Patrick J. McEnany), our Chief Operating and Chief Scientific Officer (Dr. Steven Miller), our Chief Financial Officer (Alicia Grande), our Chief Medical Officer and Head of Regulatory Affairs (Dr. Gary Ingenito), our Chief Commercial Officer (Daniel Brennan), and our Chief Compliance Officer and Chief Legal Officer (Brian Elsbernd). Each of our executive officers were employed by us for all of fiscal 2019.

Overview of executive officer compensation

In evaluating executive compensation, our Compensation Committee receives third-party data and analysis on market trends and competitive practices from its independent compensation consultant. The Compensation Committee also receives and considers the recommendations of our Chief Executive Officer with respect to goals and compensation of executive officers. Our Compensation Committee assesses the information it receives in accordance with its business judgment. Our Chief Executive Officer is not present when his compensation is discussed by the Compensation Committee.

Our Compensation Committee believes that our executive officers are instrumental to our success. To that end, our compensation program is designed around the following:

Pay Element	Form	Purpose

Base Salary	Cash (Fixed)	Provides a competitive level of compensation that reflects position responsibilities, strategic importance of the position and individual experience.

Short-Term Incentive (Annual Bonus)	Cash (Fixed)	Provides a cash-based award that recognizes the achievement of corporate goals in support of an annual business plan.

Long-Term Incentive	Equity (Variable)	Provides incentives for management to execute financial and strategic growth goals that support long-term stockholder value creation and our ability to recruit, retain and motivate key executives.

We also offer health and other insurance benefits to each of our employees, including our executive officers, and the benefits available to our executive officers are equal to the benefits available to all employees. No other perquisite benefits are available to our executive officers.

Process of setting 2019 executive officer compensation

In December 2017, our Compensation Committee engaged Radford (an Aon Hewitt Company), an independent compensation consultant, to provide advice and recommendations relating to our executive and non-executive compensation arrangements. Radford assisted the Compensation Committee in determining an appropriate peer group to evaluate the Company’s executive compensation group for alignment with governance and market best practices, and to provide recommendations as to an appropriate compensation philosophy to guide the Compensation Committee in determining executive officer base, bonus and equity compensation for 2018 and future years.

The peer group that was put in place and that was followed in setting 2019 compensation is below. The peer group was selected based on the following criteria: (i) publicly traded, pre-commercial therapeutics/biotechnology companies; (ii) companies in the late stage of development of a product (Phase 3) and companies that were currently in the regulatory approval process; (iii) companies with market capitalization of between $200 million and $1 billion; and (iv) companies with less than 100 employees. The Compensation Committee believed when it selected this peer group that this peer group was appropriate from a strategic/stage of development and market capitalization prospective based on the above-defined criteria.

Achaogen	Adamas Pharmaceuticals	Akebia Therapeutics
Alder BioPharmaceuticals	Ardelyx	AVEO Pharmaceuticals
Cara Therapeutics	ChemoCentryx	Dermira
Endocyte	Flexion Therapeutics	Geron
Idera Pharmaceuticals	Intra-Cellular Therapies	La Jolla Pharmaceutical
Omeros	SIGA Technologies	Tetraphase Pharmaceuticals

When the Compensation Committee met to consider these matters in December 2017, it determined to adopt a compensation philosophy, based on Radford’s advice, to move executive compensation (including equity compensation) from the less than 25th percentile to the 50th percentile over a three-year period. In December 2018, the Compensation Committee determined to follow these guidelines for setting fiscal 2019 executive officer compensation. Base salaries increases for 2019 compensation ranged from four percent to six percent and bonus targets were set at 55% for the CEO and 40% for other company executive officers.

The Compensation Committee also established corporate goals and objectives for the payment of 2019 cash bonuses, as follows:

Objective	Weight

Commercial launch of Firdapse® with a minimum of $50 million in 2019 revenue	60%
Completion of CMS study and submission	10%
Completion of the MuSK-MG study	10%
Cash management (operating to budget)	5%
Business development (Japan)	5%
Quality/Compliance/Legal, based on the following criteria:
• No official action indicated on FDA inspections
• Achieve average of 95% training compliance for quality/compliance training, each quarter
• No CRLs and no refuse to files on FDA submissions
• No warning letters from OPDP for marketing materials/activities	10%

100%

At a Compensation Committee meeting held in December 2019, the Committee, after considering our company’s 2019 performance, determined to award cash bonuses to our executive officers. At that same meeting, the Compensation Committee made grants of stock options and restricted stock units to each executive officer for 2019 services.

The base and bonus compensation for our Principal Executive Officer and our two most highly compensated officers for services during the fiscal years ended December 31, 2019 and 2018, as well as the value of the option grants made to each such executive officer for 2019 and 2018 services are described in the following summary compensation table:

				Awards ($)
Name and Principal Position	Year	Salary ($)	Cash Bonus ($)	Stock (1)	Option (2)	Non-Equity Incentive Compensation	All Other Compensation ($) (3)	Totals ($)

Patrick J. McEnany	2019	548,342	360,360	429,200	2,033,658	—	—	3,371,560
Chairman, President and CEO	2018	524,236	332,063	—	2,605,205	—	—	3,461,504

Steven R. Miller,	2019	427,441	204,672	278,400	494,674	—	11,200	1,416,387
COO and CSO	2018	409,325	188,600	—	1,046,270	—	11,000	1,655,195

Gary Ingenito,	2019	417,787	199,680	204,160	362,761	—	29,284	1,213,672
CMO and Head of Regulatory Affairs	2018	399,373	194,810	—	1,046,270	—	26,192	1,666,645

(1)

The amounts reported are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock unit grants to the executive officers in the listed fiscal year.

(2)

The amounts reported represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for the listed year. For additional information on the valuation assumptions used in the calculation of these amounts, see Note 12 to “Notes to Consolidated Financial Statements” contained in our 2019 Original Form 10-K.

(3)	Includes, for Dr. Ingenito, a housing allowance for 2019 and 2018. All other compensation consists of 401(k) employer match.

Employment Agreements and Potential Payments upon Termination or Change in Control

We have an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer, which provides for the payment of a base salary plus bonus compensation based on performance. Mr. McEnany’s employment agreement also contains a “change of control” severance arrangement if the employee is not retained in our employment after a change of control. The employment agreement for Mr. McEnany expires on November 8, 2020. After the expiration of his employment agreement, Mr. McEnany becomes an employee-at-will, and he will still be entitled to payments for termination without cause or in the event of a change in control, as set forth below.

Pursuant to the employment agreement that we have with Mr. McEnany, we may terminate his employment at any time for “cause”, in which he would have no right to receive compensation or other benefits for any period after termination. Termination for “cause” occurs when the executive performs dishonest acts intended to benefit the executive personally, the executive willfully neglects his duties, or the executive fails to perform his duties because of gross negligence on the part of the executive, violation of any obligation under the executive’s employment agreement not remedied by the executive after ten (10) days’ notice of such violation, or the executive’s arrest for, conviction of or plea of nolo contendre to a crime constituting a felony.

In certain circumstances, Mr. McEnany is entitled to severance pay. These circumstances include (i) his voluntary resignation after a change in control or a demotion, or our failure to perform our material obligations under his employment agreement and our failure to remedy such violation within ten (10) days’ notice of such violation, (ii) his termination without cause, (iii) his total and permanent disability, or (iv) his death.

A change in control under our employment agreement with Mr. McEnany includes:

•

the sale, transfer, assignment or other disposition (including by merger or consolidation, but excluding any sales by stockholders made as part of an underwritten public offering of the common stock of the company), in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the then-outstanding capital stock of the company to one or more persons (other than to the executive officer or a “group” (as defined under the Securities Exchange Act of 1934) in which the executive officer is a member);

•	the sale of substantially all of the assets of the company (other than a transfer of financial assets made in the ordinary course of business for the purpose of securitization); or

•	the liquidation or dissolution of the company.

Under any of those circumstances, the executive’s severance package includes: (i) the payment of any accrued but unpaid annual bonus at the time of termination; (ii) the payment of the executive’s base salary for a period of at least twelve (12) months; and (iii) continuation of the executive’s medical benefits (in case of disability), including to his family (in case of death or disability).

We also have a severance and change in control plan in place that provides for severance if those of our executive officers designated to participate in the benefits under the plan are terminated for other than “cause” or if they terminate their employment with us for “good reason”, and for severance compensation in the event of a “change in control” (as all of those terms are defined in the plan).

Under our severance and change in control plan,

•

on a termination without “cause” or a termination for “good reason” of a designated executive, the executive will receive one year’s base salary, any accrued bonus prior to termination, 12 month accelerated vesting of stock options, and benefits continuation for one year; provided that the terminated executive agrees to not compete with the company during the period in which severance is paid;

•	upon a “change in control,” all outstanding stock options and other equity awards held by each designated executive that have not yet vested shall automatically vest; and

•

upon termination of a designated executive within one year of a “change in control,” the terminated executive will receive one year’s base salary, payment in full of any target bonus previously granted for the severance period, and benefits continuation for the severance period, again subject to the terminated executive agreeing not to compete with the company during the period in which severance is paid.

To date, the Compensation Committee has designated that Ms. Grande, Mr. Brennan, Mr. Elsbernd, Dr. Ingenito and Dr. Miller, will receive benefits under the severance and change in control plan. Pursuant to the terms of the plan, once an executive has been designated to participate in the severance benefits afforded by the plan, the Compensation Committee cannot modify the plan as to that designated executive to eliminate any benefits or to modify the definitions used in the policy to the detriment of the designated executive, unless otherwise agreed to by the designated executive.

The following chart sets forth the amounts payable to our CEO and our two most highly compensated employees assuming the enumerated events had occurred on December 31, 2019:

Name	Payment Due Upon Termination either by company without Cause or Officer for Good Reason (1)	Payment Due Upon Death or Permanent Disability		Payment Due Upon a Termination by company with Cause or Resignation or Retirement	Payment Due upon a Change in Control (1)
Patrick J. McEnany	$546,000	$546,000		—	$1,092,000
Steven R. Miller	$426,000	—		—	$426,000
Gary Ingenito	$416,000	$416,000	(2)	—	$416,000

(1)	Excludes the value of any bonus due for services prior to termination, the value of health benefits for the term of the severance and the value of any accelerated vesting of stock options.
(2)	Payable under a letter agreement between us and Dr. Ingenito.

Grants of Plan-Based Awards for 2019

The following table provides information relating to options granted to our CEO and our two most highly compensated employees during the fiscal year ended December 31, 2019 for 2019 services:

Name	Grant Date	Number of Securities Underlying Options (#) (1)	Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards

Patrick J. McEnany	12/2/2019	740,000	$4.64	$2,033,658
Steven R. Miller	12/2/2019	180,000	$4.64	$494,674
Gary Ingenito	12/2/2019	132,000	$4.64	$362,761

(1)

All options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date, and expire on the seventh anniversary of the grant date.

In addition, on December 2, 2019, (i) Mr. McEnany was granted 92,500 restricted stock units, (ii) Dr. Miller was granted 60,000 restricted stock units, and (iii) Dr. Ingenito was granted 44,000 restricted stock units. Under the award agreement relating to the RSUs granted, none of such RSUs will grant their holder any voting or other rights as a stockholder until the shares underlying the RSUs become vested and such shares are issued. The RSU’s will vest on the same schedule as the 2019 stock option grants described above.

Outstanding Stock Options and Restricted Stock Units

We have two stock incentive plans; our 2018 Stock Incentive Plan and our 2014 Stock Incentive Plan. As of April 24, 2020, there were outstanding stock options to purchase 12,198,335 shares of our common stock, at exercise prices ranging from $0.79 to $6.63 per share, under the Plans, 6,687,980 shares of which were currently vested. On the same date, there were outstanding 352,500 restricted stock units for shares of our common stock, none of which were currently vested. Further, as of the same date, 861,271 shares of common stock remained eligible for grant under the 2018 Plan.

2018 Stock Incentive Plan

In February 2018, our Board adopted the 2018 Plan, which became effective in May 2018 when the 2018 Plan was approved by our stockholders at the 2018 annual meeting of stockholders.

Administration

The Compensation Committee of the Board administers the 2018 Plan and determines which persons will receive grants of awards and the type of award to be granted to such persons. The Compensation Committee will also interpret the provisions of the 2018 Plan and make all other determinations that it deems necessary or advisable for the administration of the 2018 Plan.

Eligibility to Participate in the 2018 Plan

All eligible individuals are able to participate in the 2018 Plan. Eligible individuals include our directors, officers, employees, independent contractors and consultants, as well as individuals who have accepted an offer of employment with us.

Form of Awards

Awards under the 2018 Plan may be granted in any one or all of the following forms: (i) Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), (ii) stock options that are not Incentive Stock Options (“Non-Qualified Stock Options”, unless otherwise noted herein, “Options” refers to both Incentive Stock Options and Non-Qualified Stock Options), (iii) the right to receive all or some portion of the increase in value of a fixed number of shares of the Company’s common stock (“Stock Appreciation Rights” or “SARs”), which may be awarded either in tandem with Options or on a stand-alone basis, (iv) shares of Common Stock that are restricted (“Restricted Shares”), (v) the right to receive shares of the Company’s common stock at the end of a specified period (“RSUs”), (vi) the right to receive a fixed number of shares of the Company’s common stock, or the cash equivalent, which is contingent on the achievement of certain performance goals (“Performance Shares”), and (vii) the right to receive a designated dollar value, or shares of the Company’s common stock of the equivalent value, which is contingent on the achievement of certain performance goals (“Performance Units”).

Stock Options

Options may be granted under the 2018 Plan for the purchase of shares of our common stock. The Compensation Committee may designate Options as either Incentive Stock Options or Non-Qualified Stock Options. The term of each Option granted will be determined by the Compensation Committee. However, no Incentive Stock Option will be exercisable more than ten years after the date it is granted, or in the case of an Incentive Stock Option granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company (a “10% Stockholder”), more than five years after the date it is granted.

The purchase price per share under each Incentive Stock Option will be specified by the Compensation Committee, but in no event may it be less than 100% of the market price per share of our common stock on the date the Incentive Stock Option is granted. In the case of an Incentive Stock Option granted to a 10% Stockholder, the purchase price per share must not be less than 110% of the market price of our common stock on the date of grant.

Options may be exercised in whole or in part. Payment for such exercise must be made in cash or through the delivery to the Company of shares of common stock previously owned by the Option holder. The Compensation Committee, in its sole and absolute discretion, may allow other forms of payment.

Stock Appreciation Rights

Stock Appreciation Rights may be awarded by the Compensation Committee in such amounts and on such terms and conditions as the Compensation Committee shall determine, in its sole and absolute discretion. The terms and conditions of any Stock Appreciation Right shall be substantially identical to the terms and conditions that would apply if the grant of such Stock Appreciation Right had been the grant of an Option.

Upon exercise of a Stock Appreciation Right, the owner of such Stock Appreciation Right shall be entitled to receive payment in cash, in shares of common stock, or a combination thereof, as determined by the Compensation Committee in its sole and absolute discretion. The amount of such payment shall be determined by multiplying the excess, if any, of the fair market value of a share of common stock on the date of exercise over the fair market value of the common stock on the grant date, by the number of shares of common stock with respect to which the Stock Appreciation Rights are being exercised.

Restricted Stock

Shares of Restricted Stock may be granted, in such amounts and on such terms and conditions as the Compensation Committee may determine, in its sole and absolute discretion. The Compensation Committee shall impose such restrictions on any Restricted Stock granted under the 2018 Plan as it may deem advisable.

Except as provided by the Compensation Committee in its sole and absolute discretion, Restricted Stock granted under the 2018 Plan will vest over a four year period after the grant date in equal annual increments of 25%. Shares of Restricted Stock may also be granted subject to performance goals, and such shares will be released from restrictions only after the attainment of such performance goals has been certified by the Compensation Committee.

Unless otherwise provided by the Compensation Committee, until the expiration of all applicable restrictions, and subject to the terms of the Plan, (i) the Restricted Stock is treated as outstanding common stock in the Company, (ii) the participant holding shares of Restricted Stock may exercise full voting rights with respect to such shares, and (iii) the participant holding shares of Restricted Stock is entitled to all dividends and other distributions paid with respect to such shares while they are so held.

RSUs

RSUs may be granted, in such amounts and on such terms and conditions as the Compensation Committee may determine, in its sole and absolute discretion. The Compensation Committee shall impose such restrictions on any RSUs granted under the 2018 Plan as it may deem advisable.

Unless otherwise provided by the Compensation Committee in an award agreement, upon the expiration of all applicable restrictions, shares of the Company’s common stock will be paid within 60 days following the date the restrictions lapse. Participant’s holding RSUs will not have any rights of a stockholder until the underlying shares of the Company’s common stock are delivered.

Performance Shares and Performance Units

Performance Shares and Performance Units may be granted, in such amounts and on such terms and conditions as the Compensation Committee may determine, in its sole and absolute discretion. Performance Shares and Performance Units will be subject to the attainment of one or more pre-established performance goals. Such performance goals shall be established by the Committee in writing (other than options and SARs) and shall be based on one or more of the following business criteria: (i) the attainment of certain target levels of, or a specified increase in, the Company’s enterprise value or value creation targets; (ii) the attainment of certain target levels of, or a percentage increase in, the Company’s after-tax or pre-tax profits including, without limitation, that attributable to the Company’s continuing and/or other operations; (iii) the attainment of certain target levels of, or a specified increase relating to, the Company’s operational cash flow or working capital, or a component thereof; (iv) the attainment of certain target levels of, or a specified decrease relating to, the Company’s operational costs, or a component thereof; (v) the attainment of a certain level of reduction of, or other specified objectives with regard to limiting the level of increase in all or a portion of bank debt or other of the Company’s long-term or short-term public or private debt or other similar financial obligations of the Company, which may be calculated net of cash balances and/or other offsets and adjustments as may be established by the Committee; (vi) the attainment of a specified percentage increase in earnings per share or earnings per share from the Company’s continuing operations; (vii) the attainment of certain target levels of, or a specified percentage increase in, the Company’s net sales, revenues, net income or earnings before income tax or other exclusions; (viii) the attainment of certain target levels of, or a specified increase in, the Company’s return on capital employed or return on invested capital; (ix) the attainment of certain target levels of, or a percentage increase in, the Company’s after-tax or pre-tax return on stockholder equity; (x) the attainment of certain target levels in the fair market value of the Company’s common stock; (xi) the growth in the value of an investment in the common stock assuming the reinvestment of dividends; (xii) the attainment of certain target levels of, or a specified increase in, EBITDA (earnings before income tax, depreciation and amortization); and/or attainment of synergies and cost reductions in connection with mergers, acquisitions and similar corporate transactions involving the Company.

As soon as practicable after the end of a performance period (as set forth by the Compensation Committee), the Compensation Committee shall determine to what extent the Performance Shares or Performance Units have been earned on the basis of the Company’s performance.

Transferability of Awards

Awards are non-transferable other than by will or by the laws of descent and distribution or as otherwise expressly allowed by the Compensation Committee pursuant to a gift to members of an eligible person’s immediate family. The gift may be directly or indirectly transferred, by means of a trust, partnership, or otherwise. Stock options and SARs may be exercised only by the optionee, any such permitted transferee or a guardian, legal representative or beneficiary.

Treatment of Awards upon a Change in Control

If there is a change in control of Catalyst Pharmaceuticals, Inc., any award that is not exercisable and vested may immediately become exercisable and vested in the sole and absolute discretion of the Compensation Committee. Vested awards will be deemed earned and payable in full. The Compensation Committee may also terminate the awards, entitling participants to a cash payment. If we are liquidated or dissolved, awards may also be converted into the right to receive liquidation proceeds. In the event that the Compensation Committee does not terminate or convert an award upon a change of control, then the award will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation.

Amendments, Modifications and Termination

Our Board may, at any time, amend, suspend or terminate the 2018 Plan, but the Board may not impair the rights of holders of outstanding awards without the holder’s consent. No amendment to the 2018 Plan may be made without consent of our stockholders. In the event that an award is granted to a person residing outside of the United States, the Board may, at its discretion, modify the terms of the agreement to comply with the laws of the country of which the eligible individual is a resident. The 2018 Plan will terminate 10 years after its effective date.

2014 Stock Incentive Plan

In February 2014, our Board adopted the 2014 Plan, which became effective in May 2014 when the 2014 Plan was approved by our stockholders at the 2014 annual meeting of stockholders. Amendments adding additional shares to the 2014 Plan were approved by our stockholders at the 2016 annual meeting of stockholders and the 2017 annual meeting of stockholders. Following adoption of the 2018 Plan, no additional shares will be issued under the 2014 Plan.

Administration. The Compensation Committee administers the 2014 Plan and makes all determinations that it deems necessary or advisable for the administration of the 2014 Plan.

Transferability of Awards. Awards are non-transferable other than by will or by the laws of descent and distribution or as otherwise expressly allowed by the Compensation Committee pursuant to a gift to members of an eligible person’s immediate family. The gift may be directly or indirectly transferred, by means of a trust, partnership, or otherwise. Stock options and SARs may be exercised only by the optionee, any such permitted transferee or a guardian, legal representative or beneficiary.

Change of control. If there is a change in control of our company, any award that is not exercisable and vested may immediately become exercisable and vested in the sole and absolute discretion of the Compensation Committee. Vested awards will be deemed earned and payable in full. The Compensation Committee may also terminate the awards, entitling participants to a cash payment. If our company is liquidated or dissolved, awards may also be converted into the right to receive liquidation proceeds. In the event that the Compensation Committee does not terminate or convert an award upon a change of control, then the award will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation.

Amendments, Modifications and Termination. Our Board may, at any time, amend, suspend or terminate the 2014 Plan, but the Board may not impair the rights of holders of outstanding awards without the holder’s consent. No amendment to the 2014 Plan may be made without consent of our stockholders. The 2014 Plan will terminate 10 years after its effective date.

Hedging and Pledging Policies

Our Insider Trading Policy prohibits our executive officers, other employees, non-employee directors and consultants from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our ordinary shares at any time. In addition, no officer, director, other employee or consultant of Catalyst may margin or pledge, or make any offer to margin or pledge, any of our ordinary shares, including without limitation, borrowing against the value of such ordinary shares, at any time.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity-based awards held by our CEO and our two other most highly compensated employees as of December 31, 2019.

	OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested

Patrick J. McEnany	300,000	—	—	3.12	08/28/21	—	—	—	—
	300,000	—	—	2.53	12/30/22	—	—	—	—
	200,000	—	—	0.79	06/15/23	—	—	—	—
	166,666	83,334	—	1.13	01/03/24	—	—	—	—
	100,000	200,000	—	4.01	01/02/25	—	—	—	—
	166,666	333,334	—	3.54	05/29/25	—	—	—	—
	166,666	333,334	—	2.24	12/19/25	—	—	—	—
	—	740,000	—	4.64	12/02/26	—	—	—	—
						—	—	92,500	—

Steven R. Miller	185,000	—	—	3.12	08/28/21	—	—	—	—
	150,000	—	—	2.53	12/30/22	—	—	—	—
	100,000	—	—	0.79	06/15/23	—	—	—	—
	100,000	50,000	—	1.13	01/03/24	—	—	—	—
	95,000	190,000	—	4.01	01/02/25	—	—	—	—
	75,000	150,000	—	2.24	12/19/25	—	—	—	—
	—	180,000	—	4.64	12/02/26	—	—	—	—
						—	—	60,000	—

Gary Ingenito	150,000	—	—	4.13	06/30/22	—	—	—	—
	—	50,000	—	1.13	01/03/24	—	—	—	—
	95,000	190,000	—	4.01	01/02/25	—	—	—	—
	75,000	150,000	—	2.24	12/19/25	—	—	—	—
	—	132,000	—	4.64	12/02/26	—	—	—	—
						—	—	44,000	—

Option Exercises

The following table provides information regarding the exercise of stock options by our executive officers during the year ended December 31, 2019:

Name	Grant Date (1)	Exercise Date	Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/share)

Gary Ingenito	6/15/2016	11/20/2019	100,000	$0.79
Gary Ingenito	1/3/2017	11/27/2019	100,000	$1.13
Gary Ingenito	12/30/2015	12/04/2019	150,000	$2.53

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation – Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and based on such review and discussions the Compensation Committee recommended to the Board of Directors that the Compensation – Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

David S. Tierney, Chair

Richard J. Daly

Charles B. O’Keeffe

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K/A, in whole or in part, the Compensation Committee Report above shall not be incorporated by reference into any such filings.

Compensation of Directors

The following table provides information regarding compensation earned by our non-employee directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2) ($)	Total ($)

Philip H. Coelho	55,500	92,064	147,564
Charles B. O’Keeffe	77,500	92,064	169,564
David S. Tierney	56,000	92,064	148,064
Donald A. Denkhaus	59,000	92,064	151,064
Richard Daly	50,000	92,064	142,064

(1)	The amounts reported in this column represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for 2019.
(2)	The aggregate number of stock options held by each non-employee director as of December 31, 2019 is indicated in the table below:

Name	Number of Options
Philip H. Coelho	323,500
Charles B. O’Keeffe	323,500
David S. Tierney	323,500
Donald A. Denkhaus	323,500
Richard Daly	323,500

In addition, on December 2, 2019, each non-employee director was granted 4,000 restricted stock units. Under the award agreement relating to the RSUs granted, none of such RSUs will grant their holder any voting or other rights as a stockholder until the shares underlying the RSUs become vested and such shares are issued.

Compensation of Directors Generally

For 2019, non-employee directors received an annual retainer of $40,000, the chairs of the Audit, Compensation and Nominating & Corporate Governance Committees received an additional retainer of $15,000, $12,000 and $8,000, respectively, and members of the Audit, Compensation and N&CG Committees received an additional retainer of $7,500, $6,000 and $4,000, respectively. Additionally, the Lead Director receives an additional fee of $20,000 for his services as lead director. No meeting fees are paid. Further, directors receive annual grants of stock-based compensation (including stock option grants and/or RSUs).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

As of the April 24, 2020, we had 103,412,032 shares of our common stock outstanding. The following table sets forth, as of such date, certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors and executive officers; and (iii) all directors and officers as a group.

	Shares Beneficially Owned (1)
Name	Number	Percentage
BlackRock, Inc. (2)	8,444,965	8.2
State Street Corp. (3)	7,418,295	7.2
Armistice Capital, LLC (4)	5,378,000	5.2
Patrick J. McEnany (5)	6,356,025	6.1
Charles B. O’Keeffe (6)	843,376		*
David S. Tierney (6)	595,541		*
Philip H. Coelho (6)	505,427		*
Richard Daly (7)	290,000		*
Donald A. Denkhaus (7)	515,000		*
Steven R. Miller (8)	1,507,687	1.4
Alicia Grande (9)	1,231,346	1.2
Gary Ingenito (10)	465,000		*
Brian Elsbernd (11)	270,000		*
Daniel Brennan (12)	174,760		*
All officers and directors as a group (13 persons) (13)	12,819,161	11.8

*	Less than one percent
(1)

Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise indicated, the address for each person named in this table is c/o Catalyst Pharmaceuticals, Inc.

(2)	Reported in a Schedule 13G filed by BlackRock on February 5, 2020. According to the Schedule 13G, BlackRock’s address is 55 East 52nd Street, New York, New York 10055.
(3)

Reported in a Schedule 13G filed by State Street on February 14, 2020. According to the Schedule 13G, State Street’s address is State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

(4)	Reported in a Schedule 13G filed by Armistice Capital on March 16, 2020. According to the Schedule 13G, Armistice Capital’s address is 510 Madison Avenue, 7th Floor, New York, New York 10022.
(5)

Includes options to purchase 1,583,332 shares of our common stock, of which (i) 300,000 shares are exercisable at a price of $3.12 per share, (ii) 300,000 shares are exercisable at a price of $2.53 per share, (iii) 200,000 shares are exercisable at an exercise price of $0.79 per share, (iv) 250,000 shares that are exercisable at an exercise price of $1.13 per share, (v) 200,000 shares are exercisable at a price of $4.01 per share, (vi) 166,666 shares that are exercisable at a price of $3.54 per share, and (vii) 166,666 shares that are exercisable at a price of $2.24 per share. Excludes: (i) unvested stock options to purchase 100,000 shares at a price of $4.01 per share that will vest in on January 2, 2021, (ii) 333,334 shares at a price of $3.54 per share that will vest in two annual tranches beginning on May 29, 2020, (iii) 333,334 shares at a price of $2.24 per share that will vest in two annual tranches beginning on December 19, 2020, (iv) 740,000 shares at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020, (v) 92,500 restricted stock units that will vest in three annual tranches beginning on December 2, 2020, and (vi) 145,921 shares of common stock owned by Mr. McEnany’s spouse.

(6)

Includes options to purchase 290,000 shares of our common stock, of which (i) 50,000 shares are exercisable at a price of $3.12 per share, (ii) 40,000 shares are exercisable at a price of $2.53 per share, (iii) 60,000 shares are exercisable at a price of $1.13 per share, (iv) 50,000 shares are exercisable at a price of $0.79 per share, (v) 40,000 shares are exercisable at a price of $4.01 per share, and (vi) 50,000 shares are exercisable at a price of $2.24 per share. Excludes (i) unvested stock options to purchase 33,500 shares of our common stock at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020 and (ii) 4,000 restricted stock units that will vest in three annual tranches beginning on December 2, 2020.

(7)

Includes options to purchase 290,000 shares of our common stock, of which (i) 50,000 shares are exercisable at a price of $3.35 per share, (ii) 40,000 shares are exercisable at a price of $2.53 per share, (iii) 60,000 shares are exercisable at a price of $1.13 per share, (iv) 50,000 shares are exercisable at a price of $0.79 per share, (v) 40,000 shares are exercisable at a price of $4.01 per share, and (vi) 50,000 shares are exercisable at a price of $2.24 per share. Excludes (i) unvested stock options to purchase 33,500 shares of our common stock at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020 and (ii) 4,000 restricted stock units that will vest in three annual tranches beginning on December 2, 2020.

(8)

Includes options to purchase 850,000 shares of our common stock, of which (i) 185,000 shares are exercisable at a price of $3.12 per share, (ii) 150,000 shares are exercisable at a price of $2.53 per share, (iii) 100,000 shares are exercisable at a price of $0.79 per share, (iv) 150,000 shares are exercisable at a price of $1.13 per share, (v) 190,000 shares are exercisable at a price of $4.01 per share, and (vi) 75,000 shares are exercisable at a price of $2.24 per share. Excludes (i) unvested stock options to purchase 95,000 shares at a price of $4.01 per share that will vest on January 2, 2021, (ii) unvested stock options to purchase 150,000 shares at a price of $2.24 per share that will vest in two annual tranches beginning on December 19, 2020, (iii) unvested stock options to purchase 180,000 shares at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020, and (iv) 60,000 restricted stock units that will vest in three annual tranches beginning on December 2, 2020.

(9)

Includes options to purchase 835,000 shares of our common stock, of which (i) 170,000 shares are exercisable at a price of $3.12 per share, (ii) 150,000 shares are exercisable at a price of $2.53 per share, (iii) 100,000 shares are exercisable at a price of $0.79 per share, (iv) 150,000 shares are exercisable at a price of $1.13 per share, (v) 190,000 shares are exercisable at a price of $4.01 per share and (vi) 75,000 shares are exercisable at a price of $2.24 per share. Excludes (i) unvested stock options to purchase 95,000 shares at a price of $4.01 per share that will vest on January 2, 2021, (ii) unvested stock options to purchase 150,000 shares at a price of $2.24 per share that will vest in two annual tranches beginning on December 19, 2020, (iii) unvested stock options to purchase 132,000 shares at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020, and (iv) 44,000 restricted stock units that will vest in three annual tranches beginning on December 2, 2020.

(10)

Includes options to purchase 465,000 shares of our common stock, of which (i) 150,000 shares are exercisable at a price of $4.13 per share, (iv) 50,000 shares are exercisable at a price of $1.13 per share, and (iii) 190,000 shares are exercisable at a price of $4.01 per share, and (iv) 75,000 shares are exercisable at a price of $2.24 per share. Excludes (i) unvested stock options to purchase 95,000 shares at a price of $4.01 per share that will vest on January 2, 2021, and (iii) unvested stock options to purchase 150,000 shares at a price of $2.24 per share that will vest in two annual tranches beginning on December 19, 2020, unvested stock options to purchase 132,000 shares at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020, and (iv) 44,000 restricted stock units that will vest in three annual tranches beginning on December 2, 2020.

(11)

Includes options to purchase 270,000 shares of our common stock, of which (i) 65,000 shares are exercisable at a price of $1.85 per share, (ii) 40,000 shares are exercisable at a price of $0.79 per share, (iii) 50,000 shares are exercisable at a price of $1.13 per share, (iv) 40,000 shares are exercisable at a price of $4.01 per share and (v) 75,000 shares are exercisable at a price of $2.24 per share. Excludes (i) unvested stock options to purchase 20,000 shares at a price of $4.01 per share that will on January 2, 2021, (ii) unvested stock options to purchase 150,000 shares at a price of $2.24 per share that will vest in two equal tranches beginning on December 19, 2020, (iii) unvested stock options to purchase 132,000 shares at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020, and (iv) 44,000 restricted stock units that will vest in three annual tranches beginning on December 2, 2020.

(12)

Includes options to purchase 171,666 shares of our common stock, of which (i) 133,333 shares are exercisable at a price of $3.41 per share and (ii) 38,333 shares are exercisable at a price of $2.24 per share. Excludes (i) unvested stock options to purchase 266,667 shares at a price of $3.41 per share that will vest in two equal tranches beginning on June 13, 2020, (ii) unvested stock options to purchase 76,667 shares at a price of $2.24 per share that will vest in three equal tranches beginning on December 19, 2019, (iii) unvested stock options to purchase 132,000 shares at a price of $4.64 per share that will vest in three annual tranches beginning on December 2, 2020, and (iv) 44,000 restricted stock units that will vest in three annual tranches beginning on December 2, 2020.

(13)

Includes options to purchase 5,689,997 shares of our common stock at prices ranging from $0.79 per share to $4.13 per share. Excludes unvested stock options to purchase 4,234,003 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options as of December 31, 2019:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans

Securities issued under the 2014 and 2018 Plans	11,478,334	2.95	1,596,271

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Parties and Procedures

In November 2017, we adopted our Code of Business Conduct and Ethics, including a conflict of interest transaction policy that identifies our procedures for the identification, review, consideration and approval or ratification of conflict of interest transactions. The policy applies where one’s private life or interest interferes, or even appears to interfere, with the interests of our company. Under the policy, a conflict can arise when any of our personnel (or a member of their family) acts or has interests that make it difficult, or makes it appear difficult, to perform their duties for us objectively and effectively. Conflicts can also arise under the policy when our personnel (or a member of their family) receives significant personal benefits as a result of their position in the Company. Any such determination regarding the approval of such a transaction will be made by the Audit Committee or the Board of Directors, with any interested directors abstaining.

Certain Related Party Transactions

Since 2018, we have had no transactions or proposed transactions in which we were or are to be participants and in which any related person had or will have a direct or indirect material interest.

Director Independence

The information included under Item 10 above in this Part III is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees

The following table represents fees for professional audit and other services rendered by Grant Thornton LLP for the fiscal years ended December 31, 2019 and 2018.

	2019	2018

Audit fees (1)	$423,170	$227,370
Audit-related fees	—	—

Total audit fees	423,170	227,370
Tax fees	—	—
All other fees	—	—

Total fees	$423,170	$227,370

(1)

Represents aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our financial statements included in our 2019 Original Form 10-K, for their reviews of our quarterly reports during 2019 and 2018, and for their report on the effectiveness of our internal control over financial reporting as of December 31, 2019 and December 31, 2018. Includes for 2019, $30,210 in fees in connection with an offering that we did not conclude which was being made pursuant to our shelf registration statement (No. 333-219259). Includes, for 2018, $7,950 in fees in connection with our registration statement on Form S-8 (Registration No. 333-226008).

Pre-Approval of Audit Functions

Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm. 100% of the services provided to us by Grant Thornton in 2019 and 2018 were pre-approved by the Audit Committee.

AUDIT COMMITTEE REPORT

Management has the primary responsibility for our internal control over financial reporting, the financial reporting process and preparation of our financial statements. Grant Thornton LLP, our independent registered public accounting firm, is responsible for performing an independent audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and to issue a report thereon. Grant Thornton LLP is also responsible for auditing our internal control over financial reporting in accordance with the standards of the PCAOB. The Audit Committee’s responsibility is to select the independent auditors and to monitor and oversee these processes.

The Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee reviewed and discussed the audited financial statements with management and the independent auditors. In fulfilling its responsibilities, the Audit Committee discussed with the independent auditors the matters that are required to be discussed by Auditing Standard No. 1301 (Communication with Audit Committees). In addition, the Audit Committee received from the independent auditors the written disclosures and letter required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence, and the Audit Committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the Audit Committee also considered whether the provision of services by the independent auditors not related to the audit of our financial statements is compatible with maintaining the independent auditors’ independence. During such discussions, the independent auditors confirmed that, as of December 31, 2019, they were independent accountants with respect to our company within the meaning of applicable federal securities laws and the requirements of the PCAOB.

Based upon the Audit Committee’s discussions with management and the independent auditors and the Audit Committee’s review of the representations of management and the reports and letter of the independent auditors provided to the Audit Committee, the Audit Committee recommended to the Board that our audited financial statements for fiscal 2019 be included in our 2019 Original Form 10-K.

The Audit Committee has also reviewed all non-audit services being provided by the independent auditors and has concluded that the provision of such services has been compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee has discussed these matters with representatives of the independent auditors and our management and will monitor our compliance with any new restrictions as they are put in place to continue to ensure that the services provided by our independent accountants are compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee

Donald A. Denkhaus (Chair)

Philip H. Coelho

Charles B. O’Keeffe

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K/A, in whole or in part, the Audit Committee Report above shall not be incorporated by reference into any such filings.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits.

Exhibit No.	Description of Exhibit

31.3	Section 302 CEO Certification*

31.4	Section 302 CFO Certification*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-K/A to be signed by the undersigned, thereunto duly authorized, this 29th day of April, 2020.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2020

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2020

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	April 29, 2020

/s/ Philip H. Coelho Philip H. Coelho	Director	April 29, 2020

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	April 29, 2020

/s/ Donald A. Denkhaus Donald A. Denkhaus	Director	April 29, 2020

/s/ Richard J. Daly Richard J. Daly	Director	April 29, 2020