Form 10-Q
period 2020-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2020-05-11
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 103,415,365 shares of common stock, $0.001 par value per share, were outstanding as of May 7, 2020.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,750,937	$89,511,710
Short-term investments	—	5,007,050
Accounts receivable, net	6,918,563	10,536,997
Inventory	2,211,338	1,956,792
Prepaid expenses and other current assets	6,062,715	4,351,074

Total current assets	116,943,553	111,363,623
Operating lease right-of-use asset	730,284	793,252
Property and equipment, net	196,926	210,467
Deposits	8,888	8,888

Total assets	$117,879,651	$112,376,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,347,577	$4,117,447
Accrued expenses and other liabilities	16,287,936	19,981,295

Total current liabilities	17,635,513	24,098,742
Operating lease liability, net of current portion	568,421	647,532

Total liabilities	18,203,934	24,746,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 103,408,699 shares and 103,397,033 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	103,409	103,397
Additional paid-in capital	217,751,166	216,205,678
Accumulated deficit	(118,262,609)	(128,688,624)
Accumulated other comprehensive income (loss)	83,751	9,505

Total stockholders’ equity	99,675,717	87,629,956

Total liabilities and stockholders’ equity	$117,879,651	$112,376,230

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Product revenue, net	$29,136,472	$12,448,438

Operating costs and expenses:
Cost of sales	4,150,866	1,711,788
Research and development	4,222,811	3,307,959
Selling, general and administrative	10,063,048	8,416,460

Total operating costs and expenses	18,436,725	13,436,207

Operating income (loss)	10,699,747	(987,769)
Other income, net	336,233	343,266

Net income (loss) before income taxes	11,035,980	(644,503)
Provision for income taxes	609,965	—

Net income (loss)	$10,426,015	$(644,503)
Net income (loss) per share:
Basic	$0.10	$(0.01)

Diluted	$0.10	$(0.01)

Weighted average shares outstanding:
Basic	103,407,347	102,747,923

Diluted	106,534,600	102,747,923

Net income (loss)	$10,426,015	$(644,503)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	74,246	13,560

Comprehensive income (loss)	$10,500,261	$(630,943)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2020 and 2019

		Common Stock		Additional		Accumulated Other
	Preferred Stock	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Total
Balance at December 31, 2019	$—	103,397,033	$103,397	$216,205,678	$(128,688,624)	$9,505	$87,629,956
Issuance of stock options for services	—	—	—	1,383,672	—	—	1,383,672
Exercise of stock options for common stock	—	11,666	12	26,137	—	—	26,149
Amortization of restricted stock for services	—	—	—	135,679	—	—	135,679
Other comprehensive gain (loss)	—	—	—	—	—	74,246	74,246
Net income (loss)	—	—	—	—	10,426,015	—	10,426,015

Balance at March 31, 2020	$—	103,408,699	$103,409	$217,751,166	$(118,262,609)	$83,751	$99,675,717

		Common Stock		Additional		Accumulated Other
	Preferred Stock	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Total
Balance at December 31, 2018	$—	102,739,257	$102,739	$211,265,279	$(160,563,961)	$(20,248)	$50,783,809
Issuance of stock options for services	—	—	—	933,411	—	—	933,411
Exercise of stock options for common stock	—	65,000	65	89,285	—	—	89,350
Other comprehensive gain (loss)	—	—	—	—	—	13,560	13,560
Net income (loss)	—	—	—	—	(644,503)	—	(644,503)

Balance at March 31, 2019	$—	102,804,257	$102,804	$$212,287,975	$(161,208,464)	$(6,688)	$51,175,627

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income (loss)	$10,426,015	$(644,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,541	13,748
Amortization of right-of-use asset	62,968	59,621
Stock-based compensation	1,519,351	933,411
Change in accrued interest and accretion of discount on investments	81,296	(53,674)
(Increase) decrease in:
Accounts receivable, net	3,618,434	(7,251,381)
Inventory	(254,546)	(40,575)
Prepaid expenses and other current assets and deposits	(1,711,641)	(231,485)
Increase (decrease) in:
Accounts payable	(2,769,870)	602,719
Accrued expenses and other liabilities	(3,699,518)	(1,337,155)
Operating lease liability	(72,952)	(67,155)

Net cash provided by (used in) operating activities	7,213,078	(8,016,429)
Investing Activities:
Purchases of property and equipment	—	(5,633)
Purchases of investments	—	(9,944,974)
Proceeds from maturities and sales of investments	5,000,000	20,400,000

Net cash provided by (used in) investing activities	5,000,000	10,449,393
Financing Activities:
Proceeds from exercise of stock options	26,149	89,350

Net cash provided by (used in) financing activities	26,149	89,350

Net increase (decrease) in cash and cash equivalents	12,239,227	2,522,314
Cash and cash equivalents—beginning of period	89,511,710	16,559,400

Cash and cash equivalents—end of period	$101,750,937	$19,081,714

Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$74,246	$13,560

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.

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

Risks and Uncertainties

There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic is impacting its patients, employees, suppliers, vendors, business partners, clinical trials and distribution channels. The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and make adjustments to its operations as necessary.

2.	Basis of Presentation and Significant Accounting Policies.

a.

INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2019 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

2.	Basis of Presentation and Significant Accounting Policies (continued).

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 included in the 2019 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period or for the full 2020 fiscal year.

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

d.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist mainly of money market funds and U.S Treasuries. The Company has substantially all of its cash and cash equivalents deposited with one financial institution. These amounts at times may exceed federally insured limits.

e.

INVESTMENTS. The Company invests in high credit-quality funds in order to obtain higher yields on its cash available for investments. At March 31, 2020 and December 31, 2019, investments consisted of U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

Short-Term Bond Fund

The Company previously owned a short-term bond fund that was classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. At March 31, 2020 and December 31, 2019, there were no investments classified as trading securities, as the Company sold its interest in the short-term bond fund in 2019. There were no sales of trading securities for the three months ended March 31, 2020. Realized losses on trading securities during the three months ended March 31, 2019 were $4,980. Unrealized gain on trading securities was $0 and $52,741, respectively, for the three months ended March 31, 2020 and March 31, 2019, and is included in other income, net in the accompanying consolidated statements of operations.

2.	Basis of Presentation and Significant Accounting Policies (continued).

U.S. Treasuries

U.S. Treasuries are classified as available-for-sale securities. The Company classifies available-for-sale securities with stated maturities of greater than three months and less than one year as short-term investments. Available-for-sale securities with stated maturities greater than one year are classified as non-current investments in its consolidated balance sheets. The Company records available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in other income, net and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations and comprehensive income (loss). The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale securities are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an other-than-temporary charge, including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. The Company has not recorded any other-than-temporary impairment charges on its available-for-sale securities. See Note 3 (Investments).

f.

ACCOUNTS RECEIVABLE, NET. Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and doubtful accounts. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit loss based on existing contractual payment terms, actual payment patterns of its Customer and individual Customer circumstances. At March 31, 2020 and December 31, 2019, the Company determined that an allowance for expected credit loss was not required. No accounts were written off during the periods presented.

g.

INVENTORY. Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (FIFO) cost method. Inventories consist of raw materials and supplies, work in process and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs. The Company began capitalizing inventories post FDA approval of Firdapse® on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse® were recorded as research and development expenses in prior years’ consolidated statements of operations and comprehensive income (loss). If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of March 31, 2020 and December 31, 2019, inventory consisted mainly of work-in-process and finished goods.

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

i.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payables and accrued expenses and other liabilities. At March 31, 2020 and December 31, 2019, the fair value of these instruments approximated their carrying value.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using
	Balances as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$23,610,888	$23,610,888	$—	$—

U.S. Treasuries	$69,997,200	$—	$69,997,200	$—

	Balances as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$23,963,617	$23,963,617	$—	$—

U.S. Treasuries	$59,932,200	$—	$59,932,200	$—

Short-term investments:
U.S. Treasuries	$5,007,050	$—	$5,007,050	$—

k.

OPERATING LEASES. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms do not include options to extend or terminate the lease as it is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

l.

REVENUE RECOGNITION. The Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company had no contracts with customers until the FDA approved Firdapse® in November 2018. Subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the “Customer”), who is the exclusive distributor of Firdapse® in the United States. The Customer subsequently resells Firdapse® to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of Firdapse®.

2.	Basis of Presentation and Significant Accounting Policies (continued).

To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net below.

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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, all of the Company’s sales were to its Customer.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2020 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse® to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income (loss) through March 31, 2020, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

Bridge and Patient Assistance Programs: The Company provides free Firdapse® to uninsured patients who satisfy pre-established criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free Firdapse® while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Firdapse®. The Patient Assistance Program provides free Firdapse® for longer periods of time for those who are uninsured or functionally uninsured with respect to Firdapse® because they are unable to obtain coverage from their payer despite having health insurance, to the extent allowed by applicable law. The Company does not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss).

Revenues from Collaborative Arrangement: The Company has entered into a collaboration agreement for the further development and commercialization of generic Sabril® (vigabatrin) tablets. Pursuant to the terms of this agreement, collaborator could be required to make various payments to the Company, including upfront license fees, milestone payments based on achievement of regulatory approvals, and royalties on sales of products resulting from the collaborative agreement.

Nonrefundable upfront license fees are recognized upon receipt as persuasive evidence of an arrangement exists, the price to the collaborator is fixed or determinable and collectability is reasonably assured.

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

Since the Company will receive royalty reports 60 days after quarter end, royalty revenue from sales of collaboration products by our collaborator will be recognized in the quarter following the quarter in which the corresponding sales occurred. As of March 31, 2020 and 2019, there was no royalty revenue from sales of the collaborative product.

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

The Company sells its product in the United States through an exclusive distributor (its Customer) to specialty pharmacies. Therefore, its distributor and specialty pharmacies account for all of its trade receivables and net product revenues. The creditworthiness of its Customer is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for expected credit loss primarily based on the credit worthiness of its Customer, historical payment patterns, aging of receivable balances and general economic conditions.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income.

The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

r.

COMPREHENSIVE INCOME (LOSS). U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020 and 2019, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.

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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	103,407,347	102,747,923
Effect of dilutive securities:
Unvested restricted stock units subject to vesting requirements issued to employees and non-employees	352,500	—
Common stock issuable upon the exercise of stock options	2,774,753	—

Diluted weighted average common shares outstanding	106,534,600	102,747,923

Outstanding common stock equivalents totaling approximately 5.4 million, were excluded from the calculation of diluted net income (loss) per common share for the three months ended March 31, 2020 as their effect would be anti-dilutive. For the three months ended March 31, 2019, approximately 10.6 million shares of outstanding stock options were excluded from the calculation of diluted net loss per common share because a net loss was reported in this period and therefore their effect was anti-dilutive.

t.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.	Basis of Presentation and Significant Accounting Policies (continued).

u.

RECENTLY ISSUED ACCOUNTING STANDARDS. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The Company adopted the new standard on January 1, 2020. The Company has a collaboration agreement with Endo Ventures Limited (Endo). See Note 7 (Collaborative Arrangement). However, these amendments did not have an impact on the Company’s consolidated financial statements, as Endo does not meet the definition of a customer.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a services contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The Company adopted the new standard on January 1, 2020 and applied prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	Investments.

Available-for-sale investments by security type were as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At March 31, 2020:
U.S. Treasuries – Cash equivalents	$69,997,200	$83,751	$—	$69,913,449

At December 31, 2019:
U.S. Treasuries – Cash equivalents	$59,932,200	$2,042	$—	$59,930,158
U.S. Treasuries – ST	5,007,050	7,463	—	4,999,587

Total	$64,939,250	$9,505	$—	$64,929,745

3.	Investments (continued).

There were no realized gains or losses from available-for-sale securities for the three months ended March 31, 2020 or March 31, 2019.

The Company did not hold any securities in an unrealized position for more than 12 months as of March 31, 2020.

The estimated fair values of available-for-sale securities at March 31, 2020, by contractual maturity, are summarized as follows:

March 31, 2020
Due in one year or less	$69,997,200

4.	Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019
Prepaid manufacturing costs	$3,471,078	$1,526,013
Prepaid insurance	995,146	1,263,129
Prepaid subscription fees	492,716	501,251
Prepaid research fees	490,102	481,057
Prepaid commercialization expenses	287,083	62,959
Other	326,590	516,665

Total prepaid expenses and other current assets	$6,062,715	$4,351,074

5.	Operating Leases.

The Company has operating lease agreements for its corporate office. The leases include options to extend the leases for up to 1 year and options to terminate the lease within 1 year. There are no obligations under finance leases.

The components of lease expense were as follows:

March 31, 2020
Operating lease cost	$74,079

Supplemental cash flow information related to leases was as follows:

March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$84,061
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,305

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
Operating lease right-of-use assets	$730,284

Other current liabilities	$306,677
Operating lease liabilities, net of current portion	568,421

Total operating lease liabilities	$875,098

5.	Operating Leases (continued).

Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.81%

Remaining payments of lease liabilities as of March 31, 2020 were as follows:

2020 (remaining nine months)	$255,544
2021	349,788
2022	329,662

Total lease payments	934,994
Less imputed interest	(59,896)

Total	$875,098

6.	Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued preclinical and clinical trial expenses	$940,963	$1,183,513
Accrued professional fees	3,309,351	1,241,526
Accrued compensation and benefits	1,814,396	3,064,645
Accrued license fees	3,945,991	8,751,991
Accrued purchases	1,243,991	1,313,310
Accrued contributions	1,135,000	1,535,000
Operating lease liability	306,677	300,518
Accrued variable consideration	1,308,344	884,764
Income tax payable	2,143,490	1,533,696
Other	139,733	172,332

Current accrued expenses and other liabilities	16,287,936	19,981,295

Lease liability—non-current	568,421	647,532

Non-current accrued expenses and other liabilities	568,421	647,532

Total accrued expenses and other liabilities	$16,856,357	$20,628,827

7.	Collaborative Arrangement.

In December 2018, the Company entered into a collaboration and license agreement (Collaboration) with Endo, for the further development and commercialization of generic Sabril® (vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical.

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

7.	Collaborative Arrangement (continued).

The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of March 31, 2020 and 2019, no milestone payments have been earned.

There were no revenues from collaborative arrangement for the three months ended March 31, 2020 and 2019. Total expenses incurred, net, in connection with the collaborative agreement for three months ended March 31, 2020 and March 31, 2019 were approximately $5,700 and $11,952, and have been included in research and development expenses in the accompanying consolidated statements of operations.

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of March 31, 2020 and December 31, 2019, based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets including NOL and tax credit carryovers as of March 31, 2020 and December 31, 2019.

11.	Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at March 31, 2020 and December 31, 2019. No shares of preferred stock were outstanding at March 31, 2020 and December 31, 2019.

11.	Stockholders’ Equity (continued).

Common Stock

The Company has 150,000,000 shares of authorized common stock, par value $0.001 per share. At March 31, 2020 and December 31, 2019, 103,408,699 and 103,397,033 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

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

At March 31, 2020, there is approximately $92.5 million available for future sale under the 2017 Shelf Registration Statement.

12.	Stock Compensation.

For the three-month periods ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense as follows:

	Three months ended March 31,
	2020	2019
Research and development	$418,053	$287,721
Selling, general and administrative	1,101,298	645,690

Total stock-based compensation	$1,519,351	$933,411

Stock Options

As of March 31, 2020, there were outstanding stock options to purchase 12,201,668 shares of common stock, of which stock options to purchase 6,687,980 shares of common stock were exercisable as of March 31, 2020.

During the three-month periods ended March 31, 2020 and 2019, the Company granted seven-year term options to purchase an aggregate of 735,000 and 207,000 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $1,383,672 and $933,411, respectively, during the three-month periods ended March 31, 2020 and 2019. During the three-month periods ended March 31, 2020 and 2019, respectively, 854,831 and 984,164 options vested.

During the three-month periods ended March 31, 2020 and 2019, options to purchase 11,666 shares and 65,000 shares, respectively, of the Company’s common stock were exercised, with proceeds of $26,149 and $89,350 respectively, to the Company.

As of March 31, 2020, there was approximately $10.4 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.23 years.

12.	Stock Compensation (continued).

Restricted Stock Units

There were no grants of restricted stock units to employees or directors during the three-month periods ended March 31, 2020 and March 31, 2019. During the three-month period ended March 31, 2020, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $135,679. No stock-based compensation related to restricted stocks was recorded during the three-month period ended March 31, 2019.

As of March 31, 2020, there was approximately $1.5 million of unrecognized compensation expense related to non-vested restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.67 years.

13.	Subsequent Events.

On May 7, 2020, the Company amended the lease for its office facilities. Under the amended lease, the Company’s leased space will increase from approximately 7,800 square feet of space to approximately 10,700 square feet of space.

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for first quarter of fiscal 2020.

•

Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in the notes to our interim consolidated financial statements that are included in this report.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2020 as compared to the same period ended March 31, 2019.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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

Impact of the COVID-19 pandemic on our business

The recent outbreak of a novel strain of coronavirus (COVID-19) has resulted in extended shutdowns of many businesses, the curtailment of travel and large gatherings, and economic and labor instability in the United States and around the world. COVID-19 was declared a pandemic by the World Health Organization in March 2020, and on March 16, 2020, in light of worsening conditions as a result of the pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who are working remotely and utilizing telephone and web-based technologies to provide support to patients and their healthcare providers. Since many healthcare providers are delaying seeing patients other than those affected by COVID-19, this has, starting recently, delayed the diagnosis of LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy.

Our Firdapse® supply chain remains robust and thus far we have observed no disruptions in the production of Firdapse®. We reiterate that we are committed to providing patients with the ability to obtain an uninterrupted supply of Firdapse®, and we believe that we have an adequate supply of Firdapse® to address patients’ needs through at least June 2021. Further, we are advised by our U.S. manufacturing partners that they have implemented contingency plans to remain in operation. We are committed to meeting our “patients” needs for Firdapse® and believe that our supply chain will remain solid and uninterrupted through the COVID-19 outbreak and beyond.

We were fortunate that all subjects were enrolled in the MuSK-MG trial before the full outbreak of the COVID-19 health emergency. However, while all subject visits in our MuSK-MG trial have now been completed, delays in closing out trial sites and data-collection from the study will likely delay our ability to report top-line results from this trial until the third quarter of 2020. Further, while all of the subjects who have agreed to participate in our SMA Type 3 proof-of-concept study have been identified, the last seven subjects will not be able to complete the trial until the trial sites that are conducting the study are permitted by regulatory authorities to resume clinical trial activities. While there can be no assurance, we now believe that our SMA Type 3 study will be completed later this year and that we will be in a position to report top-line results from this study by the end of 2020.

While we are doing our best to monitor and react to the impact of the COVID-19 health crisis on our business, there can be no assurance as to the ultimate manner in which these recent events will impact our business and our results of operations.

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

In early 2020, we expanded our field sales group by almost one hundred percent and contracted with a rare-disease experienced inside sales agency. Through this recent expansion of our sales team, we hope to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from Firdapse®. We also recently launched our no-cost LEMS voltage gated calcium channel (VGCC) antibody testing program (using a commercially available test approved by the FDA) for use by physicians who suspect their patient may have LEMS and wish to reach a definitive diagnosis.

Because of the COVID-19 pandemic, we have recently implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who are working remotely and utilizing telephone and web-based technologies to provide support to patients and their healthcare providers. We are also continuing to expand our digital and social media activities in order to introduce our product to potential patients and their healthcare providers. Since many healthcare providers are delaying seeing patients other than those affected by COVID-19, this has, starting recently, limited our ability to locate new patients who might benefit from our drug and slowed our efforts to increase our sales from prior periods.

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

In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi®, another version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). Based on publicly available information, we believe that Jacobus Pharmaceuticals is offering Ruzurgi® at a list price of $80 for each 10 mg tablet, and the Jacobus’ drug is approved up to a maximum daily dose of 100 mg. Based on this price, we believe that the cost for a patient taking a daily dose of 60 mg per day would be $175,200 annually and the cost for a patient taking a daily dose of 100 mg would be $292,000 annually. Both prices are lower than the list price for an equivalent amount of Firdapse®. In addition, while the NDA for Ruzurgi® only covers pediatric patients, we believe that Ruzurgi® is being prescribed off label to some number of adult LEMS patients. If Jacobus is able to successfully sell Ruzurgi® off-label to additional adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have filed a motion for summary judgement in our case, and the FDA has filed a cross motion for summary judgement. Further, Jacobus has intervened in the case and has filed their own cross motion for summary judgement. Based on currently available information, we expect a decision in the case sometime later this year. There can be no assurance as to the outcome of this lawsuit, as to the timing of any decision, or as to the likelihood of an appeal if our suit is successful.

We recently completed the last subject visits in our Phase 3 clinical trial evaluating Firdapse® for the treatment of adults with MuSK-MG. Our trial is a multi-site, international (United States, Italy and Serbia), double-blind, placebo-controlled, clinical trial being conducted under a Special Protocol Assessment (SPA) with the FDA. The trial enrolled more than 60 MuSK antibody positive patients. It also enrolled more than 10 generalized myasthenia gravis patients who were assessed with the same clinical endpoints. However, achieving statistical significance in this subgroup of patients is not required and only summary statistics will be provided. Details of this trial are available on www.clinicaltrials.gov (NCT03304054).

We were fortunate that all subjects were enrolled in our MuSK-MG trial before the full outbreak of the COVID-19 health emergency. However, while all subject visits in our MuSK-MG trial have now been completed, delays in closing out trial sites and data-collection from the trial will likely delay our ability to report top-line results from this trial until the third quarter of 2020.

If our trial is successful, we intend to file a supplemental new drug application (sNDA) with the FDA for the MUSK-MG indication.

We are currently conducting a proof-of-concept clinical study evaluating Firdapse® as a symptomatic treatment for ambulatory patients with Spinal Muscular Atrophy (SMA) Type 3. The study, which is being conducted at trial sites in Italy and Serbia, plans to evaluate approximately 12 subjects in a randomized (1:1), double-blind, 2-period, 2-treatment, crossover, outpatient proof-of-concept study evaluating the safety, tolerability and potential efficacy of amifampridine in ambulatory patients diagnosed with SMA Type 3. Details of this trial are available on www.clinicaltrials.gov (NCT03781479).

We have identified and recruited all of the subjects necessary to complete this proof-of-concept study. However, the last seven subjects will not be able to complete the study until the trial sites conducting the study are permitted to resume clinical trial activities. While there can be no assurance, we now believe that this study will be completed later this year and that we will be in a position to report top-line results from this study before the end of 2020.

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

We are also currently in the early stages of developing a long-acting formulation of amifampridine. We have retained a contractor which is currently assisting us in developing the formulation of the product. We currently anticipate that initial formulation candidates and their drug release and absorption properties should be determined during 2020. There can be no assurance we will be able to successfully develop a long-acting formulation of amifampridine and that such formulation will ever be approved by the FDA for commercialization.

In October 2019, we submitted an NDS in Canada seeking approval of Firdapse® for the treatment of LEMS. Our application has been accepted for review and we have been granted a priority review. There can be no assurance that our application will be approved. In addition, since there is no orphan exclusivity in Canada, even if our NDS for Firdapse® is approved, there can be no assurance that any application for amifampridine filed by other parties will not be approved as well. As a result, even if our NDS is approved, we may face competition in Canada for LEMS patients.

In May 2019, we entered into an amendment to our license agreement for Firdapse®. Under the amendment, we have expanded our commercial territory for Firdapse®, which originally was comprised of North America, to include Japan. Additionally, we have an option to further expand our territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original license agreement for North America.

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

Generic Sabril®

In December 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (“Endo”), for the further development and commercialization of generic Sabril® tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. Pursuant to the agreement, in December 2018, we received an up-front payment of $500,000. We will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and we are obligated to share the costs of certain development expenses.

There can be no assurance that our collaboration with Endo for the development of generic Sabril® (vigabatrin) tablets will be successful and that if an abbreviated new drug application (ANDA) is approved for vigabatrin tablets in the future, that it will be profitable to us.

Capital Resources

At March 31, 2020, we had cash and investments of approximately $101.8 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this Form 10-Q. There can be no assurance that we will continue to be successful in commercializing Firdapse® or will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

At March 31, 2020 we continued to generate revenues from product sales of Firdapse®. We expect these revenues to fluctuate in future periods based on our sales of Firdapse®. At March 31, 2020 and March 31, 2019, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.

Cost of Sales.

Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of Firdapse®. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. Prior to FDA approval in November 2018, the cost of manufacturing Firdapse® was expensed, including our build-up of anticipated launch product. This has caused cost of sales to appear artificially low as we consumed product manufactured prior to approval, and will continue to do so until we deplete such product and additional product is manufactured.

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

Selling, General and Administrative Expenses.

During 2019, we actively committed funds to developing our commercialization program for Firdapse® and we have continued to incur commercialization expenses, inclusive of sales, marketing, patient services, patient advocacy and other commercialization related expenses, as we have continued our sales program for Firdapse®.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal, information technology, accounting, and consulting services.

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

The non-GAAP financial measure that we present excludes from the calculation of net income the non-cash expense associated with stock-based compensation. Further, we often report non-GAAP net income (loss) per share, which is calculated by dividing non-GAAP net income (loss) by the weighted average common shares outstanding.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: revenue recognition, leases, accounting for research and development expenses and stock-based compensation, measurement of fair value, income taxes, and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

Results of Operations

Revenues.

For the three-month periods ended March 31, 2020 and 2019, we recognized $29,136,472 and $12,448,438, respectively, in net revenue from product sales from Firdapse®. We had no revenues from our collaborative arrangement for the three months ended March 31, 2020 and 2019.

Cost of Sales.

Cost of sales was approximately $4.2 million for the three months ended March 31, 2020 compared to approximately $1.7 million for the three months ended March 31, 2019. Cost of sales consists principally of royalty payments which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured and recorded as expense prior to FDA approval of Firdapse®.

Research and Development Expenses.

Research and development expenses for the three-month periods ended March 31, 2020 and 2019 were approximately $4.2 million and $3.3 million, respectively, and represented approximately 22.9% and 24.6% of total operating costs and expenses for the three-month periods ended March 31, 2020 and 2019, respectively. Research and development expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,		Change
	2020	2019	$	%
Research and development expenses	$3,804,758	$3,020,238	784,520	26.0%
Employee stock-based compensation	418,053	287,721	130,332	45.3%

Total research and development expenses	$4,222,811	$3,307,959	914,852	27.7%

For the three months ended March 31, 2020, research and development expenses increased approximately $0.9 million compared to the same period in 2019, primarily attributable to the following:

•

increases in headcount, medical and regulatory affairs and quality assurance expenses and expenses from our ongoing clinical trials evaluating Firdapse® for the treatment of MuSK-MG, and our proof-of-concept trial evaluating Firdapse® for the treatment of SMA Type 3; and

•	increase of $130,332 in employee stock-based compensation which is non-cash and relates to the expense of stock options awards to certain employees, due to increase in headcount.

We expect that research and development expenses will continue to be substantial in 2020 as we continue our clinical program evaluating Firdapse® for the treatment of MuSK-MG, continue our proof-of-concept trial for SMA Type 3, continue our Expanded Access Program, take steps to develop a sustained release formulation of Firdapse®, begin to evaluate Firdapse® as a treatment for other neuromuscular diseases, and assuming positive results from the trial, prepare a sNDA for Firdapse® for the treatment of MuSK-MG.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were approximately $10.1 million and $8.4 million, respectively, and represented 54.6% and 62.6% of total operating costs and expenses for the three months ended March 31, 2020 and 2019, respectively. Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,		Change
	2020	2019	$	%
Selling	$5,804,145	$5,103,908	700,237	13.7%
General and administrative	3,157,605	2,666,862	490,743	18.4%
Employee stock-based compensation	1,101,298	645,690	455,608	70.6%

Total selling, general and administrative expenses	$10,063,048	$8,416,460	1,646,588	19.6%

For the three months ended March 31, 2020, selling, general and administrative expenses increased approximately $1.6 million compared to the same period in 2019, primarily attributable to the following:

•

increase of approximately $0.7 million in selling (commercialization) expenses, which consist primarily of the costs of our expansion of the sales force and the cost of contracting with a rare-disease experienced inside sales agency;

•

increase of approximately $0.5 million in general and administrative expenses, which is primarily due to the expansion of our operations and headcount to support our ongoing efforts to commercialize Firdapse®; and

•	increase of approximately $0.5 million in employee stock-based compensation which is non cash and relates to the expense of stock options awards to certain employees and directors.

We expect that selling, general and administrative expenses will be substantial in future periods as we continue our efforts to sell Firdapse® and take steps that we hope will help us expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three-month periods ended March 31, 2020 and 2019 were $1,519,351 and $933,411, respectively. In the first quarter of 2020, grants were principally for options relating to 2019 year-end bonus awards. In the first quarter of 2019, most of the option grants were to new employees hired in connection with the launch of Firdapse®.

Other Income, Net.

We reported other income, net in all periods relating to our investment of funds received from offerings of our securities and product sales. For the three months ended March 31, 2019, other income, net also included $100,000 received as part of the settlement agreement between us and Northwestern. Excluding the settlement income, the slight increase in other income, net for the three months ended March 31, 2020 when compared to the same period in 2019 is primarily due to higher invested balances, partly offset by lower yields on investments. Other income, net, typically consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities.

Income Taxes.

We incurred net operating losses since inception through the three-month period ended March 31, 2019. Our effective income tax rate was 5.4% and 0.0% for the three months ended March 31, 2020 and 2019, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% is driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.

We had no uncertain tax positions as of March 31, 2020 and December 31, 2019. We have a full valuation allowance for our deferred tax assets at March 31, 2020 and December 31, 2019.

Net Income (Loss).

Our net income was $10,426,015 for the three months ended March 31, 2020 ($0.10 per basic and diluted share) as compared to a net loss of ($644,503) for the three months ended March 31, 2019 ($0.01 per basic and diluted share).

Non-GAAP Net Income.

Our non-GAAP net income, which excludes for the three months ended March 31, 2020 a $1,519,351 expense associated with non-cash stock-based compensation was $11,945,366 ($0.12 and $0.11, respectively, per basic and diluted share). Our non-GAAP net income for the three months ended March 31, 2019 was $288,908 ($0.00 per basic and diluted share), which excludes non-cash stock-based compensation of $933,411.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple public and private offering of our securities and, since January 2019, from revenues from product sales. At March 31, 2020, we had cash and cash equivalents and investments aggregating approximately $101.8 million and working capital of approximately $99.3 million. At December 31, 2019, we had cash and cash equivalents and investments aggregating approximately $94.5 million and working capital of approximately $87.3 million. At March 31, 2020, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money markets and U.S. Treasuries.

We incurred operating losses through the quarter ended March 31, 2019 and reported operating income for the first time during the three and six month periods ended June 30, 2019. We expect to continue to spend substantial dollars on our current and future drug development programs.

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable and cash-flow positive or that we will be able to obtain any additional funding that we may require in the future.

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

As of the date of this Form 10-Q, $92.5 million of our 2017 Shelf Registration Statement remains available for future sales.

Cash Flows.

Net cash provided by (used in) operating activities was $7,213,078 and ($8,016,429), respectively, for the three-month periods ended March 31, 2020 and 2019. During the three months ended March 31, 2020 net cash provided by operating activities was primarily attributable to our net income of $10,426,015, decreases in accounts receivable of $3,618,434 and of $1,677,156 of non-cash expenses. This was partially offset by increases of $1,711,641 in prepaid expenses and other current and non-current assets, $254,546 in inventory and decreases of $2,769,870 in accounts payable, $3,699,518 in accrued expenses and other liabilities and $72,952 in operating lease liability. During the three months ended March 31, 2019, net cash used in operating activities was primarily attributable to our net loss of $644,503, increases of $7,251,381 in accounts receivable, $231,485 in prepaid expenses and other current assets and deposits and $40,575 in inventory and decreases of $1,337,154 in accrued expenses and other liabilities, and $67,156 in operating lease liability. This was partially offset by increases of $602,719 in accounts payable, and $953,106 of non-cash expenses. Such additional non-cash expenses consist of depreciation, amortization of right-of-use asset, stock-based compensation expense, and change in accrued interest and accretion of discount in investments.

Net cash provided by investing activities was $5,000,000, for the three-month period ended March 31, 2020, consisting primarily of proceeds from maturities of investments. Net cash provided by investing activities was $10,449,393 for the three-month period ended March 31, 2019, consisting primarily of proceeds from sales and maturities of investments of $20,400,000, partially offset by purchases of investments of $9,944,974.

Net cash provided by financing activities during the three-month periods ended March 31, 2020 and 2019 was $26,149 and $89,350, respectively, consisting of proceeds from the exercise of options to purchase common stock.

Contractual Obligations and Arrangements.

We have entered into the following contractual arrangements:

•

Payments under our license agreement. Under our license agreement, we have agreed to pay (i) royalties to our licensor for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year. For the three months ended March 31, 2020, we recognized approximately $3.9 million of royalties, which is included in cost of sales in the accompanying consolidated statement of operations.

•

Purchase commitments. We have entered into purchase commitments with our contract manufacturing organizations aggregating to approximately $950,000 per year. The agreements expire on various dates through 2024.

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $600,000 in 2020. The agreement expires in November 2020.

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

Caution Concerning Forward-Looking Statements

This Current Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors” in our 2019 Annual Report on Form 10-K.

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

•	Our ability to complete our trials and studies on a timely basis and within the budgets we establish for such trials and studies;

•	Whether the recent coronavirus outbreak will further affect the timing of our currently ongoing clinical trials;

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

•	The impact on sales of Firdapse® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether we will be able to obtain approval to commercialize Firdapse® in Japan and what clinical trials will be required in Japan in order to obtain such marketing approval;

•	Whether we can successful develop, obtain approval of and successfully market a sustained release version of Firdapse®;

•

Whether our efforts to grow our business beyond Firdapse® through acquisitions of companies or in-licensing of product opportunities in the neuromuscular or neurology therapeutic areas will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•	Whether our version of generic vigabatrin tablets will ever be approved by the FDA;

•

Even if our version of vigabatrin tablets is approved for commercialization, whether Endo Ventures/Par Pharmaceutical (our collaborator in this venture) will be successful in marketing the product; and

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

Our exposure to interest rate risk is currently confined to our cash and short-term investments that are from time to time invested in highly liquid money market funds and U.S. Treasuries. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.

ITEM 4.	CONTROLS AND PROCEDURES

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the three months ended March 31, 2020, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

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

We recently filed a motion for summary judgement in our case, and the FDA has filed a cross motion for summary judgement. Further, Jacobus has intervened in our case and filed their own cross-motion for summary judgement. Based on currently available information, we expect that there will be a decision in the case sometime later this year. There can be no assurance as to the outcome of this lawsuit, the timing of any decision, or the likelihood of an appeal if our suit is successful.

Other Litigation

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Other than as set forth above, we believe that there is no litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2019 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

Date: May 11, 2020