Form 10-Q
period 2020-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2020-08-10
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
of the Exchange Act).    Yes  ☐
No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
103,463,460
shares of common stock, $0.001 par value per share, were outstanding as of
August 6, 2020
.

CATALYST PHARMACEUTICALS, INC.
INDEX
PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$115,052,248	$89,511,710
Short-term investments	—	5,007,050
Accounts receivable, net	6,762,262	10,536,997
Inventory	1,827,924	1,956,792
Prepaid expenses and other current assets	7,521,253	4,351,074

Total current assets	131,163,687	111,363,623
Operating lease right-of-use asset	71,711	793,252
Property and equipment, net	167,514	210,467
Deposits	8,888	8,888

Total assets	$131,411,800	$112,376,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,804,778	$4,117,447
Accrued expenses and other liabilities	14,405,597	19,981,295

Total current liabilities	20,210,375	24,098,742
Operating lease liability, net of current portion	—	647,532

Total liabilities	20,210,375	24,746,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 103,422,032 shares and 103,397,033 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	103,422	103,397
Additional paid-in capital	219,581,816	216,205,678
Accumulated deficit	(108,482,622)	(128,688,624)
Accumulated other comprehensive income (loss)	(1,191)	9,505

Total stockholders’ equity	111,201,425	87,629,956

Total liabilities and stockholders’ equity	$131,411,800	$112,376,230

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue, net	$29,604,764	$28,837,900	$58,741,236	$41,286,338

Operating costs and expenses:
Cost of sales	4,139,873	4,261,625	8,290,739	5,973,413
Research and development	4,349,643	4,629,364	8,572,454	7,937,323
Selling, general and administrative	10,833,358	8,987,722	20,896,406	17,404,182

Total operating costs and expenses	19,322,874	17,878,711	37,759,599	31,314,918

Operating income (loss)	10,281,890	10,959,189	20,981,637	9,971,420
Other income, net	111,269	450,410	447,502	793,676

Net income (loss) before income taxes	10,393,159	11,409,599	21,429,139	10,765,096
Provision for income taxes	613,172	449,651	1,223,137	449,651

Net income (loss)	$9,779,987	$10,959,948	$20,206,002	$10,315,445

Net income (loss) per share:
Basic	$0.09	$0.11	$0.20	$0.10

Diluted	$0.09	$0.10	$0.19	$0.10

Weighted average shares outstanding:
Basic	103,414,523	102,869,202	103,410,881	102,808,897

Diluted	106,730,423	105,928,970	106,433,862	105,098,930

Net income (loss)	$9,779,987	$10,959,948	$20,206,002	$10,315,445
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(84,942)	28,446	(10,696)	42,006

Comprehensive income (loss)	$9,695,045	$10,988,394	$20,195,306	$10,357,451

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED
STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and six months ended June 30, 2020 and 2019

	Preferred	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2019	$—	103,397,033	$103,397	$216,205,678	$(128,688,624)	$9,505	$87,629,956
Issuance of stock options for services	—	—	—	1,383,672	—	—	1,383,672
Exercise of stock options for common stock	—	11,666	12	26,137	—	—	26,149
Amortization of restricted stock for services	—	—	—	135,679	—	—	135,679
Other comprehensive gain (loss)	—	—	—	—	—	74,246	74,246
Net income (loss)	—	—	—	—	10,426,015	—	10,426,015

Balance at March 31, 2020	—	103,408,699	103,409	217,751,166	(118,262,609)	83,751	99,675,717
Issuance of stock options for services	—	—	—	1,627,105	—	—	1,627,105
Exercise of stock options for common stock	—	13,333	13	36,188	—	—	36,201
Amortization of restricted stock for services	—	—	—	167,357	—	—	167,357
Other comprehensive gain (loss)	—	—	—	—	—	(84,942)	(84,942)
Net income (loss)	—	—	—	—	9,779,987	—	9,779,987

Balance at June 30, 2020	$—	103,422,032	$103,422	$219,581,816	$(108,482,622)	$(1,191)	$111,201,425

	Preferred	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2018	$—	102,739,257	$102,739	$211,265,279	$(160,563,961)	$(20,248)	$50,783,809
Issuance of stock options for services	—	—	—	933,411	—	—	933,411
Exercise of stock options for common stock	—	65,000	65	89,285	—	—	89,350
Other comprehensive gain (loss)	—	—	—	—	—	13,560	13,560
Net income (loss)	—	—	—	—	(644,503)	—	(644,503)

Balance at March 31, 2019	—	102,804,257	102,804	212,287,975	(161,208,464)	(6,688)	51,175,627
Issuance of stock options for services	—	—	—	924,996	—	—	924,996
Exercise of stock options for common stock	—	125,000	125	192,425	—	—	192,550
Other comprehensive gain (loss)	—	—	—	—	—	28,446	28,446
Net income (loss)	—	—	—	—	10,959,948	—	10,959,948

Balance at June 30, 2019	$—	102,929,257	$102,929	$213,405,396	$(150,248,516)	$21,758	$63,281,567

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income (loss)	$20,206,002	$10,315,445
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	42,953	20,186
Amortization of right-of-use asset	721,541	120,051
Stock-based compensation	3,313,813	1,858,407
Change in accrued interest and accretion of discount on investments	(3,646)	(77,547)
(Increase) decrease in:
Accounts receivable, net	3,774,735	(10,376,427)
Inventory	128,868	(213,867)
Prepaid expenses and other current assets and deposits	(3,170,179)	161,178
Increase (decrease) in:
Accounts payable	1,687,331	991,359
Accrued expenses and other liabilities	(5,473,075)	3,393,753
Operating lease liability	(750,155)	(135,123)

Net cash provided by (used in) operating activities	20,478,188	6,057,415
Investing Activities:
Purchases of property and equipment	—	(19,370)
Purchases of investments	—	(29,772,428)
Proceeds from maturities and sales of investments	5,000,000	30,310,595

Net cash provided by (used in) investing activities	5,000,000	518,797
Financing Activities:
Proceeds from exercise of stock options	62,350	281,900

Net cash provided by (used in) financing activities	62,350	281,900

Net increase (decrease) in cash and cash equivalents	25,540,538	6,858,112
Cash and cash equivalents—beginning of period	89,511,710	16,559,400

Cash and cash equivalents—end of period	$115,052,248	$23,417,512

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$49,500	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(10,696)	$42,006
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare debilitating, chronic neuromuscular and neurological diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS), Anti-MuSK antibody positive myasthenia gravis
(MuSK-MG),
and Spinal Muscular Atrophy (SMA) Type 3.
On November 28, 2018, the U.S. Food and Drug Administration, or FDA, granted approval of Firdapse
®
for the treatment of adults with LEMS (ages 17 and above). On January 15, 2019, the Company launched its first product, Firdapse
®
, in the United States for the treatment of adults with LEMS.
Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception, and started reporting operating income during the year ended December 31, 2019. The Company has been able to fund its cash needs to date through several public and private offerings of its securities and from revenues from product sales. See Note 11 (Stockholders’ Equity).
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
pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic is impacting its patients, employees, suppliers, vendors, business partners, clinical trials
,
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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 included in the 2019 Annual Report on Form
10-K
filed by the Company with the SEC. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period or for the full 2020 fiscal year.

b.
PRINCIPLES OF CONSOLIDATION
. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd. (“Catalyst Ireland”). All intercompany accounts and transactions have been eliminated in consolidation. Catalyst Ireland was organized in 2017.

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

e.
INVESTMENTS
. The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At June 30, 2020 and December 31, 2019, investments consisted of U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

Short-Term Bond Fund
The Company previously owned a short-term bond fund that was classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognizes realized gains and losses and unrealized gains and losses to earnings. At June 30, 2020 and December 31, 2019, there were no investments classified as trading securities, as the Company sold its interest in the short-term bond fund in 2019. There was no realized or unrealized gain (loss) on trading securities for the three and six months ended June 30, 2020. Realized losses on trading securities during the three and six months ended June 30, 2019 were $0 and $4,980, respectively. Unrealized gain (loss) on trading securities was $36,664 and $89,405 for the three and six months ended June 30, 2019 and is included in other income, net in the accompanying consolidated statements of operations.
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

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and doubtful accounts. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit loss based on existing contractual payment terms, actual payment patterns of its Customer and individual Customer circumstances. At June 30, 2020 and December 31, 2019, the Company determined that an allowance for expected credit loss was not required. No accounts were written off during the periods presented.

g.
INVENTORY.
Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out
(FIFO) cost method. Inventories consist of raw materials and supplies, work
-
in
-
process and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs. The Company began capitalizing inventories post FDA approval of Firdapse
®
on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse
®
were recorded as research and development expenses in prior years’ consolidated statements of operations and comprehensive income (loss). If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of June 30, 2020 and December 31, 2019, inventory consisted mainly of work-in-process
and finished goods.

Products that have been approved by the FDA or other regulatory authorities, such as Firdapse
®
, are also used in clinical programs to assess the safety and efficacy of the products for usage in treating diseases that have not been approved by the FDA or other regulatory authorities. The form of Firdapse
®
utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Raw materials associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.
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

i.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payables and accrued expenses and other liabilities. At June 30, 2020 and December 31, 2019, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using
	Balances as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$19,628,370	$19,628,370	$—	$—

U.S. Treasuries	$84,990,900	$—	$84,990,900	$—

	Balances as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$23,963,617	$23,963,617	$—	$—

U.S. Treasuries	$59,932,200	$—	$59,932,200	$—

Short-term investments:
U.S. Treasuries	$5,007,050	$—	$5,007,050	$—

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

l.
REVENUE RECOGNITION.
The Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company had no contracts with customers until the FDA approved Firdapse
®
in November 2018. Subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the “Customer”), who is the exclusive distributor of Firdapse
®
in the United States. The Customer subsequently resells Firdapse
®
to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of Firdapse
®
.

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
Product Revenue, Net:
The Company sells Firdapse
®
to the Customer (its exclusive distributor) who subsequently resells Firdapse
®
to both a small group of SPs who have exclusive contracts with the Company to distribute the Company’s products to patients and potentially to medical centers or hospitals on an emergency basis. In addition to the distribution agreement with its Customer, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.
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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and six month periods
 ended June 30, 2020
 and 2019
.
During the three and six months ended June 30, 2020 and 2019, all of the Company’s sales were to its Customer.
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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2020 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2020 and 2019
. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income (loss) through June 30, 2020 and 2019
, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
Funded
Co-pay
Assistance Program:
The Company contracts with a third-party to manage the
co-pay
assistance program intended to provide financial assistance to qualified commercially-insured patients. The calculation of the accrual for co-pay
assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with Firdapse
®
that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. These payments are considered payable to the Customer and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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

Bridge and Patient Assistance Programs:
The Company provides free Firdapse
®
to uninsured patients who satisfy
pre-established
criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free Firdapse
®
while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Firdapse
®
. The Patient Assistance Program provides free Firdapse
®
for longer periods of time for those who are uninsured or functionally uninsured with respect to Firdapse
®
because they are unable to obtain coverage from their payor despite having health insurance, to the extent allowed by applicable law. The Company does not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss).
Revenues from Collaborative Arrangement:
The Company has entered into a collaboration agreement for the further development and commercialization of generic Sabril
®
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
The Company believes that achievement of the milestone will be substantive and there will be no substantive uncertainty once the milestone is achieved. The milestone was not achieved in the three and six months ended June 30, 2020 and 2019.
Since the Company will receive royalty reports 60 days after quarter end, royalty revenue from sales of collaboration products by our collaborator will be recognized in the quarter following the quarter in which the corresponding sales occurred. For the three and six months ended June 30, 2020 and 2019, there was no royalty revenue from sales of the collaborative product.
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

2.	Basis of Presentation and Significant Accounting Policies ( continued ).

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
The Company currently has a single product with limited commercial sales experience, which makes it difficult to evaluate its current business, predict its future prospects and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, Firdapse
®
, and expects Firdapse
®
to constitute virtually all of product revenue for the foreseeable future. The Company’s success depends on its ability to effectively commercialize Firdapse
®
.
The Company relies exclusively on third parties to formulate and manufacture Firdapse
®
and its drug candidates. The commercialization of Firdapse
®
and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of Firdapse
®
. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of its drugs.

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
The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

2.	Basis of Presentation and Significant Accounting Policies (continued).

r.
COMPREHENSIVE INCOME (LOSS).
U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	103,414,523	102,869,202	103,410,881	102,808,897
Effect of dilutive securities	3,315,900	3,059,768	3,022,981	2,290,033

Dilutive weighted average common shares outstanding	106,730,423	105,928,970	106,433,862	105,098,930

Outstanding common stock equivalents totaling approximately
3.5
 million and
4.8
 million, were excluded from the calculation of diluted net income (loss) per common share for the three and six months ended June 30, 2020 as their effect would be anti-dilutive. For the three and six months ended June 30, 2019, approximately 3.0 million and 3.6 million shares of outstanding stock options were excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

3.	Investments.
Available-for-sale
investments by security type were as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At June 30, 2020:
U.S. Treasuries – Cash equivalents	$84,990,900	$—	$(1,191)	$84,992,091

At December 31, 2019:
U.S. Treasuries – Cash equivalents	$59,932,200	$2,042	$—	$59,930,158
U.S. Treasuries – ST	5,007,050	7,463	—	4,999,587

Total	$64,939,250	$9,505	$—	$64,929,745

There were no realized gains or losses from
available-for-sale
securities for the three or six months ended June 30, 2020 or 2019. The Company did not hold any securities in an unrealized position for more than 12 months as of June 30, 2020.
The estimated fair values of
available-for-sale
securities at June 30, 2020, by contractual maturity, are summarized as follows:

June 30, 2020
Due in one year or less	$84,990,900

4.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid manufacturing costs	$5,499,746	$1,526,013
Prepaid insurance	622,350	1,263,129
Prepaid subscription fees	429,155	501,251
Prepaid research fees	458,937	481,057
Prepaid commercialization expenses	218,651	62,959
Other	292,414	516,665

Total prepaid expenses and other current assets	$7,521,253	$4,351,074

5.	Operating Leases.
The Company has operating lease agreements for its corporate office. The leases include options to extend the leases for up to 1 year and options to terminate the lease within 1 year. There are no obligations under finance leases.
The Company entered into an agreement in May 2020 that amended its lease for its office facilities. Under the amended lease, the Company’s leased space will increase from approximately 7,800 square feet of space to approximately 10,700 square feet of space. The lessor is currently building this space. The lease is expected to commence in early 2021 when construction of the asset is completed and available for use.
 The lease disclosures for the three and six months periods ended June 30, 2020 in these financial statements have been adjusted for the modification of the current lease.
The components of lease expense were as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Operating lease cost	$65,434	$139,513
Supplemental cash flow information related to leases was as follows:

June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$168,122
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,255
Supplemental balance sheet information related to leases was as follows:

June 30, 2020
Operating lease right-of-use assets	$71,711

Other current liabilities	$197,896
Operating lease liabilities, net of current portion	—

Total operating lease liabilities	$197,896

Weighted average remaining lease term	0.6 years
Weighted average discount rate	3.68%
Remaining payments of lease liabilities as of June 30, 2020 were as follows:

2020 (remaining six months)	$171,483
2021	28,860
2022	—

Total lease payments	200,343
Less imputed interest	(2,447)

Total	$197,896

6.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued preclinical and clinical trial expenses	$651,692	$1,183,513
Accrued professional fees	2,464,197	1,241,526
Accrued compensation and benefits	2,212,733	3,064,645
Accrued license fees	5,866,161	8,751,991
Accrued purchases	216,967	1,313,310
Accrued contributions	660,000	1,535,000
Operating lease liability	197,896	300,518
Accrued variable consideration	1,023,537	884,764
Accrued income tax	1,081,912	1,533,696
Other	30,502	172,332

Current accrued expenses and other liabilities	14,405,597	19,981,295

Lease liability—non-current	—	647,532

Non-current accrued expenses and other liabilities	—	647,532

Total accrued expenses and other liabilities	$14,405,597	$20,628,827

7.	Collaborative Arrangement.
In December 2018, the Company entered into a collaboration and license agreement (Collaboration) with Endo, for the further development and commercialization of generic Sabril
®
(vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical.
Under the Collaboration, Endo assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the collaboration, while the Company is responsible for exercising commercially reasonable efforts to develop, or cause the development of, a final finished, stable dosage form of generic Sabril
®
tablets.
Under the terms of the Collaboration, the Company has received an up-front
payment, and will receive a milestone payment, and a sharing of defined net profits upon commercialization from Endo consisting of a mid-double-digit
percent of net sales of generic Sabril
®
. The Company has also agreed to a sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product.
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of June 30, 2020 and 2019, no milestone payments have been earned.
There were no revenues from collaborative arrangement for the three or six months ended June 30, 2020 and 2019. Total expenses incurred, net, in connection with the collaborative agreement for three and six months ended June 30, 2020 were approximately $8,554 and $4,206, respectively. Total expenses incurred, net, in connection with the collaborative agreement for three and six months ended June 30, 2019 were approximately $26,178 and $38,178, respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations.

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

8.	Commitments and Contingencies (continued).
In May 2019, the FDA approved an NDA for Jacobus Pharmaceuticals for Ruzurgi
®
, their version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). The Company believes that Jacobus is offering Ruzurgi
®
at a lower price than the Company is offering Firdapse
®
. In addition, while the NDA for Ruzurgi
®
only covers pediatric patients, the Company believes Ruzurgi
®
is being prescribed off label to adult LEMS patients. If Jacobus is able to successfully sell Ruzurgi
®
off-label
to adult LEMS patients, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company believes that the FDA’s approval of Ruzurgi
®
violated its statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated its statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi
®
. Jacobus has intervened in the case. Each party has filed a cross motion for summary judgement. There can be no assurance as to the outcome of this lawsuit. See Note 13 (Subsequent Events).
Additionally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or cash flows.

9.	Agreements.

a.
LICENSE AGREEMENT WITH BIOMARIN (FIRDAPSE
®
)
. On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to Firdapse
®
. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to the Company for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year.

On May 29, 2019, the Company entered into an amendment to its license agreement for Firdapse
®
. Under the amendment, the Company has expanded its commercial territory for Firdapse
®
, which originally was comprised of North America, to include Japan. Additionally, the Company has an option to further expand its territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, the Company will pay royalties on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.
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
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of June 30, 2020 and December 31, 2019, based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets including NOL and tax credit carryovers as of June 30, 2020 and December 31, 2019.

11.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at June 30, 2020 and December 31, 2019. No shares of preferred stock were outstanding at June 30, 2020 and December 31, 2019.
Common Stock
The Company has 150,000,000 shares of authorized common stock, par value $0.001 per share. At June 30, 2020 and December 31, 2019, 103,422,032 and 103,397,033 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
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
Subsequent to June 30, 2020, on July 26, 2020, the 2017 Shelf Registration Statement expired.
2020 Shelf Registration Statement
Subsequent to quarter end, on July 23, 2020, the Company filed a shelf registration statement with the SEC to sell up to
$
200
 million
of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement (file no.
333-240052)
was declared effective by the SEC on July 31, 2020. As of the date of this report, no offerings have been completed under the Company’s 2020 Shelf Registration Statement. See Note 13 (Subsequent Events).

12.	Stock Compensation.
For the three and
six-month
periods ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development	$421,220	$273,212	$839,273	$560,933
Selling, general and administrative	1,373,242	651,784	2,474,540	1,297,474

Total stock-based compensation	$1,794,462	$924,996	$3,313,813	$1,858,407

Stock Options
As of June 30, 2020, there were outstanding stock options to purchase 12,322,001 shares of common stock, of which stock options to purchase 7,014,645 shares of common stock were exercisable as of June 30, 2020.
During the three and
six-month
periods ended June 30, 2020, the Company granted seven-year term options to purchase an aggregate of 260,000 and 995,000 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $1,627,105 and $3,010,777, respectively, during the three and six-month
periods ended June 30, 2020. During the three and
six-month
periods ended June 30, 2020, respectively, 339,998 and 1,194,829 options vested.
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
During the three and
six-month
periods ended June 30, 2020, options to purchase 13,333 shares and 24,999 shares, respectively, of the Company’s common stock were exercised, with proceeds of $36,201 and $62,350 respectively, to the Company.
During the three and
six-month
periods ended June 30, 2019, options to purchase 125,000 shares and 190,000 shares, respectively, of the Company’s common stock were exercised, with proceeds of $192,550 and $281,900 respectively, to the Company.
As of June 30, 2020, there was approximately $9.2 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.3 years.
Restricted Stock Units
The Company granted 30,000 restricted stock units during the three and six-month
periods ended June 30, 2020. There were no restricted stock units granted during the three and six-month
periods ended June 30, 2019. During the three and
six-month
periods ended June 30, 2020, the Company recorded
non-cash
stock-based compensation expense related to restricted stock units totaling $167,357 and $303,036, respectively. No stock-based compensation related to restricted stock units was recorded during the three and six-month
periods ended June 30, 2019.
As of June 30, 2020, there was approximately $1.3 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.5 years.

13.	Subsequent Events.
Subsequent to quarter end, on July 23, 2020, the Company filed a shelf registration statement with the SEC to sell up to $200 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the “2020 Shelf Registration Statement”). On July 31, 2020, the 2020 Shelf Registration Statement was declared effective. To the date of this report, no offerings have been completed under the 2020 Shelf Registration Statement. See Note 11 (Stockholders’ Equity).
On July 30, 2020, the Magistrate Judge considering the Company’s lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgement and deny the Company’s motion for summary judgement. The decision on whether to grant or deny the Company’s motion for summary judgement remains with the District Judge handling the case.

See Note 8 (Commitments and Contingencies).
Subsequent to June 30
, 2020, the Company received approval for its NDS in Canada for Firdapse
®
for the symptomatic treatment of LEMS.

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

•
Basis of Presentation.
This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the
second quarter and first half of fiscal 2020.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three and six-month periods ended June 30, 2020 as compared to the same periods ended June 30, 2019.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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
Impact of the
COVID-19
pandemic on our business
The COVID-19 pandemic
has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. As of the date of this report, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic.
We are actively monitoring the situation and are taking those actions that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic
will have on our business and business prospects and our financial condition, we believe that it is important to share where our company stands today, how our response to COVID-19 is
progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.
In March 2020, in light of worsening conditions as a result of the pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. Since many healthcare providers were delaying seeing patients other than those affected by
COVID-19,
we believe that this has delayed the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, as of the date of this report, we believe that some healthcare providers are beginning to again see patients and sales representatives face-to-face,
and, although we cannot determine with certainty, we are hopeful that over time the impact of this aspect of the
COVID-19
pandemic will lessen.
Our Firdapse
®
supply chain remains robust and thus far we have observed no disruptions in the production of Firdapse
®
. We reiterate that we are committed to providing patients with the ability to obtain an uninterrupted supply of Firdapse
®
, and we believe that we have an adequate supply of Firdapse
®
to address patients’ needs through at least June 2021. Further, we are advised by our U.S. manufacturing partners that they have implemented contingency plans to remain in operation. We are committed to meeting our “patients” needs for Firdapse
®
and believe that our supply chain will remain solid and uninterrupted through the
COVID-19
outbreak and beyond.

Further, the
COVID-19
pandemic delayed our closing out of trial sites and data-collection from our
MuSK-MG
study, which delayed our ability to report on the
top-line
results from this trial until August 2020. It has also delayed completion of our SMA Type 3 proof-of-concept
study.
While we are doing our best to monitor and react to the impact of the
COVID-19
health crisis on our business, there can be no assurance as to the ultimate manner in which the
COVID-19
crisis will impact our business and our results of operations.
Firdapse
®
In October 2012, we licensed the North American rights to Firdapse
®
, a proprietary form of amifampridine phosphate, or chemically known as
3,4-diaminopyridine
phosphate. When we acquired the rights to the product, it had already been granted orphan drug designation by the Food and Drug Administration (FDA) for the treatment of patients with LEMS, a rare and sometimes fatal autoimmune disease characterized by muscle weakness. Additionally, in August 2013, we were granted “breakthrough therapy designation” by the FDA for Firdapse
®
for the treatment of LEMS. Further, the FDA has granted Orphan Drug Designation for Firdapse
®
for the treatment of Myasthenia Gravis (MG).
On November 28, 2018, we received approval from the FDA for Firdapse
®
10 mg tablets for the treatment of adults with LEMS (age 17 and above). In January 2019, we launched Firdapse
®
in the United States, selling through a field force experienced in neurologic, central nervous system or rare disease products consisting at the time of approximately 20 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers) personnel. We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse
®
for other ultra-orphan, neuromuscular diseases. Finally, we are working with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS, Anti-MuSK antibody positive myasthenia gravis, or
MuSK-MG,
and Spinal Muscular Atrophy (SMA) Type 3, and to provide education for the physicians who treat these rare diseases and the patients they treat.
In early 2020, we expanded our field sales group by almost one hundred percent and contracted with a rare-disease experienced inside sales agency. Through this recent expansion of our sales team, we hope to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from Firdapse
®
. We are also making available our
no-cost
LEMS voltage gated calcium channel (VGCC) antibody testing program (using a commercially available test approved by the FDA) for use by physicians who suspect that one of their patient may have LEMS and wish to reach a definitive diagnosis.
Because of the
COVID-19
pandemic, in March 2020 we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who are working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. We are also continuing to expand our digital and social media activities in order to introduce our product to potential patients and their healthcare providers. While we are starting to see that some healthcare providers are beginning to again see patients and sales representatives face to face (and we hope that trend will continue), since many healthcare providers have delayed seeing patients other than those affected by
COVID-19,
this has limited our ability to locate new patients who might benefit from our drug and slowed our efforts to increase our sales from prior periods.
We are supporting the distribution of Firdapse
®
through “Catalyst Pathways
™
”, our personalized treatment support program. “Catalyst Pathways
™
” is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen to an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most pharmaceutical products for ultra-orphan diseases are distributed and dispensed to patients. We believe that by using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.

In order to help adult LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays
and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay
assistance program designed to keep
out-of-pocket
costs to not more than $10.00 per month is available for all LEMS patients prescribed Firdapse
®
. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to Firdapse
®
for financial reasons.
In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi
®
, another version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). Based on publicly available information, we believe that Jacobus Pharmaceuticals is offering Ruzurgi
®
at a cost for a patient taking a daily dose of 60 mg per day of approximately $175,200 annually and a cost for a patient taking a daily dose of 100 mg of approximately $292,000 annually. Both prices are lower than the list price for an equivalent amount of Firdapse
®
. In addition, while the NDA for Ruzurgi
®
only covers pediatric patients, we believe that Ruzurgi
®
is regularly being prescribed off label to adult LEMS patients.
We believe that under applicable law, Jacobus is not permitted to market its amifampridine product to adult LEMS patients in the United States, and we are continuing to aggressively take all steps available to us to protect Firdapse
®
’s exclusivity under the Orphan Drug Act. There can be no assurance, however, that we will be able to stop the off-label
prescribing of Ruzurgi
®
to adult LEMS patients, and if Jacobus is able to successfully sell Ruzurgi
®
off-label
to additional adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.
We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order setting aside the FDA’s approval of Ruzurgi
®
. We have filed a motion for summary judgement in our case, and the FDA has filed a cross motion for summary judgement. Further, Jacobus has intervened in the case and has filed their own cross motion for summary judgement.
On July 30, 2020, the Magistrate Judge considering Catalyst’s lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgement and deny Catalyst’s motion for summary judgement. We are currently reviewing the Magistrate Judge’s decision, which we believe to be incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act, and we intend to pursue the case further with the District Judge. The decision on whether to grant or deny our motion for summary judgement remains with the District Judge handling the case. We believe that if the Magistrate Judge’s recommendation is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies like ourselves to spend the millions of dollars necessary to develop an orphan drug.
On August 10, 2020, we announced the
top-line
results from our Phase 3 clinical trial
(MSK-002)
evaluating Firdapse
®
for the treatment of adults with
MuSK-MG.
Our trial was a multi-site, international (United States, Italy and Serbia), double-blind, placebo-controlled, clinical trial being conducted under a Special Protocol Assessment (SPA) with the FDA. The trial enrolled more than 60 MuSK antibody positive patients. It also enrolled more than 10 generalized myasthenia gravis patients who were assessed with the same clinical endpoints. However, achieving statistical significance in this subgroup of patients was not required. Details of this trial are available on www.clinicaltrials.gov (NCT03304054).
The
MSK-002
trial did not achieve statistical significance on the primary endpoint, which was the eight-item Myasthenia Gravis Activities of Daily Living
(MG-ADL)
total score change from baseline to day 10, in this randomized withdrawal trial with a score of (p=0.2196).
 The secondary endpoint, Quantitative Myasthenia Gravis (QMG) scale also did not achieve statistical significance (p=0
.3736)
. QMG is a thirteen-item evaluation of ocular, facial, bulbar, gross motor, axial, and respiratory weaknesses. Firdapse
®
was safe and well tolerated during the
MSK-002
trial, and demonstrated a safety profile similar to that seen for Firdapse
®
used for the treatment LEMS.
After all of the data from the MSK-002 trial has been thoroughly evaluated, we intend to meet with our neuromuscular advisors and determine our path forward for this indication. We plan to make the results of this study available in a future scientific forum
.

We are currently conducting a
proof-of-concept
clinical study evaluating Firdapse
®
as a symptomatic treatment for ambulatory patients with Spinal Muscular Atrophy (SMA) Type 3. The study, which is being conducted at trial sites in Italy and Serbia, has enrolled the anticipated 12 subjects in a randomized (1:1), double-blind,
2-period,
2-treatment,
crossover, outpatient
proof-of-concept
study evaluating the safety, tolerability and potential efficacy of amifampridine in ambulatory patients diagnosed with SMA Type 3. Details of this trial are available on
www.clinicaltrials.gov (NCT03781479)
. We believe that our SMA Type 3 study will be completed this year and that we will be in a position to report top-line
results from this study before the end of 2020.
We are also supporting investigator-sponsored studies evaluating Firdapse
®
as a treatment for Kennedy’s Disease and Hereditary Neuropathy with liability to Pressure Palsies (HNPP).
There can be no assurance that our study evaluating Firdapse
®
for the treatment of SMA Type 3, or any trials we may undertake or support in the future to evaluate Firdapse
®
for the treatment of other rare neuromuscular diseases, will be successful. Further, there can be no assurance that we will ever be granted the right to commercialize Firdapse
®
for
MuSK-MG,
SMA Type 3, or any other additional indications.
We are currently in the early stages of developing a long-acting formulation of amifampridine. We have retained a contractor which is currently assisting us in developing the formulation of the product. We currently anticipate that initial formulation candidates and their drug release and absorption properties shall be determined during 2020. There can be no assurance that we will be able to successfully develop a sustained release formulation of Firdapse
®
, that any such formulation will be approved for marketing, or that any such formulation will be commercially viable.
The Canadian NDS for Firdapse
®
for the symptomatic treatment of LEMS that we submitted in October 2019, was approved by Health Canada on August 4, 2020. Since there is no orphan exclusivity in Canada, there can be no assurance that any application for amifampridine filed by other parties will not be approved as well. As a result, we may face competition in Canada for LEMS patients in the future.
We are currently in discussions with a potential marketing and distribution partner in Canada. There can be no assurance that we will reach an agreement for a marketing and collaboration agreement in Canada with this or any other potential partners.
In May 2019, we entered into an amendment to our license agreement for Firdapse
®
. Under the amendment, we have expanded our commercial territory for Firdapse
®
, which originally was comprised of North America, to include Japan. Additionally, we have an option to further expand our territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original license agreement for North America.
We recently met with Japanese regulatory authorities and believe that we have reached a tentative agreement with them as to the scope of the clinical trial that we will be required to undertake in Japan before we will be permitted to submit an application to the Japanese regulatory authorities to seek to commercialize Firdapse
®
for the treatment of LEMS in Japan. We also intend to apply for orphan drug designation in Japan for the symptomatic treatment of LEMS. There can be no assurance that we will successfully obtain the right to commercialize Firdapse
®
in Japan or obtain orphan drug designation.
All of our patent rights for Firdapse
®
are derived from our license agreement. Under the License Agreement, we licensed two pending patents and certain trademarks for Firdapse
®
. One of the licensed applications, U.S. App. No. 10/467,082 is abandoned as are its children (U.S. App. No. 14/085,017 and 14/818,848) such that we are no longer pursuing patent protection out of this family of applications. The second licensed patent application claims methods of administering Firdapse
®
.
We recently received an office action from the United States Patent and Trademark Office responding to our second application, and we have responded to that office action. There can be no assurance that our pending patent will be granted or as to the protection from competition that it will provide us if it is granted.

Further, there can be no assurance that we do not or will not infringe on patents held by third parties or that third parties in the future, will not claim that we have infringed on their patents. In the event that our products or technologies infringe or violate the patent or other proprietary rights of third parties, there is a possibility we may be prevented from pursuing product development, manufacturing or commercialization of our products that utilize such technologies until the underlying patent dispute is resolved. For example, there may be patents or patent applications held by others that contain claims that our products or operations might be determined to infringe or that may be broader than we believe them to be. Given the complexities and uncertainties of patent laws, there can be no assurance as to the impact that future patent claims against us may have on our business, financial condition, results of operations, or prospects.
Generic Sabril
®
In December 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (“Endo”), for the further development and commercialization of generic Sabril
®
tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. Pursuant to the agreement, in December 2018, we received an up-front
payment of $500,000. We will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and we are obligated to share the costs of certain development expenses.
There can be no assurance that our collaboration with Endo for the development of generic Sabril
®
(vigabatrin) tablets will be successful and that if an abbreviated new drug application (ANDA) is approved for vigabatrin tablets in the future, that it will be profitable to us.
Capital Resources
At June 30, 2020, we had cash and investments of approximately $115.1 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this Form
10-Q.
There can be no assurance that we will continue to be successful in commercializing Firdapse
®
or will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Basis of Presentation
Revenues.
At June 30, 2020 we continued to generate revenues from product sales of Firdapse
®
. We expect these revenues to fluctuate in future periods based on our sales of Firdapse
®
. At June 30, 2020 and June 30, 2019, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.

Cost of Sales.
Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of Firdapse
®
. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. Prior to FDA approval in November 2018, the cost of manufacturing Firdapse
®
was expensed, including our
build-up
of anticipated launch product. This has caused cost of sales to appear artificially low as we consumed product manufactured prior to approval, and will continue to do so until we deplete such product and additional product is manufactured and distributed.
Research and Development Expenses.
Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of Firdapse
®
,
CPP-109
(our version of vigabatrin), and formerly
CPP-115,
and we currently expect that our future development costs will be attributable principally to the continued development of Firdapse
®
.
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
Selling, General and Administrative Expenses.
During 2019, we actively committed funds to developing our commercialization program for Firdapse
®
and we have continued to incur commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses, as we have continued our sales program for Firdapse
®
.
Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal, information technology, accounting, and consulting services.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2019 Annual Report on Form
10-K
filed with the SEC. Our most critical accounting policies and estimates include: revenue recognition, leases, accounting for research and development expenses, stock-based compensation, measurement of fair value, income taxes, and reserves. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
of our 2019 Annual Report on Form
10-K.
Results of Operations
Revenues
.
For the three and
six-month
periods ended June 30, 2020, we recognized approximately $29.6 million and $58.7 million, respectively, in net revenue from product sales from Firdapse
®
compared to approximately $28.8 million and $41.3 million for the three and six-month
periods ended June 30, 2019. We had no revenues from our collaborative arrangement for the three and six-month
periods ended June 30, 2020 and 2019.
Cost of Sales.
Cost of sales was approximately $4.1 million and $8.3 million for the three and six-months
ended June 30, 2020 compared to approximately $4.3 million and $6.0 million for the three and six-months
ended June 30, 2019. Cost of sales consists principally of royalty payments which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured that was recorded as expense prior to FDA approval of Firdapse
®
.

Research and Development Expenses
.
Research and development expenses for the three-month periods ended June 30, 2020 and 2019 were approximately $4.3 million and $4.6 million, respectively, and represented approximately 22.5% and 25.9% of total operating costs and expenses, respectively. Research and development expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Change
	2020	2019	$	%
Research and development expenses	$3,928,423	$4,356,152	(427,729)	(9.8)
Employee stock-based compensation	421,220	273,212	148,008	54.2

Total research and development expenses	$4,349,643	$4,629,364	(279,721)	(6.0)

Research and development expenses for the
six-month
periods ended June 30, 2020 and 2019 were approximately $8.6 million and $7.9 million, respectively, and represented approximately 22.7% and 25.3% of total operating costs and expenses for the six-month
periods ended June 30, 2020 and 2019, respectively. Research and development expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,		Change
	2020	2019	$	%
Research and development expenses	$7,733,181	$7,376,390	356,791	4.8
Employee stock-based compensation	839,273	560,933	278,340	49.6

Total research and development expenses	$8,572,454	$7,937,323	635,131	8.0

For the three and six months ended June 30, 2020, research and development expenses decreased approximately $0.3 million and increased approximately $0.6 million, respectively, compared to the same period in 2019, primarily attributable to the following:

•
increases in headcount, medical and regulatory affairs and quality assurance expenses and expenses from our ongoing clinical trials evaluating Firdapse
®
for the treatment of
MuSK-MG,
and our
proof-of-concept
trial evaluating Firdapse
®
for the treatment of SMA Type 3; and

•	increases in employee stock-based compensation which is non-cash and relates to the expense of stock options awards to certain employees, due to increase in headcount.
We expect that research and development expenses will continue to be substantial in 2020 as we continue our clinical program evaluating Firdapse
®
for the treatment of
MuSK-MG,
continue our
proof-of-concept
trial for SMA Type 3, continue our Expanded Access Program, take steps to develop a sustained release formulation of Firdapse
®
, continue our regulatory path to seek approval of Firdapse
®
in Japan, and begin to evaluate Firdapse
®
as a treatment for other neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 were approximately $10.8 million and $9.0 million, respectively, and represented 56.1% and 50.3% of total operating costs and expenses for the three months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Change
	2020	2019	$	%
Selling	$5,621,780	$4,881,137	740,643	15.2
General and administrative	3,838,336	3,454,801	383,535	11.1
Employee stock-based compensation	1,373,242	651,784	721,458	110.7

Total selling, general and administrative expenses	$10,833,358	$8,987,722	1,845,636	20.5

Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were approximately $20.9 million and $17.4 million, respectively, and represented 55.3% and 55.6% of total operating costs and expenses for the six months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,		Change
	2020	2019	$	%
Selling	$11,425,925	$9,985,045	1,440,880	14.4
General and administrative	6,995,941	6,121,663	874,278	14.3
Employee stock-based compensation	2,474,540	1,297,474	1,177,066	90.7

Total selling, general and administrative expenses	$20,896,406	$17,404,182	3,492,224	20.1

For the three and six months ended June 30, 2020, selling, general and administrative expenses increased approximately $1.8 million and $3.5 million, respectively, compared to the same periods in 2019, primarily attributable to the following:

•
increases in selling (commercialization) expenses, which consist primarily of the costs of our expansion of the sales force and the cost of contracting with a rare-disease experience inside sales agency;

•
increases in general and administrative expenses, which are primarily due to the expansion of our operations and headcount to support our ongoing efforts to expand our net revenues from sales of Firdapse
®
; and

•	increases in employee stock-based compensation which is non-cash and relates to the expense of stock options awards to certain employees and directors due to increase in headcount.
We expect that selling, general and administrative expenses will be substantial in future periods as we continue our efforts to sell Firdapse
®
and take steps that we hope will help us expand our business.
Stock-Based Compensation
.
Total stock-based compensation for the three and
six-month
periods ended June 30, 2020 were $1.8 million and $3.3 million, respectively, and for the three and six-month
periods ended June 30, 2019 were $925,000 and $1.9 million, respectively. In the first half of 2020, grants were principally of stock options relating to 2019 year-end
bonus awards. In the first half of 2019, most of the option grants were to new employees hired in connection with the launch of Firdapse
®
.
Other Income, Net
.
We reported other income, net in all periods relating to our investment of funds received from offerings of our securities and product sales. For the three and six-months
ended June 30, 2019, other income, net also included $100,000 received as part of the settlement agreement between us and Northwestern. Excluding the settlement income, the decrease in other income, net of approximately $246,000 for the six months ended June 30, 2020 when compared to the same period in 2019 is primarily due to lower yields on investments, despite higher invested balances. Other income, net, generally consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities.
Income Taxes
.
We incurred net operating losses since inception through the three-month
period ended March 31, 2019. Our effective income tax rate was 5.70% and 4.21% for the six months ended June 30, 2020 and 2019, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.
We had no uncertain tax positions as of June 30, 2020 and December 31, 2019. We have a full valuation allowance for our deferred tax assets at June 30, 2020 and December 31, 2019.
Net Income (Loss).
Our net income was approximately $9.8 million and $20.2 million, respectively, for the three and six months ended June 30, 2020 ($0.09 and $0.20, respectively, per basic share and $0.09 and $0.19, respectively, per diluted share) as compared to net income of approximately $11.0 million and $10.3 million, respectively, for the three and six months ended June 30, 2019 ($0.11 and $0.10, respectively, per basic share and $0.10 and $0.10, respectively, per diluted share).

Non-GAAP
Net Income.
Our
non-GAAP
net income, which excludes for the three and six months ended June 30, 2020 an approximately $1.8 million and $3.3 million, respectively, expense associated with non-cash
stock-based compensation was approximately $11.6 million and $23.5 million ($0.11 and $0.23, respectively, per basic share and $0.11 and $0.22, respectively, per diluted share). Our non-GAAP
net income for the three and six months ended June 30, 2019 was approximately $11.9 million and $12.2 million, respectively ($0.12 per basic and $0.11 per diluted share and $0.12 per basic and diluted share, respectively), which excludes non-cash
stock-based compensation of approximately $925,000 and $1.9 million, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple public and private offering of our securities and, since January 2019, from revenues from product sales of Firdapse
®
. At June 30, 2020, we had cash and cash equivalents and investments aggregating approximately $115.1 million and working capital of approximately $111.0 million. At December 31, 2019, we had cash and cash equivalents and investments aggregating approximately $94.5 million and working capital of approximately $87.3 million. At June 30, 2020, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.
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
In the future, we may require additional working capital to support our operations depending on our future success with Firdapse
®
sales and whether our results continue to be profitable and cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.
In that regard, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the level of revenues that we report from sales of Firdapse ® ;

•	the effect of competition and market developments;

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.
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
333-219259)
was declared effective by the SEC on July 26, 2017. We have completed one offering under the 2017 Shelf Registration Statement, raising net proceeds of approximately $53.8 million from the sale of 16,428,572 shares of our common stock on November 28, 2017. The 2017 Shelf Registration Statement expired on July 26, 2020.
On July 23, 2020, we filed a shelf registration statement with the SEC to sell up to $200 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement (file no.
333-240052)
was declared effective by the SEC on July 31, 2020. As of the date of this report, no offerings have been completed under the 2020 Shelf Registration Statement.
Cash Flows.
Net cash provided by operating activities was $20,478,188 and $6,057,415, respectively, for the six-month
periods ended June 30, 2020 and 2019. During the six months ended June 30, 2020 net cash provided by operating activities was primarily attributable to our net income of $20,206,002, increases of $3,774,735 in accounts receivable, net and $1,687,331 in accounts payable and decreases of $128,868 in inventory and $4,074,661 of non-cash
expenses. This was partially offset by an increase of $3,170,179 in prepaid expenses and other current and non-current
assets and decreases of $5,473,075 in accrued expenses and other liabilities and $750,155 in operating lease liability. During the six months ended June 30, 2019, net cash provided by operating activities was primarily attributable to our net income of $10,315,445, decreases of $161,178 in prepaid expenses and other current assets and increases of $991,359 in accounts payable and $3,393,753 in accrued expenses and other liabilities and $1,921,097 of non-cash
expenses. This was partially offset by increases of $10,376,427 in accounts receivable, net and $213,867 in inventory and a decrease of $135,123 in operating lease liability.
Net cash provided by investing activities was $5,000,000, for the six-month
period ended June 30, 2020, consisting of proceeds from maturities of investments. Net cash provided by investing activities was $518,797 for the six-month
period ended June 30, 2019, consisting primarily of proceeds from sales and maturities of investments of $30,310,595, partially offset by purchases of investments of $29,772,428.
Net cash provided by financing activities during the
six-month
periods ended June, 2020 and 2019 was $62,350 and $281,900, respectively, consisting of proceeds from the exercise of options to purchase common stock.
Contractual Obligations and Arrangements.
We have entered into the following contractual arrangements:

•
Payments under our license agreement
. Under our license agreement, we have agreed to pay (i) royalties to our licensor for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year. For the three and six-months
ended June 30, 2020, we recognized approximately $3.9 million and $7.8 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statement of operations.

•
Purchase commitments
. We have entered into purchase commitments with our contract manufacturing organizations aggregating to approximately $950,000 per year. The agreements expire on various dates through 2024.

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $600,000 in 2020. The agreement expires in November 2020.

•
Lease for office space
. We operate our business in leased office space in Coral Gables, Florida. We currently lease approximately 7,800 square feet of office space for which we pay annual rent of approximately $330,000. We entered into an agreement in May 2020 that amended its lease for its office facilities. Under the amended lease, our leased space will increase from approximately 7,800 square feet of space to approximately 10,700 square feet of space. The lessor is currently building out this space. The lease is expected to commence in early 2021 when construction of the asset is expected to be completed and available for use.

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
The continued successful commercialization of Firdapse
®
and the development of additional indications for Firdapse
®
is highly uncertain. Factors that will affect our success include the uncertainty of:

•	The impact of the recent outbreak of a novel strain of coronavirus on our business or on the economy generally;

•	Whether we will be able to continue successfully market Firdapse ® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for Firdapse ® for the treatment of Lambert-Eaton Myasthenic Syndrome (“LEMS”) will turn out to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	If the average daily dose taken by patients changes over time, it could affect our results of operations;

•	Whether Firdapse ® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market Firdapse ® on a profitable and cash flow positive basis;

•	Whether any revenue guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will continue to reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for Firdapse
®
;

•	The effect on our business and future results of operations arising from the approval by the FDA of Ruzurgi ® for the treatment of pediatric LEMS patients (ages 6 to under 17);

•	Whether our suit against the United States FDA seeking to vacate the FDA’s approval of Ruzurgi ® will be successful;

•	Whether we can continue to compete successfully if the approval of Ruzurgi ® is not overturned and Ruzurgi ® continues to be prescribed for off-label use by adult LEMS patients;

•	Whether, because of the lower price of Ruzurgi ® , payors will require that patients try off-label Ruzurgi ® first before they approve Firdapse ® as a treatment for adult LEMS patients;

•
The impact on Firdapse
®
of adverse changes in potential reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organization, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

•	The impact on our business and results of operations of public statements by politicians and a vocal group of LEMS patients and doctors who object to our pricing of Firdapse ® ;

•	Changes in the healthcare industry and the effect of political pressure from and actions by President Trump, Congress and/or medical professionals seeking to reduce prescription drug costs;

•	The state of the economy generally and its impact on our business;

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

•
Whether the trial that we are currently undertaking to evaluate Firdapse
®
for the treatment of Spinal Muscular Atrophy (SMA) Type 3, or any other trials that we may undertake in the future, will be successful;

•	Whether Firdapse ® will ever be approved for the treatment of MuSK-MG, SMA Type 3, or any other neuromuscular disease;

•	Whether we can successfully commercialize Firdapse ® in Canada on a profitable basis;

•	The impact on sales of Firdapse ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether we will be able to successfully complete the clinical trial in Japan that will be required to seek approval to commercialize Firdapse ® in Japan;

•	Whether we will be able to obtain approval to commercialize Firdapse ® in Japan;

•	Whether we can successfully develop, obtain approval of and successfully market a sustained release version of Firdapse ® ;

•
Whether our efforts to grow our business beyond Firdapse
®
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
Our current plans and objectives are based on assumptions relating to the commercialization of Firdapse
®
and the development of additional indications for Firdapse
®
. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.
During the three months ended June 30, 2020, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Ruzurgi
®
We believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleges that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi
®
.
We recently filed a motion for summary judgement in our case, and the FDA has filed a cross motion for summary judgement. Further, Jacobus has intervened in our case and filed their own cross-motion for summary judgement. Based on currently available information, we expect that there will be a decision in the case sometime later this year. There can be no assurance as to the outcome of this lawsuit, the timing of any decision, or the likelihood of an appeal if our suit is successful.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgement and deny our motion for summary judgement. We are currently reviewing the Magistrate Judge’s decision, which we believe to be incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act, and we intend to pursue the case further with the District Judge. The decision on whether to grant or deny our motion for summary judgement remains with the District Judge handling the case.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer
Date: August 10, 2020