Form 10-Q
period 2020-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2020-11-09
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
of the Exchange Act).    Yes  ☐

  No
 ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 103,648,224 shares of common stock, $0.001 par value per share, were outstanding as of November 5, 2020.

CATALYST PHARMACEUTICALS, INC.
INDEX
PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$117,105,973	$89,511,710
Short-term investments	10,002,749	5,007,050
Accounts receivable, net	5,871,893	10,536,997
Inventory	4,747,538	1,956,792
Prepaid expenses and other current assets	5,614,052	4,351,074

Total current assets	143,342,205	111,363,623
Deferred tax assets	31,347,442	—
Operating lease right-of-use asset	12,167	793,252
Property and equipment, net	149,119	210,467
Deposits	8,888	8,888

Total assets	$174,859,821	$112,376,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,005,340	$4,117,447
Accrued expenses and other liabilities	16,226,609	19,981,295

Total current liabilities	18,231,949	24,098,742
Operating lease liability, net of current portion	—	647,532

Total liabilities	18,231,949	24,746,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 and 150,000,000 shares authorized; 103,648,224 shares and 103,397,033 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	103,648	103,397
Additional paid-in capital	221,673,450	216,205,678
Accumulated deficit	(65,142,755)	(128,688,624)
Accumulated other comprehensive income (loss)	(6,471)	9,505

Total stockholders’ equity	156,627,872	87,629,956
Total liabilities and stockholders’ equity	$174,859,821	$112,376,230

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$29,166,658	$30,897,444	$87,907,894	$72,183,782
Revenues from collaborative arrangements	150,000	—	150,000	—
Total revenues	29,316,658	30,897,444	88,057,894	72,183,782

Operating costs and expenses:
Cost of sales	3,878,760	4,387,461	12,169,499	10,360,874
Research and development	3,749,233	4,597,039	12,321,687	12,534,362
Selling, general and administrative	9,984,961	8,067,792	30,881,367	25,471,974

Total operating costs and expenses	17,612,954	17,052,292	55,372,553	48,367,210

Operating income (loss)	11,703,704	13,845,152	32,685,341	23,816,572
Other income, net	33,567	393,415	481,069	1,187,091

Net income (loss) before income taxes	11,737,271	14,238,567	33,166,410	25,003,663
Income tax provision (benefit)	(31,602,596)	608,388	(30,379,459)	1,058,039

Net income (loss)	$43,339,867	$13,630,179	$63,545,869	$23,945,624

Net income (loss) per share:
Basic	$0.42	$0.13	$0.61	$0.23

Diluted	$0.41	$0.13	$0.60	$0.23

Weighted average shares outstanding:
Basic	103,535,431	102,974,105	103,452,025	102,864,571

Diluted	106,316,241	107,045,234	106,386,617	105,821,609

Net income (loss)	$43,339,867	$13,630,179	$63,545,869	$23,945,624
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(5,280)	(2,330)	(15,976)	39,676

Comprehensive income (loss)	$43,334,587	$13,627,849	$63,529,893	$23,985,300

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and nine months ended September 30, 2020 and 2019

	Preferred	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2019	$—	103,397,033	$103,397	$216,205,678	$(128,688,624)	$9,505	$87,629,956
Issuance of stock options for services	—	—	—	1,383,672	—	—	1,383,672
Exercise of stock options for common stock	—	11,666	12	26,137	—	—	26,149
Amortization of restricted stock for services	—	—	—	135,679	—	—	135,679
Other comprehensive gain (loss)	—	—	—	—	—	74,246	74,246
Net income (loss)	—	—	—	—	10,426,015	—	10,426,015

Balance at March 31, 2020	—	103,408,699	103,409	217,751,166	(118,262,609)	83,751	99,675,717
Issuance of stock options for services	—	—	—	1,627,105	—	—	1,627,105
Exercise of stock options for common stock	—	13,333	13	36,188	—	—	36,201
Amortization of restricted stock for services	—	—	—	167,357	—	—	167,357
Other comprehensive gain (loss)	—	—	—	—	—	(84,942)	(84,942)
Net income (loss)	—	—	—	—	9,779,987	—	9,779,987

Balance at June 30, 2020	—	103,422,032	103,422	219,581,816	(108,482,622)	(1,191)	111,201,425
Issuance of stock options for services	—	—	—	1,345,962	—	—	1,345,962
Exercise of stock options for common stock	—	215,097	215	630,833	—	—	631,048
Amortization of restricted stock for services	—	—	—	131,884	—	—	131,884
Issuance of common stock upon vesting of restricted stock units, net	—	11,095	11	(17,045)	—	—	(17,034)
Other comprehensive gain (loss)	—	—	—	—	—	(5,280)	(5,280)
Net income (loss)	—	—	—	—	43,339,867	—	43,339,867

Balance at September 30, 2020	$—	103,648,224	$103,648	$221,673,450	$(65,142,755)	$(6,471)	$156,627,872

	Preferred	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2018	$—	102,739,257	$102,739	$211,265,279	$(160,563,961)	$(20,248)	$50,783,809
Issuance of stock options for services	—	—	—	933,411	—	—	933,411
Exercise of stock options for common stock	—	65,000	65	89,285	—	—	89,350
Other comprehensive gain (loss)	—	—	—	—	—	13,560	13,560
Net income (loss)	—	—	—	—	(644,503)	—	(644,503)

Balance at March 31, 2019	—	102,804,257	102,804	212,287,975	(161,208,464)	(6,688)	51,175,627
Issuance of stock options for services	—	—	—	924,996	—	—	924,996
Exercise of stock options for common stock	—	125,000	125	192,425	—	—	192,550
Other comprehensive gain (loss)	—	—	—	—	—	28,446	28,446
Net income (loss)	—	—	—	—	10,959,948	—	10,959,948

Balance at June 30, 2019	—	102,929,257	102,929	213,405,396	(150,248,516)	21,758	63,281,567
Issuance of stock options for services	—	—	—	817,060	—	—	817,060
Exercise of stock options for common stock	—	111,776	112	255,950	—	—	256,062
Other comprehensive gain (loss)	—	—	—	—	—	(2,330)	(2,330)
Net income (loss)	—	—	—	—	13,630,179	—	13,630,179

Balance at September 30, 2019	$—	103,041,033	$103,041	$214,478,406	$(136,618,337)	$19,428	$77,982,538

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income (loss)	$63,545,869	$23,945,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	72,746	26,718
Amortization of right-of-use asset	781,085	181,301
Stock-based compensation	4,791,659	2,675,467
Deferred taxes	(31,347,442)	—
Change in accrued interest and accretion of discount on investments	(11,675)	(185,536)
(Increase) decrease in:
Accounts receivable, net	4,665,104	(10,095,352)
Inventory	(2,790,746)	(543,789)
Prepaid expenses and other current assets and deposits	(1,262,978)	(1,689,618)
Increase (decrease) in:
Accounts payable	(2,112,107)	1,809,662
Accrued expenses and other liabilities	(3,568,729)	6,400,279
Operating lease liability	(833,489)	(204,724)

Net cash provided by (used in) operating activities	31,929,297	22,320,032
Investing Activities:
Purchases of property and equipment	(11,398)	(19,370)
Purchases of investments	(10,000,000)	(34,725,401)
Proceeds from maturities and sales of investments	5,000,000	40,310,595

Net cash provided by (used in) investing activities	(5,011,398)	5,565,824
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(17,034)	—
Proceeds from exercise of stock options	693,398	537,962

Net cash provided by (used in) financing activities	676,364	537,962

Net increase (decrease) in cash and cash equivalents	27,594,263	28,423,818
Cash and cash equivalents—beginning of period	89,511,710	16,559,400

Cash and cash equivalents—end of period	$117,105,973	$44,983,218

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,195,000	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(15,976)	$39,676
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
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
On November 28, 2018, the U.S. Food and Drug Administration
(
FDA
)
 granted approval of Firdapse
®
for the treatment of adults with LEMS (ages 17 and above). On January 15, 2019, the Company launched its first product, Firdapse
®
, in the United States for the treatment of adults with LEMS.
On August 6, 2020, the Company announced that Canada’s national healthcare regulatory agency, Health Canada, has approved Firdapse
®
for the treatment of patients in Canada with LEMS.
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
pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic is impacting its patients, employees, suppliers, vendors, business partners, clinical trials, and distribution channels. The Company is unable to predict the impact that
COVID-19
will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the
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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 included in the 2019 Annual Report on Form
10-K
filed by the Company with the SEC. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period or for the full 2020 fiscal year.

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

e.
INVESTMENTS
. The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At September 30, 2020, investments consisted of short-term bond funds and U.S. Treasuries. At December 31, 2019, investments consisted of U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond funds and U.S. Treasuries held at September 30, 2020 are classified as available-for-sale
securities. The short-term bond funds are classified as current assets, which reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations, as necessary. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments, U.S Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets.
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
available-for-sale
securities. See Note 3 (Investments).
The Company previously owned a short-term bond fund that was classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognized
realized gains and losses and unrealized gains and losses to earnings. At September 30, 2020 and December 31, 2019, there were no investments classified as trading securities, as the Company sold its interest in the short-term bond fund classified as trading
in 2019. There was no realized or unrealized gain (loss) on trading securities for the three and nine months ended September 30, 2020. Realized losses on trading securities during the three and nine months ended September 30, 2019 were $0 and $4,980, respectively. Unrealized gain (loss) on trading securities was $0 and $89,405 for the three and nine months ended September 30, 2019
, respectively,

and is included in other income, net in the accompanying consolidated statements of operations.

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and doubtful accounts. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit loss based on existing contractual payment terms, actual payment patterns of its Customer and individual Customer circumstances. At September 30, 2020 and December 31, 2019, the Company determined that an allowance for expected credit loss was not required. No accounts were written off during the periods presented.

2.	Basis of Presentation and Significant Accounting Policies (continued).

g.
INVENTORY.
Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out
(FIFO) cost method. Inventories consist of raw materials,
work-in-process
and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs. The Company began capitalizing inventories post FDA approval of Firdapse
®
on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse
®
were recorded as research and development expenses in prior years’ consolidated statements of operations and comprehensive income (loss). If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of September 30, 2020 and December 31, 2019, inventory consisted mainly of work-in-process
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
PREPAID EXPENSES AND OTHER CURRENT ASSETS.
Prepaid expenses and other current assets consist primarily of prepaid research fees, prepaid insurance, prepaid commercialization expenses, prepaid subscription fees, prepaid manufacturing and amounts due from collaborative arrangements. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical
studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing consists of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.

i.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payables and accrued expenses and other liabilities. At September 30, 2020 and December 31, 2019, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using
	Balances as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$12,635,927	$12,635,927	$—	$—

U.S. Treasuries	$94,992,100	$—	$94,992,100	$—

Short-term investments:
Short-term bond funds	$10,002,749	$10,002,749	$—	$—

	Balances as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$23,963,617	$23,963,617	$—	$—

U.S. Treasuries	$59,932,200	$—	$59,932,200	$—

Short-term investments:
U.S. Treasuries	$5,007,050	$—	$5,007,050	$—

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

l.
REVENUE RECOGNITION.
The Company recognizes revenue when its customer obtains title of the promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company had no contracts with customers until the FDA approved Firdapse
®
in November 2018. Subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the “Customer”), who is the exclusive distributor of Firdapse
®
in the United States. The Customer subsequently resells Firdapse
®
to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of Firdapse
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
The Company also may generate revenues from payments received under a collaborative agreement. Collaborative agreement payments may include nonrefundable fees at the inception of the agreements, milestone and event-based payments for specific achievements designated in the collaborative agreements, and/or royalties on sales of products resulting from a collaborative arrangement. For a complete discussion of accounting for collaborative arrangements, see Revenues from Collaborative Arrangements below.
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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine month periods ended September 30, 2020 and 2019.
During the three and nine months ended September 30, 2020 and 2019, all of the Company’s sales were to its Customer.
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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2020 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2020 and 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income (loss) through September 30, 2020 and 2019, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
Revenues from Collaborative Arrangements:
The Company has entered into collaboration agreements for the further development and commercialization of generic Sabril
®
(vigabatrin) tablets as well as the commercialization of Firdapse
®
in Canada. Pursuant to the terms of these agreements, collaborators could be required to make various payments to the Company, including upfront license fees, milestone payments based on achievement of regulatory approvals, and royalties on sales of products resulting from the collaborative agreement.
Nonrefundable upfront license fees are recognized upon receipt as persuasive evidence of an arrangement exists, the price to the collaborator is fixed or determinable and collectability is reasonably assured. In the third quarter of 2020, an upfront fee was earned under the collaboration agreement for the commercialization of Firdapse
®
in Canada.
The collaborative agreements provide for milestone payments upon achievement of development and regulatory events. The Company accounts for milestone payments in accordance with the provisions of Accounting Standards Update (ASU)
No. 2010-17,
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
The Company believes that achievement of the milestones will be substantive and there will be no substantive uncertainty once the milestones are achieved. No milestones were achieved in the three and nine months ended September 30, 2020 and 2019.
In arrangements where the Company does not deem the collaborator to be a customer, payments to and from the collaborator are presented in the statement of operations based on the nature of the Company’s business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments.
Under the arrangements, the Company will receive royalty reports 60 days after quarter end from one collaborator, and within nine days after quarter end from the other collaborator. Since the Company will receive royalty reports 60 days after quarter end, royalty revenue from sales of collaboration products by our collaborator will be recognized in the quarter following the quarter in which the corresponding sales occurred. In instances where royalty reports are received within nine days after quarter end, royalty revenue from sales of collaboration products by our collaborator will be recognized in the quarter in which the sales occurred. For the three and nine months ended September 30, 2020 and 2019, there was no royalty revenue from sales of the collaborative product.
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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not
threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before
2017
. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.
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

r.
COMPREHENSIVE INCOME (LOSS).
U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	103,535,431	102,974,105	103,452,025	102,864,571
Effect of dilutive securities	2,780,810	4,071,129	2,934,592	2,957,038

Dilutive weighted average common shares outstanding	106,316,241	107,045,234	106,386,617	105,821,609

Outstanding common stock equivalents totaling approximately 5.4 million and 4.8 million, were excluded from the calculation of diluted net income (loss) per common share for the three and nine months ended September 30, 2020 as their effect would be anti-dilutive. For the three and nine months ended September 30, 2019, approximately 0.4 million and 2.9 million shares of outstanding stock options were excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

3.	Investments.
Available-for-sale
investments by security type were as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At September 30, 2020:
U.S. Treasuries – Cash equivalents	$94,992,100	$—	$(1,195)	$94,993,295
Bond Funds – ST	10,002,749	—	(5,276)	10,008,025

Total	$104,994,849	$—	$(6,471)	$105,001,320

At December 31, 2019 :
U.S. Treasuries – Cash equivalents	$59,932,200	$2,042	$—	$59,930,158
U.S. Treasuries – ST	5,007,050	7,463	—	4,999,587

Total	$64,939,250	$9,505	$—	$64,929,745

There were no realized gains or losses from
available-for-sale
securities for the three or nine months ended September 30, 2020 or 2019. The Company did not hold any securities in an unrealized position for more than 12 months as of September 30, 2020.
The estimated fair values of
available-for-sale
securities at
September
 30, 2020, by contractual maturity, are summarized as follows:

September 30, 2020
Due in one year or less	$104,994,849

4.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid manufacturing costs	$3,268,032	$1,526,013
Prepaid insurance	247,610	1,263,129
Prepaid subscription fees	561,430	501,251
Prepaid research fees	472,093	481,057
Prepaid commercialization expenses	168,611	62,959
Due from collaborative arrangements	306,678	—
Other	589,598	516,665

Total prepaid expenses and other current assets	$5,614,052	$4,351,074

5.	Operating Leases.
The Company has operating lease agreements for its corporate office. The leases include options to extend the leases for up to 1 year and options to terminate the lease within 1 year. There are no obligations under finance leases.
The Company entered into an agreement in May 2020 that amended its lease for its office facilities. Under the amended lease, the Company’s leased space will increase from approximately 7,800 square feet of space to approximately 10,700 square feet of space. The lessor is currently building this space. The lease is expected to commence in early 2021 when construction of the asset is completed and available for use. The lease disclosures for the three and nine months periods ended September 30, 2020 in these financial statements have been adjusted for the modification of the current lease.
The components of lease expense were as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Operating lease cost	$61,111	$200,624
Supplemental cash flow information related to leases was as follows:

September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$253,024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37,528
Supplemental balance sheet information related to leases was as follows:

September 30, 2020
Operating lease right-of-use assets	$12,167

Other current liabilities	$114,563
Operating lease liabilities, net of current portion	—

Total operating lease liabilities	$114,563

Weighted average remaining lease term	0.3 years
Weighted average discount rate	3.68%
Remaining payments of lease liabilities as of September 30, 2020 were as follows:

2020 (remaining three months)	$86,582
2021	28,860
2022	—

Total lease payments	115,442
Less imputed interest	(879)

Total	$114,563

6.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued preclinical and clinical trial expenses	$643,578	$1,183,513
Accrued professional fees	1,923,164	1,241,526
Accrued compensation and benefits	2,877,077	3,064,645
Accrued license fees	7,840,955	8,751,991
Accrued purchases	1,332,190	1,313,310
Accrued contributions	—	1,535,000
Operating lease liability	114,563	300,518
Accrued variable consideration	859,399	884,764
Accrued income tax	566,075	1,533,696
Other	69,608	172,332

Current accrued expenses and other liabilities	16,226,609	19,981,295

Lease liability—non-current	—	647,532

Non-current accrued expenses and other liabilities	—	647,532

Total accrued expenses and other liabilities	$16,226,609	$20,628,827

7.	Collaborative Arrangements.
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
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of September 30, 2020 and 2019, no milestone payments have been earned.
There were no revenues from collaborative arrangement
with
Endo

for the three or nine months ended September 30, 2020 and 2019. Total expenses incurred, net, in connection with the collaborative agreement with Endo
for three and nine months ended September 30, 2020 were approximately $0 and $4,200, respectively. Total expenses incurred, net, in connection with the collaborative agreement with
Endo

for three and nine months ended September 30, 2019 were approximately $32,000 and $70,000, respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations.
In August 2020, the Company entered into a collaboration and license agreement with KYE Pharmaceuticals Inc (KYE), for the commercialization of Firdapse
®
in Canada.
Under the agreement, KYE assumes all selling and marketing costs under the collaboration, while the Company is responsible for supply of Firdapse
®
based on the collaboration partner’s purchase orders.
Under the terms of the agreement, the Company has earned an
up-front
payment, will receive milestone payments, and a sharing of defined net profits upon commercialization from KYE consisting of a mid-double-digit
percent of net sales of Firdapse
®
. The Company has also agreed to a sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product in Canada.

7.	Collaborative Arrangement s (continued).

As of September 30, 2020, a $150,000 upfront fee was recognized in connection with the collaborative agreement with KYE. Total expenses incurred, net, in connection with the collaborative agreement with KYE for three and nine months ended September 30, 2020 were approximately $161,000. These expenses have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
The collaborative agreement provides for event-based payments subject to achievement of specified development, regulatory and sales-based milestones. As of September 30, 2020, no milestone payments have been earned.

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
In May 2019, the FDA approved an NDA for Jacobus Pharmaceuticals (“Jacobus”) for Ruzurgi
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
The Company believes that the FDA’s approval of Ruzurgi
®
violated its statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated its statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of Ruzurgi
®
. Jacobus intervened in the case and each party filed a cross motion for summary judgement.
On July 30, 2020, the Magistrate Judge considering the Company’s lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgement and deny the Company’s motion for summary judgement. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’s motions for summary judgement, and dismissed the Company’s case. The Company has appealed the decision to the Eleventh Circuit Court of Appeals. There can be no assurance as to the outcome of this lawsuit.
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. The Company has since initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
 Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by Catalyst. As such, the Company believes that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
 needed to meet the standards of the Canadian Food and Drugs Act. There can be no assurance of the results of this proceeding.
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
The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for any years before
2017
. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.
The Company has evaluated the positive and negative e
v
idence bearing upon the realizability of its deferred tax assets. As of September 30, 2020, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of approximately $31.3 million are realizable. The Company, therefore, reduced the valuation allowance accordingly. As of December 31, 2019, the Company provided a full valuation allowance for deferred tax assets including NOL and tax credit carryovers.

11.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at September 30, 2020 and December 31, 2019. No shares of preferred stock were outstanding at September 30, 2020 and December 31, 2019.
Common Stock
On August 20, 2020, the Company’s stockholders approved an increase in the Company’s authorized common stock par value $0.001 per share, from 150,000,000 shares to
200,000,000 shares. At September 30, 2020 and December 31, 2019, 103,648,224 and 103,397,033 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
2020 Shelf Registration Statement
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

12.	Stock Compensation.
For the three and nine-month periods ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$399,247	$242,867	$1,238,521	$803,800
Selling, general and administrative	1,078,599	574,193	3,553,138	1,871,667

Total stock-based compensation	$1,477,846	$817,060	$4,791,659	$2,675,467

Stock Options
As of September 30, 2020, there were outstanding stock options to purchase 11,790,335 shares of common stock, of which stock options to purchase 6,833,809 shares of common stock were exercisable as of September 30, 2020.
During the three and nine-month periods ended September 30, 2020, the Company granted seven-year term options to purchase an aggregate of 10,000 and 1,005,000 shares, respectively, of the Company’s common stock to employees and directors. The Company recorded stock-based compensation related to stock options totaling $1,345,962 and $4,356,739, respectively, during the three and nine-month periods ended September 30, 2020. During the three and nine-month periods ended September 30, 2020, respectively, 348,163 and 1,542,992 options vested.
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
During the three and nine-month periods ended September 30, 2020, options to purchase 215,097 shares and 240,096 shares, respectively, of the Company’s common stock were exercised, with proceeds of $631,048 and $693,398 respectively, to the Company.
During the three and nine-month periods ended September 30, 2019, options to purchase 108,332 shares and 298,332 shares, respectively, of the Company’s common stock were exercised, with proceeds of $256,062 and $537,962 respectively, to the Company. During both the three and nine-month periods ended September 30, 2019, options to purchase 6,666 shares of the Company’s common stock were exercised on a “cashless” basis , resulting in the issuance of an aggregate of
3,444
shares of the Company’s common stock.
As of September 30, 2020, there was approximately $7.8 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.1 years.
Restricted Stock Units
The Company granted zero and 30,000 restricted stock units during the three and nine-month periods ended September 30, 2020, respectively. There were no restricted stock units granted during the three and nine-month periods ended September 30, 2019. During the three and nine-month periods ended September 30, 2020, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $131,884 and $434,920, respectively. No stock-based compensation related to restricted stock units was recorded during the three and nine-month periods ended September 30, 2019.
As of September 30, 2020, there was approximately $1.2 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.2 years.

13.	Subsequent Events.
On October 6, 2020, the United States Patent and Trademark Office issued U.S. Patent 10,793,893 (the ‘893 patent). The ’893 patent is exclusively licensed to the Company and covers certain methods for treating disease using amifampridine drug products, including Catalyst’s Firdapse
®
product, in patients who are slow metabolizers of amifampridine.
On October 19, 2020, the Company announced that it has filed a lawsuit in the U.S. District Court for New Jersey against Jacobus, and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against PantherRx Rare LLC (PantherRx) for infringement of the ’893 patent. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of the ‘893 patent.
There can be no assurance as to the outcome of this matter.

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

•
Basis of Presentation.
This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter and first nine months of fiscal 2020.

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

•
Results of Operations.
This section provides an analysis of our results of operations for the three and nine-month periods ended September 30, 2020 as compared to the same periods ended September 30, 2019.

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
Impact of the
COVID-19
pandemic on our business
The COVID-19 pandemic
has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. We are actively monitoring the situation and are taking those actions that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. While we are unable to determine or predict with certainty the nature, duration or scope of the overall impact that the COVID-19 pandemic
will have on our business and business prospects and our financial condition in the future, we believe that it is important to share where our company stands today, how our response to COVID-19 is
progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.
In March 2020, in light of worsening conditions as a result of the pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. We believe that because many healthcare providers have delayed seeing patients other than those affected by COVID-19, we
believe that this has delayed the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, as of the date of this report, we believe that some healthcare providers are beginning to again see patients and sales representatives face-to-face,
and, although we cannot determine with certainty, we are hopeful that over time the impact of this aspect of the COVID-19
pandemic on our business will lessen.
Our Firdapse
®
supply chain remains robust and thus far we have observed no disruptions in the production of Firdapse
®
. We reiterate that we are committed to providing patients with the ability to obtain an uninterrupted supply of Firdapse
®
, and we believe that we have an adequate supply of Firdapse
®
to address patients’ needs through at least June 2021. Further, we are advised by our U.S. manufacturing partners that they have implemented contingency plans to remain in operation. We are committed to meeting our “patients” needs for Firdapse
®
and believe that our supply chain will continue to remain solid and uninterrupted through the COVID-19
outbreak and beyond. Further,
the COVID-19
pandemic delayed our closing out of trial sites and data-collection from our MuSK-MG
study, which delayed our ability to report on
the top-line
results from this trial until August 2020. It has also delayed completion of our SMA Type
3 proof-of-concept
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
On November 28, 2018, we received approval from the FDA for Firdapse
®
10 mg tablets for the treatment of adults LEMS patients (ages 17 and above). In January 2019, we launched Firdapse
®
in the United States, selling through a field force experienced in neurologic, central nervous system or rare disease products consisting at the time of approximately 20 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers) personnel. We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse
®
for other ultra-orphan, neuromuscular diseases. Finally, we are working with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS, Anti-MuSK antibody positive myasthenia gravis, or MuSK-MG,
and Spinal Muscular Atrophy (SMA) Type 3, and to provide education for the physicians who treat these rare diseases and the patients they treat.
In early 2020, we expanded our field sales group by almost one hundred percent and contracted with a rare-disease experienced inside sales agency. Through this recent expansion of our sales team, we hope to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from Firdapse
®
. We are also making available
at no-cost
a LEMS voltage gated calcium channel (VGCC) antibody testing program (using a commercially available test approved by the FDA) for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.
Because of
the COVID-19
pandemic, in March 2020 we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who are working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. We are also continuing to expand our digital and social media activities in order to introduce our product to potential patients and their healthcare providers. While we are seeing some healthcare providers who are beginning to again see patients and sales representatives face to face (and we hope that trend will continue), the
COVID-19
pandemic has definitely limited our ability to locate new patients who might benefit from our drug and slowed our efforts to increase our sales from prior periods.
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
We believe that under applicable law, Jacobus is not permitted to market its amifampridine product to adult LEMS patients in the United States, and we are continuing to aggressively take all steps available to us to protect Firdapse’s
®
exclusivity under the Orphan Drug Act. There can be no assurance, however, that we will be able to stop the off-label
prescribing of Ruzurgi
®
to adult LEMS patients, and if Jacobus is able to successfully sell Ruzurgi
®
off-label to
additional adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.

We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
 violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgement and deny our motion for summary judgement. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case.
We believe that the District Judge’s decision is incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgement is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies like ourselves to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the decision to the Eleventh Circuit Court of Appeals. There can be no assurance of the result of such proceeding.
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
Unfortunately, the
MSK-002
trial did not achieve statistical significance on the primary endpoint, which was the eight-item Myasthenia Gravis Activities of Daily
Living (MG-ADL)
total score change from baseline to day 10, in this randomized withdrawal trial with a score of (p=0.2196). The secondary endpoint, Quantitative Myasthenia Gravis (QMG) scale also did not achieve statistical significance (p=0.3736). QMG is a thirteen-item evaluation of ocular, facial, bulbar, gross motor, axial, and respiratory weaknesses. Firdapse
®
was safe and well tolerated during the
MSK-002
trial and demonstrated a safety profile similar to that seen for Firdapse
®
 used for the treatment LEMS. We are continuing to provide Firdapse
®
to trial subjects who have requested that they continue to receive study medication and we are in the process of meeting with our neuromuscular advisors in order to determine our path forward for this indication. We also plan to make the results of this study available in a future scientific forum.
We have completed
a proof-of-concept clinical
study evaluating Firdapse
®
 as a symptomatic treatment for ambulatory patients with Spinal Muscular Atrophy (SMA) Type 3. The study was conducted at trial sites in Italy and Serbia. Details of this trial are available on
 www.clinicaltrials.gov
 (NCT03781479).
We expect to
report top-line results
from this study before the end of 2020.
We are also conducting studies evaluating Firdapse
®
as a treatment for Kennedy’s Disease and Hereditary Neuropathy with liability to Pressure Palsies (HNPP).
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
We are currently in the early stages of developing a long-acting formulation of amifampridine. Although there can be no assurance, we currently anticipate that initial formulation candidates and their drug release and absorption properties will be determined before the end of 2020. There can be no assurance that we will be able to successfully develop a long-acting formulation of Firdapse
®
, that any such formulation will be approved for marketing, or that any such formulation will be commercially viable.
Our NDS filing for Firdapse
®
for the symptomatic treatment of LEMS was approved by Health Canada on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals, pursuant to which we licensed the Canadian rights for Firdapse
®
for the treatment of LEMS to KYE. Pursuant to the license agreement, KYE is obligated to pay us an up-front
payment based on approval and product supply, data protection milestones based on achievements of sales and regulatory milestones, and a sharing of defined net sales upon commercialization.

On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. We have since initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
 Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
 needed to meet the standards of the Canadian Food and Drugs Act. There can be no assurance of the results of this proceeding.
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
We recently met with Japanese regulatory authorities and believe that we have reached an agreement with them as to the scope of the clinical trial that we will be required to undertake in Japan before we will be permitted to submit an application to the Japanese regulatory authorities to seek to commercialize Firdapse
®
for the treatment of LEMS in Japan. We also intend to apply for orphan drug designation in Japan for the symptomatic treatment of LEMS. There can be no assurance that we will successfully obtain the right to commercialize Firdapse
®
in Japan or obtain orphan drug designation.
All of our patent rights for Firdapse
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
In that regard, on October 19, 2020, we announced that we have filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.
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
Capital Resources
At September 30, 2020, we had cash and investments of approximately $127.1 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this Form
10-Q.
There can be no assurance that we will continue to be successful in commercializing Firdapse
®
or will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation
Revenues.
At September 30, 2020 we continued to generate revenues from product sales of Firdapse
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of Firdapse
®
. Although we received approval from Health Canada on July 31, 2020, for Firdapse
®
for the symptomatic treatment of LEMS, as of September 30, 2020, the Company has not launched Firdapse
®
in Canada. At September 30, 2020 and September 30, 2019, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement. At September 30, 2020, we generated revenues of $150,000 from up-front
fees earned under a collaborative agreement with KYE. We expect our revenue from the KYE collaborative agreement to fluctuate in future periods based on our collaborator’s ability to market and sell Firdapse
®
in Canada.
Cost of Sales.
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
®
was expensed, including our
build-up
of anticipated launch product. This has caused cost of sales to appear artificially low as we consumed product manufactured and in process prior to approval, and will continue to do so until we deplete such product and additional product is manufactured and distributed.
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
In the third quarter of 2020, we determined that there is sufficient positive evidence to conclude that it is more likely than not that our additional deferred taxes of approximately $31.3 million are realizable. As a result, we reduced the valuation allowance accordingly.
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
10-K.
Results of Operations
Revenues
.
For the three and nine-month periods ended September 30, 2020, we recognized approximately $29.2 million and $87.9 million, respectively, in net revenue from product sales from Firdapse
®
in the U.S. compared to approximately $30.9 million and $72.2 million for the three and nine-month periods ended September 30, 2019. We recognized $150,000 in revenues from our collaborative arrangements for the three and nine-month periods ended September 30, 2020. We had no revenues from our collaborative arrangement for the three and nine-month periods ended September 30, 2019.

Cost of Sales.
Cost of sales was approximately $3.9 million and $12.2 million for the three and nine-months ended September 30, 2020 compared to approximately $4.4 million and $10.4 million for the three and nine-months ended September 30, 2019. Cost of sales consists principally of royalty payments which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured that was recorded as expense prior to FDA approval of Firdapse
®
.
Research and Development Expenses
.
Research and development expenses for the three-month periods ended September 30, 2020 and 2019 were approximately $3.7 million and $4.6 million, respectively, and represented approximately 21% and 27% of total operating costs and expenses, respectively. Research and development expenses for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Change
	2020	2019	$	%
Research and development expenses	$3,349,986	$4,354,172	(1,004,186)	(23.1)
Employee stock-based compensation	399,247	242,867	156,380	64.4

Total research and development expenses	$3,749,233	$4,597,039	(847,806)	(18.4)

Research and development expenses for the nine-month periods ended September 30, 2020 and 2019 were approximately $12.3 million and $12.5 million, respectively, and represented approximately 22% and 26% of total operating costs and expenses for the nine-month periods ended September 30, 2020 and 2019, respectively. Research and development expenses for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,		Change
	2020	2019	$	%
Research and development expenses	$11,083,166	$11,730,562	(647,396)	(5.5)
Employee stock-based compensation	1,238,521	803,800	434,721	54.1

Total research and development expenses	$12,321,687	$12,534,362	(212,675)	(1.7)

For the three and nine months ended September 30, 2020, research and development expenses decreased approximately $0.8 million and $0.2 million, respectively, compared to the same periods in 2019, primarily attributable to the following:

•
decreases in medical and regulatory affairs and quality assurance expenses and expenses from our ongoing clinical trials evaluating Firdapse
®
for the treatment of
MuSK-MG
as we close out that trial, and our
proof-of-concept
trial evaluating Firdapse
®
for the treatment of SMA Type 3; and

•	increases in employee stock-based compensation which is non-cash and relates to the expense of stock options awards to certain employees and stock option awards due to headcount increases.
We expect that research and development expenses will continue to be substantial in 2020 and into 2021 as we continue our clinical program evaluating Firdapse
®
for the treatment of
MuSK-MG,
continue our
proof-of-concept
trial for SMA Type 3, continue our Expanded Access Program, take steps to develop a long-acting formulation of Firdapse
®
, continue our regulatory path to seek approval of Firdapse
®
in Japan and evaluate Firdapse
®
as a treatment for other neuromuscular diseases.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 were approximately $10.0 million and $8.1 million, respectively, and represented 57% and 47% of total operating costs and expenses for the three months ended September 30, 2020 and 2019, respectively. Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Change
	2020	2019	$	%
Selling	$5,578,521	$4,670,568	907,953	19.4
General and administrative	3,327,841	2,823,031	504,810	17.9
Employee stock-based compensation	1,078,599	574,193	504,406	87.8

Total selling, general and administrative expenses	$9,984,961	$8,067,792	1,917,169	23.8

Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 were approximately $30.9 million and $25.5 million, respectively, and represented 56% and 53% of total operating costs and expenses for the nine months ended September 30, 2020 and 2019, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,		Change
	2020	2019	$	%
Selling	$17,004,447	$14,655,613	2,348,834	16.0
General and administrative	10,323,782	8,944,694	1,379,088	15.4
Employee stock-based compensation	3,553,138	1,871,667	1,681,471	89.8

Total selling, general and administrative expenses	$30,881,367	$25,471,974	5,409,393	21.2

For the three and nine months ended September 30, 2020, selling, general and administrative expenses increased approximately $1.9 million and $5.4 million, respectively, compared to the same periods in 2019, primarily attributable to the following:

•
increases in selling (commercialization) expenses, which consist primarily of the costs of our expansion of the sales force and the cost of contracting with a rare-disease experience inside sales agency;

•
increases in general and administrative expenses, which are primarily due to the expansion of our operations and headcount to support our ongoing efforts to expand our net revenues from sales of Firdapse
®
; and

•
increases in employee stock-based compensation which is
non-cash
and relates to the expense of stock option awards to certain employees and directors and stock option awards due to headcount increases.

We expect that selling, general and administrative expenses will be substantial in future periods as we continue our efforts to sell Firdapse
®
and take steps that we hope will help us expand our business.
Stock-Based Compensation
.
Total stock-based compensation for the three and nine-month periods ended September 30, 2020 were $1.5 million and $4.8 million, respectively, and for the three and nine-month periods ended September 30, 2019 were $0.8 million and $2.7 million, respectively. In the first nine months of 2020, grants were principally of stock options relating to 2019 year-end
bonus awards and grants to new employees. In the first nine months of 2019, most of the option grants were to new employees hired in connection with the launch of Firdapse
®
.
Other Income, Net
.
We reported other income, net in all periods relating to our investment of funds received from offerings of our securities and product sales. For the three and nine-months ended September 30, 2019, other income, net included $100,000 received as part of the settlement agreement between us and Northwestern. Excluding the settlement income, the decrease in other income, net of approximately $606,000 for the nine months ended September 30, 2020 when compared to the same period in 2019 is primarily due to lower yields on investments, despite higher invested balances. Other income, net, generally consists of interest income, dividend income and unrealized and realized gain (loss) on trading securities.

Income Taxes
.
We incurred net operating losses since inception through the three-month period ended March 31, 2019. Our effective income tax rate was 2.79% and 4.18% for the nine months ended September 30, 2020 and 2019, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.
We had no uncertain tax positions as of September 30, 2020 and December 31, 2019.
As of December 31, 2019, our deferred tax assets were primarily the result of US NOL and tax credit carryforwards and a full valuation was recorded against our gross deferred tax asset balance. For the quarter ending September 30, 2020 we recorded a net valuation release of $31.3 million ($0.30 per basic share and $0.29 per diluted share) on the basis of management’s determination that it is more likely than not that the amount of its deferred tax assets will be realized.
Net Income (Loss).
Our net income was approximately $43.3 million and $63.5 million, respectively, for the three and nine months ended September 30, 2020 ($0.42 and $0.61, respectively, per basic share and $0.41 and $0.60, respectively, per diluted share) as compared to net income of approximately $13.6 million and $23.9 million, respectively, for the three and nine months ended September 30, 2019 ($0.13 and $0.23, respectively, per basic and diluted share).
Non-GAAP
Net Income.
Our
non-GAAP
net income, which excludes for the three and nine months ended September 30, 2020 an approximately $1.5 million and $4.8 million, respectively, expense associated with non-cash
stock-based compensation was approximately $44.8 million and $68.3 million ($0.43 and $0.66, respectively, per basic share and $0.42 and $0.64, respectively, per diluted share). Our non-GAAP
net income for the three and nine months ended September 30, 2019 was approximately $14.4 million and $26.6 million, respectively ($0.14 and $0.26, respectively, per basic share and $0.13 and $0.25, respectively, per diluted share) which excludes non-cash
stock-based compensation of approximately $0.8 million and $2.7 million, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple public and private offering of our securities and, since January 2019, from revenues from product sales of Firdapse
®
. At September 30, 2020, we had cash and cash equivalents and investments aggregating approximately $127.1 million and working capital of approximately $125.1 million. At December 31, 2019, we had cash and cash equivalents and investments aggregating approximately $94.5 million and working capital of approximately $87.3 million. At September 30, 2020, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.
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
We may raise additional funds if required in the future through public or private equity offerings, debt financings, corporate collaborations or other means. We also may seek governmental grants for a portion of the required funding for our clinical trials and preclinical trials. We may further seek to raise capital to fund additional product development efforts or product acquisitions, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.
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
Cash Flows.
Net cash provided by operating activities was $31,929,297 and $22,320,032, respectively, for the nine-month periods ended September 30, 2020 and 2019. During the nine months ended September 30, 2020 net cash provided by operating activities was primarily attributable to our net income of $63,545,869, a decrease of $4,665,104 in accounts receivable, net, and $5,633,815 of non-cash
expenses. This was partially offset by increases of $2,790,746 in inventory, $1,262,978 in prepaid expenses and other current assets and deposits and decreases of $31,347,442 in deferred taxes, $2,112,107 in accounts payable, $3,568,729 in accrued expenses and other liabilities and $833,489 in operating lease liability. During the nine months ended September 30, 2019, net cash provided by operating activities was primarily attributable to our net income of $23,945,624, increases of $1,809,662 in accounts payable, $6,400,279 in accrued expenses and other liabilities, and of $2,697,950 of non-cash
expenses. This was partially offset by increases of $10,095,352 in accounts receivable, net, $543,789 in inventory, and $1,689,618 in prepaid expenses and other current assets and deposits and a decrease of $204,724 in operating lease liability.
Net cash used in investing activities was $5,011,398, for the nine-month period ended September 30, 2020, consisting mostly of purchases of short-term investments, partially offset by proceeds from maturities of investments. Net cash provided by investing activities was $5,565,824 for the nine-month period ended September 30, 2019, consisting primarily of proceeds from sales and maturities of investments of $40,310,595, partially offset by purchases of investments of $34,725,401.
Net cash provided by financing activities during the nine-month periods ended September 30, 2020 and 2019 was $676,364 and $537,962, respectively, mostly consisting of proceeds from the exercise of options to purchase common stock.
Contractual Obligations and Arrangements.
We have entered into the following contractual arrangements:

•
Payments under our license agreement
. Under our license agreement, we have agreed to pay (i) royalties to our licensor for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year. For the three and nine-months ended September 30, 2020, we recognized approximately $3.9 million and $11.8 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statement of operations.

•
Purchase commitments
. We have entered into purchase commitments with our contract manufacturing organizations aggregating to approximately $950,000 per year. The agreements expire on various dates through 2024.

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $600,000 in 2020. The agreement expires in November 2022.

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

•	The impact of the recent outbreak of a novel strain of coronavirus on our business or on the economy generally;

•	Whether we will be able to continue to successfully market Firdapse ® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for Firdapse ® for the treatment of Lambert-Eaton Myasthenic Syndrome (“LEMS”) will turn out to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	If the average daily dose taken by patients changes over time, it could affect our results of operations;

•	Whether Firdapse ® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market Firdapse ® on a profitable and cash flow positive basis;

•	Whether any revenue guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will continue to reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for Firdapse
®
;

•	Whether our lawsuits against Jacobus and the specialty pharmacy distributing its product for patent infringement will be successful;

•	The effect on our business and future results of operations arising from the approval by the FDA of Ruzurgi ® for the treatment of pediatric LEMS patients (ages 6 to under 17);

•	Whether our suit against the United States FDA seeking to vacate the FDA’s approval of Ruzurgi ® will ultimately be successful;

•	Whether we can continue to compete successfully if the approval of Ruzurgi ® is not overturned and Ruzurgi ® continues to be prescribed for off-label use by adult LEMS patients;

•	Whether, because of the lower price of Ruzurgi ® , payors will require that patients try off-label Ruzurgi ® first before they approve Firdapse ® as a treatment for adult LEMS patients;

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

•
Whether the trial that we are currently undertaking to evaluate Firdapse
®
for the treatment of Spinal Muscular Atrophy (SMA) Type 3, or any other trials that we may undertake in the future, will be successful;

•	Whether Firdapse ® will ever be approved for the treatment of MuSK-MG, SMA Type 3, or any other neuromuscular disease;

•	Whether we can successfully commercialize Firdapse ® in Canada on a profitable basis;

•	Whether our suit to overturn the approval of Ruzurgi ® in Canada will be successful;

•	The impact on sales of Firdapse ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether we will be able to successfully complete the clinical trial in Japan that will be required to seek approval to commercialize Firdapse ® in Japan;

•	Whether we will be able to obtain approval to commercialize Firdapse ® in Japan;

•	Whether we can successfully develop, obtain approval of and successfully market a long-acting version of Firdapse ® ;

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

Our exposure to interest rate risk is currently confined to our cash and short-term investments that are from time to time invested in highly liquid money market funds, U.S. Treasuries and short-term bond funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.
During the three months ended September 30, 2020, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Litigation over approval of Ruzurgi
®
in the United States
We believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgement and deny our motion for summary judgement. On September 29, 2020, the District Judge handling the Company’s lawsuit against the FDA adopted the previously reported Report and Recommendation of the Magistrate Judge, granted summary judgement in favor of the FDA and Jacobus, and dismissed the Company’s case. The Company has appealed the result to the Eleventh Circuit Court of Appeals. There can be no assurance as to the outcome of this lawsuit.
Litigation over approval of Ruzurgi in Canada
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. The Ruzurgi
®
 Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
 needed to meet the standards of the Canadian Food and Drugs Act. As a result, we have initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. There can be no assurance of the results of this proceeding.
Patent Litigation
On October 19, 2020, we announced that we have filed a lawsuit in the U.S. District Court for New Jersey against Jacobus, and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against PantherRx Rare LLC (PantherRx) for infringement of our patent for Firdapse
®
(the ’893 patent. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of the ‘893 patent. There can be no assurance as to the outcome of this matter.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.  MINE SAFETY DISCLOSURE
Not applicable
ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer
Date: November 9, 2020