Form 10-K
period 2020-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2021-03-15
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File
No. 001-33057

CATALYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State of jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle , Suite 801 Coral Gables , Florida	33134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305)
420-3200
Securities Registered Pursuant to Section 12(b) of the Act.

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPRX	NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
As of June 30, 2020, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting, and non-voting
common equity held by
non-affiliates
was $444,887,344.
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,824,973 shares of common stock, $0.001 par value per share, were outstanding as of March
11
, 2021.
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders. The proxy statement with respect to the 2021 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

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

•	The impact of the COVID-19 pandemic on our business or on the economy generally;

•	Whether we will be able to continue to successfully market Firdapse ® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for Firdapse ® for the treatment of Lambert-Eaton Myasthenic Syndrome (“LEMS”) will turn out to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose taken by patients changes over time and affects our results of operations;

•	Whether Firdapse ® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market Firdapse ® on a profitable and cash flow positive basis;

•	Whether any revenue guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for Firdapse
®
;

•	Whether our lawsuits against Jacobus and the specialty pharmacy distributing its product for patent infringement will be successful;

•	The effect on our business and future results of operations arising from the approval by the FDA of Ruzurgi ® for the treatment of pediatric LEMS patients (ages 6 to under 17);

•	Whether our appeal of the District Court’s decision in our suit against the United States FDA seeking to vacate the FDA’s approval of Ruzurgi ® will be successful;

•	Whether we can continue to compete successfully if the approval of Ruzurgi ® is not overturned and Ruzurgi ® continues to be prescribed for off-label use by adult LEMS patients;

•	Whether, because of the lower price of Ruzurgi ® , payors will require that patients try off-label Ruzurgi ® first before they approve Firdapse ® as a treatment for adult LEMS patients;

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

•	The impact on our business and results of operations of public statements by politicians and a vocal group of LEMS patients and doctors who object to our pricing of Firdapse ® ;

•	Changes in the healthcare industry and the effect of political pressure from and actions by President Biden, Congress and/or medical professionals seeking to reduce prescription drug costs;

•	The state of the economy generally and its impact on our business;

•	Changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, or changes in the healthcare industry generally;

•
The scope, rate of progress and expense of our clinical trials and studies, pre-clinical
studies,
proof-of-concept
studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether COVID-19 will further affect the timing and costs of our currently ongoing and contemplated clinical trials;

•	Whether Firdapse ® will ever be approved for the treatment of any neuromuscular disease other than LEMS;

•	Whether we can successfully commercialize Firdapse ® in Canada on a profitable basis;

•	Whether our suit to overturn the approval of Ruzurgi ® in Canada will be successful;

•	The impact on sales of Firdapse ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether we will be able to successfully complete the clinical trial in Japan that will be required to seek approval to commercialize Firdapse ® in Japan;

•	Whether we will be able to obtain approval to commercialize Firdapse ® in Japan;

•	Whether we can successfully develop, obtain approval of and successfully market a long-acting version of amifapridine;

•	Whether our efforts to grow our business beyond Firdapse ® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•	Whether our version of generic vigabatrin tablets will ever be approved by the FDA;

•
Even if our version of vigabatrin tablets is approved for commercialization, whether Endo Ventures/Par Pharmaceutical (our collaborator in this venture) will be successful in marketing the product; and

•	Whether we will earn milestone payments on the first commercial sale of vigabatrin tablets and royalties on sales of generic vigabatrin tablets.
Our current plans and objectives are based on assumptions relating to the continued commercialization of Firdapse
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
Overview
We are a biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare, debilitating, chronic diseases. We are currently focusing our efforts on products that treat diseases in the neuromuscular and neurological space, but we recently decided to expand our strategic focus to include acquiring or in-licensing
innovative technology platforms and earlier stage programs in other rare disease therapeutic categories outside of these spaces. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do.
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
In March 2020, in light of worsening conditions as a result of the pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. We believe that because many healthcare providers have delayed seeing new patients because of the pandemic, there has been a delay in the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, we believe that as more healthcare providers resume seeing new patients on a regular basis, that this aspect of the
COVID-19
pandemic on our business will lessen.
Our Firdapse
®
supply chain remains robust and thus far we have observed no disruptions in the production of Firdapse
®
. We reiterate that we are committed to providing patients with the ability to obtain an uninterrupted supply of Firdapse
®
, and we believe that we have an adequate supply of Firdapse
®
to address patients’ needs for the foreseeable future. Further, we are advised by our U.S. manufacturing partners that they have implemented contingency plans to remain in operation. We are committed to meeting our patients’ needs for Firdapse
®
and believe that our supply chain will continue to remain solid and uninterrupted through the
COVID-19
outbreak and beyond.
Until such time as the
COVID-19
pandemic is over, it will likely adversely impact the timetable of our ongoing and contemplated clinical trials and studies, and increase the costs of such trials and studies, consistent with the impact that the
COVID-19
pandemic has had on many biopharmaceutical companies.
Strategic Plan for 2021 and Beyond
Our Board of Directors recently approved an expansion in our company’s strategic focus to include acquiring or in-licensing
innovative technology platforms and earlier stage programs in other therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are prepared to invest more heavily in research and development, including acquiring earlier stage opportunities and innovative technology. We believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates that we believe will add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed.
To spearhead this investment, we have commenced a national search for a key executive to manage this more progressive strategy. This person will likely be an M.D. or Ph.D. with at least
15-20
years of relevant pharmaceutical experience and experience in developing innovative drug technology. This person will be responsible for portfolio expansion planning and developing medicines from discovery through marketing authorizations, as well as strategic leadership across all R&D activities including, direct oversight of science and clinical research.
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

On November 28, 2018, we received approval from the FDA for Firdapse
®
10 mg tablets for the treatment of adult LEMS patients (ages 17 and above). In January 2019, we launched Firdapse
®
in the United States, selling through a field force experienced in neurologic, central nervous system or rare disease products consisting at the time of approximately 20 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse
®
for other ultra-orphan, neuromuscular diseases. Finally, we are working with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS, Anti-MuSK antibody positive myasthenia gravis, or
MuSK-MG,
and other neurological diseases, and to provide education for the physicians who treat these rare diseases and the patients they treat.
In early 2020, we expanded our field sales group by almost one hundred percent and contracted with an experienced inside sales agency generating leads through telemarketing to targeted physicians. We made these changes to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from Firdapse
®
. We also continue to make available at
no-cost
a LEMS voltage gated calcium channel (VGCC) antibody testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis. Further, we are continuing to expand our digital and social media activities in order to introduce our product and services to potential patients and their healthcare providers.
We are supporting the distribution of Firdapse
®
through “Catalyst Pathways”
™
, our personalized treatment support program. “Catalyst Pathways”
™
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
®
. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.
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
We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case.

We believe that the District Judge’s decision is incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgment is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the decision to the Eleventh Circuit Court of Appeals. There can be no assurance of the result of such proceeding.
We are currently developing a long-acting formulation of amifampridine phosphate. A number of candidate formulations have been prepared, and three of the most promising formulations were evaluated in a pharmacokinetic (PK) study completed during the fourth quarter of 2020. The results of this first PK study will be used to inform the design and refinement of future product formulations and additional PK work to be conducted in 2021. We have also completed a number of advisory board meetings with both patients and doctors in order to establish the optimum target characteristics of the long-acting formulation of amifampridine phosphate that are desired by the LEMS patient community and treating physicians. There can be no assurance that we will be able to successfully develop a long-acting formulation of amifampridine phosphate, that any such formulation will be approved by the FDA for marketing, or that any such formulation will be commercially viable.
On August 10, 2020, we announced the
top-line
results from our Phase 3 clinical trial
(MSK-002)
evaluating Firdapse
®
for the treatment of adults with
MuSK-MG.
Our trial was a multi-site, international (United States, Italy and Serbia), double-blind, placebo-controlled, clinical trial being conducted under a Special Protocol Assessment (SPA) with the FDA. Unfortunately, the
MSK-002
trial did not achieve statistical significance on its primary endpoint or its secondary endpoint. However, we have recently concluded a detailed analysis of the data from this trial in an effort to understand why the
MuSK-MG
Phase 3 trial did not meet statistical significance on its endpoints, even though clinical improvement was observed by patients and investigators during the initial dose-titration period of the trial and in our previous proof-of-concept
trial. We found in our analysis that there was a large degree of symptom variability during the double-blind withdrawal period. We believe that sources of such variability can be addressed in a redesigned study that may better demonstrate the efficacy of our drug for the treatment of
MuSK-MG.
We plan to present our hypotheses and a revised protocol to the FDA with respect to the
MuSK-MG
indication for discussion during the first half of 2021. However, there can be no assurance that the FDA will either grant a meeting, agree with our protocol design or, even if the study is successful, accept the results of a single study of a different trial design as sufficient evidence for approval of the
MuSK-MG
indication. While we prepare for the meeting with FDA, we also plan to evaluate new clinical trial sites and discuss the new trial design with investigators. After meeting with the FDA, we will determine whether or not to proceed with a new trial that incorporates the new trial design.
Our exploratory study,
SMA-001
(A Randomized Placebo Controlled Crossover Study to Evaluate the Safety and Efficacy of Amifampridine Phosphate in Ambulatory Patients with Spinal Muscular Atrophy (SMA) Type 3, met the primary endpoint of a statistically significant difference for the Hammersmith Functional Motor Scale Expanded (HFMSE). Clinically, however, the effect was modest. The secondary endpoints were not statistically significant, although several individual quality of life measures demonstrated a nominally positive statistically significant change. Key opinion leaders with whom we have spoken believed that Firdapse
®
needed to show a large clinically significant change if there was the possibility to affect disease progression through retrograde signaling from enhanced neuromuscular junction function. After considering all of these factors, we have concluded that the modest results exhibited in this study are unlikely to result in a sufficient modification of disease progression, and, particularly in light of the fact that there are now three approved disease modifying medications for SMA Type 3, we have decided not to pursue the SMA Type 3 indication further.
We intend to conduct a
proof-of-concept
study evaluating Firdapse
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The scientific basis for considering this indication is that leakage of neuron potassium channels is observed in HNPP. Since Firdapse
®
is a potassium channel blocker, it may mitigate the pathological effects of the potassium channel leakage in HNPP patients. There can be no assurance that this proof-of-concept
study will be successful.
There can be no assurance that clinical trials of Firdapse
®
that we undertake in the future will be successful. Further, there can be no assurance that we will ever be granted the right to commercialize Firdapse
®
for any additional indications.
Our NDS filing for Firdapse
®
for the symptomatic treatment of LEMS was approved by Health Canada on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals (KYE), pursuant to which we licensed the Canadian rights for Firdapse
®
for the treatment of LEMS to KYE. Pursuant to the license agreement, KYE is obligated to pay us an up-front
payment based on approval and product supply, data protection milestones based on achievements of sales and regulatory milestones, and a sharing of defined net sales upon commercialization.

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
We have met with Japanese regulatory authorities and believe that we have reached an agreement with them as to the scope of the clinical trial that we will be required to undertake in Japan before we will be permitted to submit an application to the Japanese regulatory authorities to seek to commercialize Firdapse
®
for the treatment of LEMS in Japan. We also have applied for orphan drug designation in Japan for the symptomatic treatment of LEMS. There can be no assurance that we will successfully obtain the right to commercialize Firdapse
®
in Japan or obtain orphan drug designation.
All of our patent rights for Firdapse
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed Patent No. 10,798,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
In that regard, in October 2020, we filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.
We are also pursuing additional patent applications for Firdapse
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
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
Capital Resources
At December 31, 2020, we had cash and investments of approximately $140.3 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing Firdapse
®
or will continue to be profitable. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Our Strategy
Our goal is to develop and commercialize novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and disorders. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do. Specifically, we intend to:

•
Commercialize Firdapse
®
for the treatment of LEMS and other potential neuromuscular diseases and improve disease awareness
. We are currently commercializing Firdapse
®
in the United States and Canada. A cornerstone of our strategy is our continuing development of Catalyst Pathways
™
, our personalized treatment support program, and our development of the patient assistance programs that are required to further our goal that no LEMS patient be denied access to Firdapse
®
for financial reasons within existing legal restrictions. We also hope to develop Firdapse
®
for the treatment of other neuromuscular diseases.

•
Seek to develop a long-acting formulation for Firdapse
®
. We are currently developing a Firdapse
®
long-acting formulation that we hope will provide meaningful patient benefits for patients with LEMS and other neuromuscular indications.

•
Seek to acquire additional products
. While we continue to focus on evaluating Firdapse
®
for the treatment of other neuromuscular indications, we have expanded our strategic focus to include acquiring or in-licensing innovative technology platforms and earlier stage programs in other therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are prepared to invest more heavily in research and development, including acquiring earlier stage opportunities and innovative technology. We believe that this strategic expansion will better position us to build out a broader more diversified portfolio of drug candidates that we expect will add greater value to the company over the near and long-term. However, no products have been acquired to date.

•	Seek approval for Firdapse ® in Japan . We are currently taking steps to seek approval for Firdapse ® in Japan.
Firdapse
®
Product Overview
Firdapse
®
is Catalyst’s registered trade name in the United States for amifampridine phosphate tablets. Amifampridine is the WHO (World Health Organization) registered INN (International Nonproprietary Name) and United States Adopted Name (USAN) for the chemical entity,
3,4-diaminopyridine,
often abbreviated as
3,4-DAP
or DAP. Firdapse
®
contains the phosphate salt of amifampridine, hence the name “amifampridine phosphate.” We will refer to our drug by its trade name in the United States (Firdapse
®
), by the INN/USAN (amifampridine), or by the specific salt in our product (amifampridine phosphate), throughout this
Form 10-K.
Amifampridine has been recommended as the first-line symptomatic treatment for LEMS by the European Federation of Neurological Societies (now known as the European Academy of Neurology). In December 2009, amifampridine phosphate received marketing approval from the European Commission (with the trade name Firdapse
®
) for the symptomatic treatment of patients with LEMS. Safety data from clinical data published over the last 30 years in patients with LEMS or other neurological disorders treated with amifampridine show that amifampridine is well tolerated at doses up to 80 mg per day. Among the 1,279 patients or healthy subjects assessed in the literature, the most frequently reported adverse events (AEs) were perioral and peripheral paresthesias (unusual sensations like pins and needles), and gastrointestinal disorders (abdominal pain, nausea, diarrhea, and epigastralgia (pain around the upper part of the stomach)). These events were typically mild or moderate in severity, and transient, seldom requiring dose reduction or withdrawal from treatment.

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
LEMS is managed by treating the symptoms or treating the underlying autoimmune attack on voltage gated calcium channels. Unapproved treatments include steroids, azathioprine and intravenous immunoglobulin, which work by suppressing the immune system; and pyridostigmine and amifampridine, which enhance neuromuscular transmission. Plasma exchange has also been used to attempt to remove antibodies from the body. Firdapse
®
is a symptomatic treatment and does not alter the underlying autoimmune condition. As a voltage gated potassium blocker, Firdapse
®
prevents charged potassium atoms from leaving the nerve cells, which prolongs the period of depolarization. This allows more charged calcium atoms to enter the nerves, which enables the nerves to release acetylcholine and causes muscles to contract and to restore lost muscle strength in LEMS patients.
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
Some of the factors that affect the size of the population with a rare disease such as LEMS include the number of patients actually diagnosed with the disease, the number of patients who are misdiagnosed with other diseases, and the number of patients who are simply undiagnosed. Additionally, while there is an antibody test that positively identifies patients with LEMS, the test is not particularly well known or utilized at this time by many neurologists. Further, many LEMS patients who have small cell lung cancer (SCLC) are not being treated for LEMS because many oncology medical professionals who treat SCLC patients are generally unfamiliar with how to diagnose and treat LEMS. All of these factors affect the ultimate number of patients who will benefit from treatment with Firdapse
®
.
Firdapse
®
is the only FDA approved, evidence-based therapy for the treatment of LEMS in adults.
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
License Agreement for Firdapse
®
On October 26, 2012, we licensed the exclusive North American rights to Firdapse
®
pursuant to a License Agreement (the “License Agreement”) between us and BioMarin Pharmaceutical Inc. (‘BioMarin”). Under the License Agreement, we make the following royalty payments on our net sales of Firdapse
®
:

•
Royalties to the licensor for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

•
Royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the License Agreement between BioMarin and the third-party licensor) in any calendar year for the duration of any pending or issued patents or regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without pending or issued patents or regulatory exclusivity.

On May 29, 2019, we entered into an amendment to our License Agreement. Under the amendment, we expanded our commercial territory for Firdapse
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
In January 2020, we were advised that BioMarin had sold certain rights under the License Agreement to SERB SA.
We believe that we remain in compliance with our obligations under the License Agreement.
Clinical trials supporting our NDA for Firdapse
®
for LEMS and approval of our NDA
We conducted two successful Phase 3 double-blind, placebo controlled clinical trials evaluating Firdapse
®
for the treatment of LEMS. The results of the first trial published in 2016 in
Muscle
 & Nerve
(
Muscle Nerve, 2016,
53(5):717-725
). The results of the second trial were published in March 2019 in the Journal of Clinical Neuromuscular Disease (
J. Clin Neuromusc Dis 2019;
20:111-119
).
In March 2018, we submitted an NDA seeking approval of Firdapse
®
for the treatment of LEMS. Our NDA was accepted for filing in May 2018 and, on November 28, 2018, the FDA granted approval of Firdapse
®
for the treatment of LEMS in adult patients.
Required Post-Approval Studies
As part of the approval of our NDA for Firdapse
®
for LEMS, the FDA is requiring us to conduct a clinical trial to evaluate the effect of hepatic impairment on the exposure of amifampridine after oral administration of Firdapse
®
relative to that in subjects with normal hepatic function. We have submitted the final protocol and begun screening patients for this trial. We have also established a pregnancy surveillance program to collect and analyze information for a minimum of ten (10) years on pregnancy complications and birth outcomes related to Firdapse
®
. Finally, the FDA required us to perform a second carcinogenicity study of amifampridine phosphate in mice, which we expect to complete on a timely basis.
Expanded access program
We continue to operate an expanded access program (EAP) that is currently making Firdapse
®
available to certain patients diagnosed with CMS or Downbeat Nystagmus (DN). While we are no longer seeking an indication for Firdapse
®
for the treatment of CMS and have closed enrollment in the EAP to new CMS and DN patients, we are currently providing Firdapse
®
to those patients who were previously enrolled in our EAP.
Prior to the approval of our NDA for Firdapse
®
for LEMS, adult LEMS patients were also eligible to participate in our EAP program. We have since migrated the adult LEMS patients previously in our EAP to Catalyst Pathways
™
and to commercial Firdapse
®
.
Sales, Marketing and Distribution
Launch of Firdapse
®
in January 2019
In January 2019, we launched Firdapse
®
in the United States through a field force of approximately 20 personnel who are experienced in neurologic, central nervous system or rare diseases in sales, patient support and payer reimbursement. The sales representatives (Regional Account Managers) who were part of the field force targeted approximately 1,250 physicians who are either neuromuscular specialists or general neurologists with a known adult LEMS patient or specific training in neuromuscular diseases. We also utilized field force Patient Access Liaisons who work with the patients and provider offices to help navigate the insurance landscape, as well as National Account Managers who work directly with the payors to ensure comprehensive coverage for Firdapse
®
across the commercial and governmental plans in the United States. We also have a field-based force of six medical science liaisons who help educate the medical communities and patients about LEMS and about our company’s ongoing clinical trial activities. Further, we work closely with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and the level of support for patients living with LEMS, MuSK antibody positive myasthenia gravis, and other neuromuscular diseases that may be treatable with Firdapse
®
, and to provide education for the physicians who treat these rare diseases and the patients they treat.
In early 2020, we expanded our field sales group by almost one hundred percent and established a partnership with an experienced inside sales agency generating leads through telemarketing to targeted physicians. Through this expansion of our sales team, we are working to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach roughly 9,000 neurology and neuromuscular healthcare providers that might be treating an adult LEMS patient who can benefit from Firdapse
®
. We also make available a
no-cost
LEMS voltage gated calcium channel (VGCC) antibody testing program for physicians who suspect their patient may have LEMS and wish to reach a definitive diagnosis.

We are supporting the distribution of Firdapse
®
through “Catalyst Pathways”
™
, our personalized treatment support program. “Catalyst Pathways”
™
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
In addition, “Catalyst Pathways”
™
is the gateway for our free bridge medication for patients during transitioning from investigational product while they are waiting for a coverage determination or, later on, for patients whose access is threatened by the bureaucratic complications arising from a change of insurer. The “Catalyst Pathways”
™
program is also the access point for our Patient Assistance Program, which provides longer-term free medication for those who are uninsured or functionally uninsured with respect to Firdapse
®
because they may be unable to obtain coverage from their payer despite having health insurance.
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
Access to Firdapse
®
In order to help patients afford their medication, we, like other pharmaceutical companies who are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays
and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay
assistance program designed to keep
out-of-pocket
costs to $10 or less per month is available for all LEMS patients prescribed Firdapse
®
. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to LEMS patients in financial need. Our goal is to ensure that no LEMS patient is ever denied access to their medication for financial reasons.
To date, Firdapse has been widely covered and reimbursed by private and public payors for the indicated small population of adult LEMS patients.
FDA approval of Ruzurgi
®
for pediatric LEMS patients (ages 6 to under 17)
In May 2019, the FDA approved an NDA for Ruzurgi
®
, Jacobus Pharmaceuticals’ version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). We believe that the vast majority of Ruzurgi
®
sales are to adult LEMS patients who are being prescribed the drug off label. If Jacobus is able to successfully sell Ruzurgi
®
off-label
to additional adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.
We believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering this lawsuit filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case.
We believe that the District Judge’s decision is incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgment is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the decision to the Eleventh Circuit Court of Appeals. There can be no assurance of the result of such proceeding.

Third-Party Reimbursement
Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management (PBM) plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for Firdapse
®
are expected to be made on a
plan-by-plan,
and in some cases, on a
patient-by-patient
basis. Particularly given the rarity of LEMS, our experience has been that securing coverage and appropriate reimbursement from third-party payors requires targeted education and highly skilled insurance navigation experts that have experience with rare disease launches and medical exception processes at insurance companies to provide patient coverage for important rare disease therapies. To that end, we have engaged a dedicated team of field-based market access account managers and reimbursement experts as well as a patient service center staffed with experienced personnel focused on ensuring that clinically-qualified patients have access to our product.
There can be no assurance, however, as to whether payors will continue to cover our product, and if so, at what level of reimbursement. Further, there can be no assurance as to whether payors will in the future require that patients try Ruzurgi
®
before they are treated with Firdapse
®
. In that regard, we have advised payors that we will provide free medication to support titration and confirm patient therapeutic benefit. Further, when necessary, we provide patients with access to therapy at no charge while those patients are awaiting coverage decisions.
Our efforts to develop Firdapse
®
as a treatment for additional neuromuscular indications
The current status of our clinical trials evaluating Firdapse
®
for additional indications is as follows:
MuSK-MG
studies
In February 2016, we initiated an investigator-sponsored, randomized, double-blind, placebo-controlled, crossover proof-of-concept
clinical trial evaluating the safety, tolerability and potential efficacy of Firdapse
®
as a symptomatic treatment for patients with
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
The results of this study were published in SAGE Open Medicine and can be accessed at
https://journals.sagepub.com/doi/pdf/10.1177/2050312118819013
.
Subsequently, we engaged in a Phase 3 clinical trial
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
On August 10, 2020, we announced the
top-line
results from our Phase 3 clinical trial
(MSK-002)
evaluating Firdapse
®
for the treatment of adults with
MuSK-MG.
Unfortunately, the
MSK-002
trial did not achieve statistical significance on its primary endpoint or its secondary endpoint, even though clinical improvement was observed by patients and investigators during the initial dose-titration period of the trial and in the company’s previous proof-of-concept
trial. However, we have recently concluded a detailed analysis of the data from this trial in an effort to understand why the
MuSK-MG
Phase 3 trial did not meet statistical significance on its endpoints. We found in our analysis that there was a large degree of symptom variability during the double-blind withdrawal period. We believe that sources of such variability can be addressed in a redesigned study that may better demonstrate the efficacy of our drug for the treatment of
MuSK-MG.
With respect to the
MuSK-MG
indication, we plan to present our hypotheses and a revised protocol to the FDA for discussion during the first half of 2021. However, there can be no assurance that the FDA will either grant a meeting, agree with our protocol design or, even if the study is successful, accept the results of a single study of a different trial design as sufficient evidence for approval of the
MuSK-MG
indication. While we prepare for the meeting with FDA, we also plan to evaluate new clinical trial sites and discuss the new trial design with investigators. After meeting with the FDA, we will determine whether or not to proceed with a new trial that incorporates the new trial design.

Proof-of-concept
clinical trial evaluating Firdapse
®
for the treatment of SMA Type 3
Our exploratory study,
SMA-001
(A Randomized Placebo Controlled Crossover Study to Evaluate the Safety and Efficacy of Amifampridine Phosphate in Ambulatory Patients with Spinal Muscular Atrophy (SMA) Type 3, met the primary endpoint of a statistically significant difference for the Hammersmith Functional Motor Scale Expanded (HFMSE). Clinically, however, the effect was modest. The secondary endpoints were not statistically significant, although several individual quality of life measures demonstrated a positive nominally statistically significant change. Key opinion leaders with whom we have spoken believed that Firdapse
®
 needed to show a large clinically significant change if there was the possibility to affect disease progression through retrograde signaling from enhanced neuromuscular junction function. After considering all of these factors, we have concluded that the modest results exhibited in this study are unlikely to result in a sufficient modification of disease progression, and, particularly in light of the fact that there are now three approved disease modifying medications for SMA Type 3, we have decided not to pursue the SMA Type 3 indication further.
HNPP
proof-of-concept
study
We intend to conduct a
proof-of-concept
study evaluating Firdapse
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The scientific basis for considering this indication is that leakage of neuron potassium channels is observed in HNPP. Firdapse is a potassium channel blocker and may mitigate the pathological effects of the potassium channel leakage in HNPP patients.
HNPP is an autosomal-dominantly inherited peripheral nerve disease caused by a heterozygous deletion of PMP22 gene, leading to a reduction of PMP22 proteins by
35-50%
of normal level, which results in disruption of the myelin sheaths of motor neuron axons. Patients with HNPP often present with focal sensory and motor deficits. The events may be triggered by mild mechanical compressions innocuous to healthy humans. In addition, HNPP patients are also afflicted by fatigue. We believe that HNPP affects about 6,000 patients in the Unites States. There can be no assurance of the results of this trial.
Kennedy’s disease
We had previously reported that we planned to evaluate Firdapse
®
as a treatment of Kennedy’s disease (spinal bulbar muscular atrophy). Previously, key opinion leaders had suggested to us that Firdapse
®
might be an effective treatment for the symptoms of Kennedy’s disease. However, given the results of the SMA Type 3 proof-of-concept
study and the lack of a targeted mechanism of action for Firdapse
®
in Kennedy’s disease, we have determined not to pursue this indication further.
Long-acting version of amifampridine phosphate
We have been developing a long-acting formulation of amifampridine phosphate, and our development remains on track. A large number of candidate formulations were prepared, and three of the most promising formulations were evaluated in a pharmacokinetic (PK) study completed during the fourth quarter of 2020. The results from this first PK study will be used to inform the design and refinement of future product formulations in 2021, and additional PK work is also expected to be conducted during 2021. Catalyst has also completed a number of advisory board meetings with both patients and doctors in order to establish the optimum target characteristics of a long-acting formulation of amifampridine phosphate that are desired by the LEMS patient community and treating physicians.
There can be no assurance that we will be able to successfully develop a long-acting formulation of amifampridine phosphate, that any such formulation will be approved by the FDA for marketing, or that any such formulation will be commercially viable.
Intellectual property and regulatory exclusivity protections for Firdapse
®
All of our patent rights for Firdapse
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed a patent (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
In that regard, in October 2020, we filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.

We are also pursuing additional patent applications for Firdapse
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
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
Until Firdapse
®
was approved in November 2018, no drug product containing amifampridine for any indication had been approved by the FDA such that we received five-year “new chemical entity” exclusivity from the FDA. New chemical entity exclusivity provides a five-year period of marketing exclusivity for all indications and in the absence of an Orange Book listed patent, precludes a generic from submitting an abbreviated new drug application (ANDA) until that five year period has expired. Further, when Firdapse
®
was approved for the treatment of LEMS patients, we received seven-year orphan drug exclusivity for our product for the treatment of LEMS.
In light of the FDA’s decision to approve Ruzurgi
®
, the scope and protections afforded by the exclusivities that we received upon the approval of our product remain unclear, and our suit against the FDA seeking to undo the approval of Ruzurgi
®
is our attempt to undo what we believe was a violation of our statutory right to exclude others from the market. There can be no assurance that we will be successful in those efforts.
We have licensed the Firdapse
®
trademark, and the trademark was registered in the United States in March 2015.
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
Generic Sabril
®
In September 2015, we announced the launch of a program to develop our version of vigabatrin
(CPP-109)
as a generic version of Sabril
®
, which is marketed in the United States by Lundbeck. Lundbeck’s exclusivity for Sabril
®
expired on April 26, 2018. Vigabatrin comes in two dosage forms – a powder sachet and a tablet. Par Pharmaceutical brought the first generic version of the powder sachet to market, and since then several additional generic versions of this product have been approved. However, there is only one approved generic version of the tablets at this time.
On December 18, 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (“Endo”), for the further development and commercialization of generic Sabril
®
tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. Pursuant to the agreement, in December 2018, we received an up-front
payment of $500,000. We will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and certain expenses for development.
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

We have entered into agreements with a supplier of the active pharmaceutical ingredient (API) contained in Firdapse
®
for future requirements and we have contracted with third-party contract manufacturers who are manufacturing Firdapse
®
tablets for us.
Any significant change that we make for Firdapse
®
must be approved by the FDA in a supplemental new drug application (sNDA). If the manufacturing plan and data are insufficient, any sNDA we submit will not be approved. Before an sNDA can be approved, our manufacturers must also demonstrate compliance with FDA’s current Good Manufacturing Practices (cGMPs) regulations and policies. Further, even if we receive approval of any sNDAs for Firdapse
®
, if our manufacturers do not follow cGMPs in the manufacture of our products, it may delay product launches or shipments and adversely affect our business.
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
Before the approval of Firdapse
®
, LEMS was generally treated with unapproved drugs and therapies including steroids, azathioprine, other immunosuppressants and intravenous immunoglobulin, which work by suppressing the immune system, and pyridostigmine. Plasma exchange has also been used in an attempt to remove antibodies from the body. Further, one other product, guanidine HCl tablets, was approved many years ago (during a period when drugs were not required to be reviewed by the FDA for both safety and effectiveness) for use in the treatment of LEMS. However, this drug has significant side effects and is not currently viewed as an effective treatment for LEMS. Notwithstanding, drugs may be prescribed by physicians for the treatment of LEMS whether or not they are considered effective.
In May 2019, we became aware that the FDA had approved an NDA for Jacobus Pharmaceuticals for Ruzurgi
®
, their version of amifampridine
(3,4-DAP)
for the treatment of pediatric LEMS patients (ages 6 to under 17). While we have filed suit against the FDA to vacate their approval of Ruzurgi
®
, there can be no assurance as to the outcome of this lawsuit or as to the impact of the approval of Ruzurgi
®
on our business, financial condition or results of operations.
Finally, we are aware that amifampridine has been available from compounding pharmacies for many years and may remain available, even though we have obtained FDA approval of Firdapse
®
. Compounded amifampridine is likely to be substantially less expensive than Firdapse
®
. The Food and Drug Administration Modernization Act of 1997 included a new section, which clarified the status of pharmacy compounding under Federal law. Under Section 503A, drug products that are lawfully compounded by a pharmacist or physician for an individual patient may be entitled to exemptions from three key provisions of the FDCA: (1) the adulteration provision of section 501(a)(2)(B) (concerning FDA’s cGMP regulations); (2) the misbranding provision of section 502(f)(1) (concerning the labeling of drugs with adequate directions for use); and (3) the new drug provision of section 505 (concerning the approval of drugs under new drug or abbreviated new drug applications).
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

While the FDA has been aggressively enforcing Section 503A since its re-enactment,
compounders may still compound “near copies” (but not “essentially copies”) of approved drug products, under Section 503A, so long as the prescriber makes a change to the compounded formulation that produces for that patient a significant difference between the commercially available drug and the compounded version. Compounders may also copy commercially available products if they do not do so in “regular or inordinate amounts.” In January 2018, FDA published a Final Guidance document titled, “Compounded Drug Products That Are Essentially Copies of a Commercially Available Drug Product Under Section 503A of the Federal Food, Drug, and Cosmetic Act.” This Final Guidance sets forth FDA’s enforcement policy concerning those compounders that make essentially copies of commercially available drug products. FDA has defined the term “regular or inordinate” in the Final Guidance to mean: “a drug product that is essentially a copy of a commercially available drug product is compounded regularly or in inordinate amounts if it is compounded more frequently than needed to address unanticipated, emergency circumstances, or in more than the small quantities needed to address unanticipated, emergency circumstances.” FDA has further stated it will not take enforcement action, considering all the facts and circumstances, against a compounder that compounds less than four “essentially copies” of a commercially available drug product in a calendar month.
Generic Sabril
®
Sabril
®
is marketed by Lundbeck in the United States for infantile spasms and for refractory complex partial seizures. Lundbeck’s sales of Sabril
®
(tablets and sachets) were approximately $195 million in 2018 and $123 million in 2019. One generic version of Sabril
®
tablets has been approved to date in the United States, as have numerous generic version of the powder form. We have entered into a definitive agreement with Endo/Par for the further development and commercialization of generic Sabril
®
tablets.
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
United States review and approval process
FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, pre-clinical
studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before filing it. The FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth
substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2021 this fee is $2,875,842), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to an annual program fee, which for FDA fiscal year 2021 is $336,432 per prescription drug product. User fees typically increase annually. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.
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
There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2021, the application fees are $196,868 per ANDA application and the facility fees are $184,022 per domestic finished dosage form facility, $199,022 per foreign finished dosage form facility, $41,671 per domestic active pharmaceutical ingredient facility, and $56,671 per foreign active pharmaceutical ingredient facility. In addition, there is a new annual program fee based on the size of the generic drug applicant.
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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). In fact, there continue to be efforts in Congress to revise the Affordable Care Act and replace it with another law. As a result, there is great uncertainty as to what changes will be made to United States healthcare laws and there can be no assurance how changes to those laws may affect our business.
We anticipate that in the United States, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:

•	controls on government-funded reimbursement for drugs;

•	mandatory rebates or additional charges to manufacturers for their products to be covered on Medicare Part D formularies;

•	controls on healthcare providers;

•	controls on pricing of pharmaceutical products, including the possible reference of the pricing of United States drugs to non-United States drug pricing for the same product;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	reform of drug importation laws;

•	entering into contractual agreements with payors; and

•	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.
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
Further, the pricing of pharmaceutical products generally, and particularly the pricing of orphan drugs, has recently received scrutiny from the press, and from members of Congress in both parties. Some members of the medical community and Senator Bernie Sanders have also made statements in the press on the potential pricing of orphan drugs generally and on the pricing of our product specifically. The impact of this scrutiny on us and on the pricing of orphan drugs and other pharmaceutical products generally cannot be determined with any certainty at this time.
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
The orphan drug exclusivity contained in the ODA has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community, and a recent proposed change to the ODA would limit the availability of the benefits of the act for drugs that treat more than 200,000 individuals in the United States. There can be no assurance that the exclusivity granted in ODA to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products, if approved.

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
The Centers for Medicare & Medicaid Services (CMS) has issued a final rule that requires manufacturers of approved prescription drugs to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The information reported each year is made publicly available on a searchable website. Failure to submit required information may result in civil monetary penalties. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products, to report gifts and payments to individual physicians in these states and to report certain pricing information, including price increases. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
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
Our Employees
As of March 11, 2021, we had 74 employees, approximately 35 of whom are in our commercial organization, approximately 25 of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several consultants. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.
Our goal in selecting employees is to retain high quality personnel with substantial prior experience who understand and support our mission as a company to develop and commercialize innovative therapies for people with rare, debilitating, chronic neuromuscular and neurological diseases and who are willing to work hard and in a collaborative manner to further that mission.
Available Information
We make available free of charge on or through our Internet website our Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our Internet address is
www.catalystpharma.com
. The content on our website is not, nor should it be deemed to be, incorporated by reference into this Form
10-K.

Item 1A.	Risk Factors
Risk Factors Summary
We are providing the following summary of the risk factors contained in our Form
10-K
to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form
10-K
in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from our recent results or from our anticipated future results.
Risks related to the commercialization of Firdapse
®

•	We depend substantially on the commercial success of Firdapse ® .

•	Our business may in the future require additional capital.

•
Our success depends on our ability to continue to successfully commercialize Firdapse
®
. We are primarily a single product company with limited commercial experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

•
We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and effectively commercialize Firdapse
®
, our business, results of operations and financial condition may be materially adversely affected.

•	Our business is subject to substantial competition.

•
Our recently adopted strategy of seeking to acquire or
in-license
innovative technical platforms or earlier stage drug development programs outside of the neuromuscular disease space may not be successful.

•	The obligations incident to being a public company place significant demands on our management.

•	We are highly dependent on our small number of key personnel and advisors.

•	The ongoing COVID-19 pandemic and the worldwide attempts to contain it could harm our business and results of operations and financial condition and could be adversely impacted by it.

•	We face a risk of product liability claims and may not be able to obtain adequate insurance.

•	Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Risks Related to the Development of Additional Indications for Firdapse
®

•	Our efforts may fail.

•	Failure can occur at any stage of our drug development efforts.

•
We rely on third parties to conduct our
pre-clinical
studies and clinical studies and trials, and if they do not perform their obligations to us we may not be able to obtain approval for additional indications.

•	We will need to continue to develop and maintain distribution and production capabilities or relationships to be successful.

•	If we rely on a sole source of supply to manufacture our products we could be impacted by the viability of our supplier.

•	We may not be able to sufficiently scale-up manufacturing of our drug candidates.

•	We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

•	Pressure on drug product third-party payor coverage, reimbursement and pricing may impair our ability to be reimbursed at prices or on terms sufficient to provide a viable financial outcome.

•
We cannot assess the impact on our business of the public concerns expressed by a U.S. Senator and a vocal group of neuromuscular physicians and patients with LEMS about our pricing of our drug product.

•
Because the target patient populations for Firdapse
®
and our other drug candidates are small, we must achieve significant market share and obtain relatively high per-patient
prices for our products to achieve meaningful gross margins.

•
Our internal computer systems, or those of our contract research organizations and other key vendors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

•	Our employees, sales agents and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
Risks Related to Government Regulation

•	The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize Firdapse ® for additional indications.

•	If our pre-clinical studies or our clinical studies and trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.

•
We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.

•
If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

•	Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize Firdapse ® on any other drug candidates we develop, and affect the prices we may obtain.

•
Firdapse
®
is subject to ongoing regulatory review. If we fail to comply with continuing United States and applicable foreign regulations, we could lose those approvals, and our business would be severely harmed.

•
If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for Firdapse
®
and our other orphan drug candidates, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.

•
We cannot guarantee that the design of, or data collected from, that trial or any of our clinical trials conducted under a Special Protocol Assessment (SPA) will be sufficient to support filing or approval of an NDA.

•
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

Risks Related to our Intellectual Property

•	We are dependent on our relationships and license agreements, and we rely upon the patent rights granted to us pursuant to the license agreements.

•	Our success will depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
There are also general risk factors relating to us that you should consider that relate to our business and to our common stock.
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
Risks related to the commercialization of Firdapse
®
We depend substantially on the commercial success of Firdapse
®
.
Until we launched Firdapse
®
for the treatment of LEMS in January 2019, we focused all of our efforts on obtaining regulatory approval for Firdapse
®
for the treatment of LEMS, on evaluating Firdapse
®
for the treatment of other neuromuscular diseases including CMS,
MuSK-MG
and SMA Type 3, on raising capital, and on recruiting personnel. On November 28, 2018, the FDA approved our first product, Firdapse
®
for the treatment of adults with LEMS, which became commercially available in January 2019. While we reported net income of $75.0 million for fiscal 2020 and $31.9 million for fiscal 2019, we have a prior history of operating losses in all prior fiscal years of our existence. There can be no assurance that we will remain profitable.
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
Our success depends on our ability to continue to successfully commercialize Firdapse
®
. We are primarily a single product company with only limited commercial experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We have invested a significant portion of our efforts and financial resources into the development and commercialization of our lead product, Firdapse
®
, which was approved by the FDA as a treatment for adults with LEMS on November 28, 2018. Our success depends on our ability to effectively commercialize Firdapse
®
, and we expect that the vast majority of our product revenues in the foreseeable future will be from sales of Firdapse
®
. Successful commercialization of Firdapse
®
is subject to many risks. Until we launched Firdapse
®
, we had never launched or commercialized a product, and there is no guarantee that we will be able to continue to be profitable based on our sales of Firdapse
®
. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market growth potential, including by pharmaceutical companies with more resources and experience than we have. The commercial success of Firdapse
®
depends on the extent to which patients and physicians accept and adopt Firdapse
®
. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take Firdapse
®
, or if patients discontinue from use of the medication at rates that are higher than we expect, or if payers decide not to reimburse for our product, the commercial potential of Firdapse
®
will be limited. Thus, significant uncertainty remains regarding the ultimate commercial potential of Firdapse
®
.
Moreover, our ability to effectively generate product revenue from Firdapse
®
will depend on our ability to, among other things:

•	compete successfully with Ruzurgi ® , Jacobus Pharmaceuticals’ version of amifampridine;

•	be successful in our suit against the FDA seeking to maintain our exclusivity under the Orphan Drug Act for treating LEMS patients;

•
educate patients and physicians successfully about efficacy expectations, side effects expectations, and how to successfully dose and titrate the medication to optimal patient benefit in order to minimize discontinuation due to perceived lack of efficacy or side effects;

•	achieve and maintain compliance with regulatory requirements, including those related to our required post-approval studies, promotion and advertising requirements;

•	increase awareness for and achieve market acceptance of Firdapse ® through our sales and marketing activities and other arrangements established for the promotion of Firdapse ® ;

•	train, deploy, support, and retain a qualified field sales and marketing force;

•	secure continued formulary approvals for Firdapse ® with a substantial number of targeted payors;

•
ensure that our third-party manufacturers manufacture Firdapse
®
in sufficient quantities, in compliance with requirements of the FDA and at acceptable quality and pricing levels, in order to meet commercial demand;

•	ensure that our third-party manufacturers develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice (cGMP) regulations;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	ensure that our entire supply chain efficiently and consistently delivers Firdapse ® to our customers;

•
provide
co-pay
assistance to help qualified patients with
out-of-pocket
costs associated with their Firdapse
®
prescription, and/or other programs to ensure patient access to our products, educate physicians and patients about the benefits, administration and use of Firdapse
®
, and obtain acceptance of Firdapse
®
as safe and effective by patients and the medical community;

•	receive adequate levels of coverage and reimbursement for Firdapse ® from commercial health plans and governmental health programs;

•	generate positive experience with our Catalyst Pathways ™ program in helping patients obtain access to Firdapse ® at an acceptable patient out-of-pocket cost;

•	maintain quality relationships with patient advocacy groups;

•	influence the nature of publicity related to our product relative to the publicity related to our competitors’ products; and

•	obtain regulatory approvals for additional indications for the use of Firdapse ® in treating other rare neuromuscular diseases.
Any disruption in our ability to generate product revenue from the sale of Firdapse
®
will have a material and adverse impact on our results of operations.
We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to continue to successfully commercialize Firdapse
®
, our business, results of operations and financial condition may be materially adversely affected.
Our strategy is to continue to successfully commercialize Firdapse
®
in the United States. While we have established our commercial team and launched our product, we have limited experience commercializing pharmaceutical products as an organization. In order to successfully market Firdapse
®
, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to continue to have adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize Firdapse
®
and may not become profitable.
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

Finally, because we are using a very small group of exclusive specialty pharmacies to distribute our product, if the organizations that we work with to deliver our drug do not perform in a lawful manner or have issues unrelated to our business, our business could be adversely affected.
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
Even with the FDA approval of Firdapse
®
, the bulk active pharmaceutical ingredient in the drug (i.e., amifampridine) may be used by compounding pharmacies pursuant to Section 503A of the Federal Food, Drug, and Cosmetic Act because the ingredient is a component of an
FDA-approved
drug product, and pharmacies may lawfully compound for individually identified patients under Section 503A using components of approved drug products. In addition, drugs that are not approved by FDA for the treatment of LEMS, such as a related aminopyridine drug, dalfampridine (Ampyra
®
), may nonetheless be prescribed by physicians for the treatment of LEMS.
For all of these reasons, we may not be able to compete successfully.
Our recently adopted strategy of seeking to acquire or
in-license
innovative technical platforms or earlier stage drug development programs outside of the neuromuscular disease space may not be successful.
On January 6, 2021, we announced an expansion in our strategic focus to include acquiring or in-licensing
innovative technology platforms and earlier stage programs in other therapeutic categories outside of neuromuscular diseases. We are evaluating opportunities to in-license
or acquire products, product candidates and technologies on a selective and targeted basis. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex, and we may be unable to in-license
or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license
promising product candidates and technologies.
The
in-licensing
and acquisition of pharmaceutical products is an area characterized by intense competition, and a number of companies (both more established and early stage biotechnology companies) are also pursuing strategies to in-license
or acquire product candidates or technologies that we may consider attractive. We believe that other companies may be particularly active in pursuing opportunities to in-license
or acquire the same or similar products which we may seek to acquire. More established companies may have a competitive advantage over us due to their size, cash resources and greater research, preclinical or clinical development or commercialization capabilities, while earlier stage companies may be more aggressive or have a higher risk tolerance. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license
or acquire the rights to the relevant product candidate or technology on terms that would allow us to make an appropriate return on our investment. Moreover, we may devote resources to potential acquisitions or in-licensing
opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts or we may incorrectly judge the value of an acquired or in-licensed
product candidate or technology.
If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition and prospects for growth could suffer. In addition, acquisitions and in-licensing
arrangements for product candidates and technologies are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired or licensed product candidate or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to successfully identify, negotiate and execute one or more transactions to acquire or in-license
new product candidates or technologies, our expenses and short-term costs may increase materially and adversely affect our liquidity.

In addition, acquisitions and
in-licenses
may entail numerous operational, financial and legal risks, including:

•	exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;

•	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	inability to maintain uniform standards, controls, procedures and policies;

•	restructuring charges related to eliminating redundancies or disposing of assets as part of any such combination;

•
large write-offs and difficulties in assessing the relative percentages of in-process
research and development expense that can be immediately written off as compared to the amount that must be amortized over the appropriate life of the asset;

•	increased amortization expenses or, in the event that we write down the value of acquired assets, impairment losses;

•
potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired or licensed product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, revenue recognition or other accounting practices, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities; and

•
entry into therapeutic modalities, indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions.

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
insurance on any of our personnel.
The ongoing
COVID-19
pandemic and the worldwide attempts to contain it could harm our business and results of operations and financial condition and could be adversely impacted by it.
The ongoing global outbreak of the coronavirus
COVID-19,
and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. The
COVID-19
pandemic has had, and may continue to have, significant effects on our operations. There can be no assurance as to whether and how long these effects will last and whether following the pandemic whatever trends have occurred will not remain in place and continue to affect our business.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. Global health concerns, such as the
COVID-19
pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as the
COVID-19
pandemic could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.
Risks Related to the Development of Additional Indications for Firdapse
®
Our efforts may fail.
Development of additional indications for Firdapse
®
is subject to risks of failure. For example:

•	Firdapse ® may be found to be ineffective or unsafe for one or more additional indications, or fail to receive necessary regulatory approvals;

•	Firdapse ® may not be economical to market or take substantially longer to obtain necessary approvals for additional indications than anticipated; or

•	competitors may develop and market equivalent or superior products, including next generation products that act with the same mechanism of action as Firdapse ® .
As a result, our drug development activities may not result in any safe, effective and commercially viable additional indications, and we may not be able to commercialize our products successfully. For example, for several years, we evaluated Firdapse
®
for the treatment of CMS,
MuSK-MG
and SMA Type 3. However, Firdapse
®
failed to meet the primary endpoints in a Phase 3 trial for CMS and we are no longer pursing this indication. Further, and even though we achieved statistical significance in the primary endpoint in our proof-of-concept
trial for SMA Type 3 the lack of robust results in this trial has caused us to decide to no longer pursue this indication. Finally, our Phase 3 clinical trial
(MSK-002)
evaluating Firdapse
®
for the treatment of adults with
MuSK-MG
did not achieve statistical significance on its primary endpoint or its secondary endpoint even though clinical improvement was observed by patients and investigators during the initial dose-titration period of the trial and in the company’s previous proof-of-concept
trial. We plan to redesign a Phase 3 study that may better demonstrate the efficacy of our drug for the treatment of
MuSK-MG
and discuss it with FDA during the first half of 2021. However, there can be no assurance that the FDA will either grant a meeting, agree with our protocol design or, even if the study is successful, accept the results of a single study of a different trial design as sufficient evidence for approval of the
MuSK-MG
indication.
Our failure to develop safe, effective, and/or commercially viable products would have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure can occur at any stage of our drug development efforts.
We will only obtain regulatory approval to commercialize Firdapse
®
for additional indications if we can demonstrate to the satisfaction of the FDA (or the equivalent foreign regulatory authorities) in adequate and well-controlled clinical studies and trials that the drug is safe and effective for its intended use, that the clinical and other benefits outweigh the safety risks and that it otherwise meets approval requirements. As we have experienced in the past, a failure of one or more pre-clinical
or clinical trials or studies can occur at any stage of drug development. We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for, or commercializing our drug candidates, including but not limited to:

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
We do not currently have the ability to independently conduct pre-clinical
studies or clinical studies and trials, and we typically rely on third parties, such as third-party contract research and governmental organizations, medical institutions and clinical investigators (including academic clinical investigators), to conduct studies and trials for us. Our reliance on third parties for development activities reduces our control over these activities. These third parties may not complete activities on schedule or may not conduct our pre-clinical
studies and our clinical studies and trials in accordance with regulatory requirements or our study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be adversely affected, and our efforts to obtain regulatory approvals for and commercialize Firdapse
®
for additional indications may be delayed.
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
The commercial success of Firdapse
®
will continue to depend substantially on the extent to which the cost of Firdapse
®
will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to continue to successfully commercialize Firdapse
®
. Even if coverage is provided, the approved reimbursement amount may not be high enough to establish and maintain pricing sufficient to realize a meaningful return on our investment.

Our ability to commercialize Firdapse
®
or any other product candidate will depend in large part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.
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
The pricing of pharmaceutical products, in general, and of specialty drugs, in particular, has been a topic of concern in the United States Congress, where hearings have been held on the topic, and several bills have been introduced proposing a variety of actions to restrain the prices of drugs. Former President Trump frequently discussed his intention to reduce drug prices, as has President Biden. The former Administration solicited public comment on a variety of regulatory proposals to reduce drug prices, and the Department of Health and Human Services (HHS) published an interim final rule that establishes a Most Favored Nation (MFN) Model for Medicare Part B drug payment. This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of average sales price, or ASP. The MFN drug payment amount is expected to be lower than the current
ASP-based
payment limit because U.S. drug prices are generally the highest in the world. Although the MFN Model payment methodology was scheduled to begin on January 1, 2021, it faces uncertain prospects for implementation. By the end of December 2020, three federal courts had granted orders preventing implementation of the MFN Model rule. The likelihood of implementation of any of the former Administration reform initiatives is uncertain, particularly in light of the recent change in administration on January 20, 2021 and the new administration’s silence to date on these issues. We cannot predict how any such laws or regulations, or new laws or regulations that have yet to be proposed, will affect the pricing of our product, of orphan drugs generally, or of pharmaceutical products generally.
We cannot assess the impact on our business of the public concerns expressed by a U.S. Senator and a vocal group of neuromuscular physicians and patients with LEMS about our pricing of our drug product.
In February 2019, we received a letter from Senator Bernie Sanders asking us to justify our pricing decision for Firdapse
®
. In the letter, Senator Sanders accuses us of “fleecing” Americans and “immoral exploitation” because of our decision regarding the pricing of Firdapse
®
. We responded to Senator Sanders, who issued a public statement in response asking then-FDA
Commissioner Scott Gottlieb to allow pharmacies and manufacturers who were previously making this drug to be permitted to resume providing it.
There can be no assurance as to how these matters will affect our business or results of operations.
We are also aware that the vocal group of neuromuscular physicians and a number of LEMS patients who have raised these issues in the past are continuing to raise concerns with the pricing of our product and with the appropriateness of the provisions in the Orphan Drug Act that grant us exclusivity for Firdapse
®
. A few of these patients continue to say negative things about us to the media, to other patients, to the FDA, and to politicians. We cannot assess the impact of these activities on our business.

Because the target patient populations for Firdapse
®
and our other drug candidates are small, we must achieve significant market share and obtain relatively high per-patient
prices for our products to achieve meaningful gross margins.
Firdapse
®
targets diseases with small patient populations. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. Typically, drugs for conditions with small prevalence have higher prices in order to generate a return on investment, and as a result, the per-patient
prices at which we anticipate we may sell Firdapse
®
will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins, and high per patient prices could drive physicians to seek out compounding pharmacies to provide compounded amifampridine to fill their prescriptions rather than Firdapse
®
, thereby lowering the Firdapse
®
market share or penetration in the market. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient
prices for Firdapse
®
for diseases with small patient populations. Further, even if we obtain significant market share for Firdapse
®
, because the potential target populations are very small, we may not be able to maintain profitability despite obtaining such significant market share. Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.
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
Risks Related to Government Regulation
The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize Firdapse
®
for additional indications.
We will not be able to commercialize our products in other countries or for additional indications until we have obtained the requisite regulatory approvals from applicable governmental authorities. To obtain regulatory approval of a drug candidate for an indication, we must demonstrate to the satisfaction of the applicable regulatory agency that such drug candidate is safe and effective for that indication. The type and magnitude of the testing required for regulatory approval varies depending on the drug candidate and the disease or condition for which it is being developed. In addition, in the United States we must show that the facilities used to manufacture our drug candidates are in compliance with cGMP requirements. We will also have to meet similar regulations in any foreign country where we may seek to commercialize our drug candidates. In general, these requirements mandate that manufacturers follow elaborate design, testing, control, documentation, and other quality assurance procedures throughout the entire manufacturing process. The process of obtaining regulatory approvals typically takes several years and requires the expenditure of substantial capital and other resources. Despite the time, expense and resources invested by us in the approval process, we may not be able to demonstrate that our drug candidate is safe and effective for such indications, in which event we would not receive the regulatory approval required to market it.

The FDA and other regulatory authorities generally approve products for particular indications. Firdapse
®
may not be approved for any or all of the indications that we request, which would limit the indications for which we can promote it and adversely impact our ability to generate revenues. We may also be required to conduct costly, post-marketing follow-up
studies if FDA or other regulatory authorities request additional information.
If our
pre-clinical
studies or our clinical studies and trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.
Before we can obtain future regulatory approval for the sale of our drug candidates for an indication, we may have to conduct, at our own expense, pre-clinical
tests in animals in order to support the safety of our drug candidates.
Pre-clinical
testing is expensive, difficult to design and implement, can take several years to complete, and is uncertain as to outcome. Our pre-clinical
tests may produce negative or inconclusive results, and on the basis of such results, we may decide, or regulators may require us, to halt ongoing clinical trials or conduct additional pre-clinical
testing.
Additionally, future clinical trials for our drug candidates may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the start of the trial, an inability to recruit clinical trial participants at the expected rate, failure to demonstrate safety and efficacy, unforeseen safety issues, or unforeseen governmental or regulatory delays. Further, our drug candidate may not be found to be safe and effective in particular indications and may not be approved by regulatory authorities for the proposed indication. Further, regulatory authorities and IRBs that must approve and monitor the safety of each clinical study may suspend a clinical study at any time if the patients participating in such study are deemed to be exposed to any unacceptable health risk. We may also choose to suspend human clinical studies and trials if we become aware of any such risks. We might encounter problems in our clinical trials, including our expanded access program, such as seizures, weakness or other side effects that will cause us, regulatory authorities, or IRBs to delay or suspend such trial or study. Moreover, FDA will consider the data, including safety data, from patients enrolled in our expanded access program in the evaluation of any NDA or sNDA we may submit for Firdapse
®
.
In other countries where Firdapse
®
, or any other product we develop or license may be marketed, we will also be subject to regulatory requirements governing human clinical studies, trials and marketing approval for drugs. The requirements governing the conduct of clinical studies, trials, product licensing, pricing and reimbursement varies widely from country to country.
We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.
We may encounter difficulties in our current and future clinical studies and trials recruiting patients, particularly since the conditions we are studying are rare, orphan conditions. The availability of approved therapies can also make enrollment difficult. We compete for study and trial subjects with others conducting clinical trials testing other treatments for the indications we are studying for our drug candidates. Further, unrelated third parties and investigators in the academic community have in the past and we expect will continue in the future to test our drug candidates, including Firdapse
®
.
If these third-party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.
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
Firdapse
®
is subject to ongoing regulatory review. If we fail to comply with continuing United States and applicable foreign regulations, we could lose those approvals, and our business would be severely harmed.
We are and will continue to be subject to continuing regulatory review for our approved products, including the review of our required nonclinical and clinical post-marketing studies, and other clinical results which are reported after our drug candidates become commercially available approved drugs. As greater numbers of patients use a drug following its approval, side effects and other problems may be observed after approval that were not seen or anticipated during preapproval clinical studies and trials. In addition, the manufacturer, and the manufacturing facilities we use to make any approved drugs, will also be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, including withdrawal of the drug from the market. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension, or withdrawal of regulatory approval, product recalls and seizures, operating restrictions, and criminal prosecutions.
Our product promotion and advertising are also subject to regulatory requirements and continuing regulatory review. In particular, the marketing claims we will be permitted to make in labeling or advertising regarding our marketed products will be limited by the terms and conditions of the
FDA-approved
labeling and available scientific data. We must submit copies of our advertisements and promotional labeling to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements promote our products for unapproved indications, or with unsubstantiated claims, or if we fail to provide appropriate safety related information, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which may demand, among other things, that we cease such promotional activities and issue corrective advertisements and labeling to all recipients of the misbranded materials. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction, or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. Moreover, the Department of Justice can bring civil or criminal actions against companies and executives that promote drugs or biologics for unapproved uses, based on the Federal Food, Drug, and Cosmetic Act, the False Claims Act, and other federal laws governing the marketing and reimbursement for such products under federally supported healthcare programs such as Medicare and Medicaid. Monetary penalties in such cases have often been substantial, and civil penalties can include costly mandatory compliance programs and potential exclusion of a company’s products from federal healthcare programs.
Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize Firdapse
®
or any other drug candidates we develop, and affect the prices we may obtain.
In the United States, there have been a number of court cases, legislative and regulatory changes, and other potential changes relating to the healthcare system that restrict or regulate post-approval activities, which may affect our ability to profitably sell Firdapse
®
or any other drug candidates for which we obtain marketing approval.
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

In 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Reform Law”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The Health Care Reform Law, among other things, revised the definition of Average Manufacturer Price used by the Medicaid Drug Rebate Program for reporting purposes, which could increase the amount of Medicaid drug rebates to states and extended the rebate program to beneficiaries enrolled in Medicaid managed care organizations. The Health Care Reform Law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products and established an annual non-deductible
fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States. The Health Care Reform Law also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance
and included a discount (now 70%, on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The Health Care Reform Law increased the Medicaid rebates for line extensions or reformulated drugs, which could substantially increase our Medicaid rebate rate (in effect limiting reimbursement for these patients).
Beginning in January 2017, former President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. These actions include directing applicable federal agencies to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018 the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in Health Care Reform Law risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and our business, are not yet known. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit ruled that the Health Care Reform Law’s individual mandate is unconstitutional but sent the matter back down to a district court to determine whether that provision can be removed from the rest of the Health Care Reform Law. On March 2, 2020, the U.S. Supreme Court agreed to review the Fifth Circuit’s ruling, and oral argument was heard on November 10, 2020, and a decision may not be made until June 2021. President Biden has made statements regarding changes to the Health Care Reform Law, including possibly revoking some or all of former President Trump’s executive orders. The likelihood of implementation of any of former President Trump’s reform initiatives is uncertain, particularly in light of the recent change in administration.
Additionally, in response to controversies regarding pricing of pharmaceutical products, there has been a recent push to propose legislation, both on state and federal levels, that would require greater disclosure as to the reasoning behind drug prices and, in some cases, could give state or federal-level commissions the right to impose cost controls on certain drugs. These and other new provisions are likely to continue the pressure on pharmaceutical pricing, may require us to modify our business practices with healthcare practitioners, and may also increase our regulatory burdens and operating costs. In that regard, President Biden and members of Congress in both parties have expressed concerns about high drug prices. However, whether and to what extent any such positions will result in changes of the law, and how any such changes could impact our business, cannot be determined at this time.
Legislative and regulatory proposals also have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements. Delays in feedback from the FDA may affect our ability to quickly update or adjust our label in the interest of patient adherence and tolerability. We cannot predict whether other legislative changes will be adopted or how such changes would affect the pharmaceutical industry generally and specifically the commercialization of Firdapse
®
.
If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for Firdapse
®
and our other orphan drug candidates, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee
waivers. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated disease or condition for a period of seven years, with an additional six months of exclusivity if the product also qualifies for pediatric exclusivity. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, a subsequent product is deemed clinically superior, or if the manufacturer is unable to deliver sufficient quantity of the drug.

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
We cannot guarantee that the design of, or data collected from, that trial or any of our clinical trials conducted under a Special Protocol Assessment (SPA) will be sufficient to support filing or approval of an NDA.
In the context of a Phase 3 clinical trial, the purpose of a SPA is to reach agreement with the FDA on the protocol design and analysis that will form the primary basis of an efficacy claim: in other words, if the agreed-upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, FDA may rescind a SPA if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the trial began. Thus, a SPA is not binding on the FDA if, for example, the Agency identifies a safety concern related to the product or its pharmacological class, if FDA or the scientific community recognizes a paradigm shift in disease diagnosis or management, if the relevant data or assumptions provided by the sponsor in the SPA submission are found to be false or misstated, or if the sponsor fails to follow the protocol that was agreed upon with FDA. In addition, a SPA may be modified with the written agreement of the FDA and the trial sponsor. The FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Moreover, even if a clinical trial is conducted pursuant to a SPA, that does not mean that the study will be successful or, even if the study is successful, that the NDA will meet the standard for approval.
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
Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors, customers, and patients expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our drug candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations include the following:

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

•
the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website; effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must also be reported based on information collected during the prior year;

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
All of our patent rights for Firdapse
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed U.S. Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
We may lose our rights to these patents and patent applications if we breach our obligations under the License Agreement, including, without limitation, our financial obligations to the licensor. If we violate or fail to perform any term or covenant of the License Agreement, the licensor may terminate the License Agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the License Agreement, whether by us or by the licensor, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the License Agreement, we would not be able to commercialize Firdapse
®
, and our business, results of operations, financial condition and prospects would be materially adversely affected.
Our commercial success will depend in large part on our ability to use patents and regulatory exclusivity to exclude others from competing with our products. The patent position of emerging pharmaceutical companies like us can be highly uncertain and involve complex legal and technical issues. Until the ’893 patent is interpreted by a court, and unless and until our other pending applications are granted, we will not know the breadth of protection that they will afford us. Our pending applications, if granted, may not contain claims sufficiently broad to prevent others from practicing our technologies or marketing competing products. Third parties may intentionally attempt to design around any Firdapse
®
patents that ultimately grant so as to compete with us without infringing our patents. Although granted patents enjoy a presumption of validity, there is a risk that the ’893 patent and any patents resulting from our ongoing prosecution efforts may be invalidated or rendered unenforceable if challenged by others.
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
Under our License Agreements, we have the right to bring legal action against any alleged infringers of the patents we license. In that regard, on October 19, 2020, we announced that we have filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. Under our License Agreements, we are responsible for all costs relating to such potential litigation and we have the right to any proceeds received as a result of such litigation. However, even if we are successful in this or any other litigation we may file, there is no assurance we would be awarded any monetary damages.
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
General Risk Factors Relating to our Common Stock
The trading price of the shares of our common stock has been and could in the future be highly volatile.
The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for biopharmaceutical companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	developments concerning our clinical studies and trials and our pre-clinical studies;

•	status of regulatory requirements for approval of our drug candidates;

•	adverse publicity regarding the pricing of Firdapse ® ;

•	announcements of product development successes and failures by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	adverse changes in the abilities of our third-party manufacturers to provide drug or product in a timely manner or to meet FDA requirements;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or unanticipated variations in operating results;

•	expiration or termination of licenses (particularly our License Agreement for Firdapse ® ), research contracts, or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	changes in the market valuations of similar companies;

•	changes in pharmaceutical company regulations or reimbursements for pharmaceutical products as a result of healthcare reform or other legislation;

•	changes in economic conditions; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.
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
As of March 11, 2021, we had 103,824,973 shares of our common stock outstanding, of which 7,234,820 shares were held by our officers and directors. We also had outstanding: (i) stock options to purchase an aggregate of 13,888,670 shares at exercise prices ranging from $0.79 to $6.63 per share (8,625,621 of which are currently exercisable); and (ii) restricted stock units for 235,671 shares of common stock (none of which are currently vested). Sales of shares, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
We currently operate our business in leased office space in Coral Gables, Florida. During 2020 we leased approximately 7,800 square feet of space for which we paid annual rent of approximately $330,000. During May 2020 we amended our office lease to increase our leased space to approximately 10,700 square feet. The amended lease commenced in early 2021 when construction of the asset was completed and the space became available for use. Consequently, we will record the effects of the amended lease in Q1 2021.

Item 3.	Legal Proceedings
Ruzurgi
®
We believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.

On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case.
We believe that the District Judge’s decision is incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgment is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the decision to the Eleventh Circuit Court of Appeals. There can be no assurance of the result of such proceeding.
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
Patent Litigation
All of our patent rights for Firdapse
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed U.S. Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
In that regard, on October 19, 2020, we announced that we have filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.
Other Litigation
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
total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the Russell MicroCap index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2015 to 12/31/2020.

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright
©
2021 Russell Investment Group. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20
Catalyst Pharmaceuticals, Inc.	100.00	42.86	159.59	78.37	153.06	136.33
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Russell MicroCap	100.00	120.37	136.22	118.40	144.96	175.34
NASDAQ Biotechnology	100.00	78.65	95.67	87.19	109.08	137.90
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol “CPRX.” The closing sale price for the common stock on March 11, 2021 was $3.77. As of March 11, 2021, there were 31 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Equity compensation plans approved by security holders (1)	13,393,669	$3.10	1,856,008	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	13,393,669	$3.10	1,856,008

(1)	Includes our 2014 Stock Incentive Plan and our 2018 Stock Incentive Plan
(2)	Remaining shares are only under our 2018 Stock Incentive Plan
Sales of Unregistered Securities
None.
Issuer Purchases of Unregistered Securities
None.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in Item 1A of this report.

Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•
Overview
. This section provides a general description of our business and information about our business that we believe is important in understanding our financial condition and results of operations.

•	Basis of Presentation . This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the 2020 fiscal year.

•
Critical Accounting Policies and Estimates
. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in the notes to our accompanying consolidated financial statements.

•
Results of Operations
. This section provides an analysis of our results of operations for the three fiscal years presented in the accompanying consolidated statements of operations and comprehensive income (loss).

•	Liquidity and Capital Resources . This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•
Caution Concerning Forward-Looking Statements
. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview
We are a biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare, debilitating, chronic diseases. We are currently focusing our efforts on products that treat diseases in the neuromuscular and neurological space, but we recently decided to expand our strategic focus to include acquiring or in-licensing
innovative technology platforms and earlier stage programs in other rare disease therapeutic categories outside of these spaces. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do.
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
In March 2020, in light of worsening conditions as a result of the pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. We believe that because many healthcare providers have delayed seeing new patients because of the pandemic, there has been a delay in the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, we believe that as more healthcare providers resume seeing new patients on a regular basis, that this aspect of the
COVID-19
pandemic on our business will lessen.
Our Firdapse
®
supply chain remains robust and thus far we have observed no disruptions in the production of Firdapse
®
. We reiterate that we are committed to providing patients with the ability to obtain an uninterrupted supply of Firdapse
®
, and we believe that we have an adequate supply of Firdapse
®
to address patients’ needs for the foreseeable future. Further, we are advised by our U.S. manufacturing partners that they have implemented contingency plans to remain in operation. We are committed to meeting our patients’ needs for Firdapse
®
and believe that our supply chain will continue to remain solid and uninterrupted through the
COVID-19
outbreak and beyond.
Until such time as the
COVID-19
pandemic is over, it will likely adversely impact the timetable of our ongoing and contemplated clinical trials and studies, and increase the costs of such trials and studies, consistent with the impact that the
COVID-19
pandemic has had on many biopharmaceutical companies.
Strategic Plan for 2021 and Beyond
Our Board of Directors recently approved an expansion in our company’s strategic focus to include acquiring or in-licensing
innovative technology platforms and earlier stage programs in other therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are prepared to invest more heavily in research and development, including acquiring earlier stage opportunities and innovative technology. We believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates that we believe will add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed.

To spearhead this investment, we have commenced a national search for a key executive to manage this more progressive strategy. This person will likely be an M.D. or Ph.D. with at least
15-20
years of relevant pharmaceutical experience and experience in developing innovative drug technology. This person will be responsible for portfolio expansion planning and developing medicines from discovery through marketing authorizations, as well as strategic leadership across all R&D activities including, direct oversight of science and clinical research.
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
On November 28, 2018, we received approval from the FDA for Firdapse
®
10 mg tablets for the treatment of adult LEMS patients (ages 17 and above). In January 2019, we launched Firdapse
®
in the United States, selling through a field force experienced in neurologic, central nervous system or rare disease products consisting at the time of approximately 20 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse
®
for other ultra-orphan, neuromuscular diseases. Finally, we are working with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS, Anti-MuSK antibody positive myasthenia gravis, or
MuSK-MG,
and other neurological diseases, and to provide education for the physicians who treat these rare diseases and the patients they treat.
In early 2020, we expanded our field sales group by almost one hundred percent and contracted with an experienced inside sales agency generating leads through telemarketing to targeted physicians. We made these changes to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from Firdapse
®
. We also continue to make available at
no-cost
a LEMS voltage gated calcium channel (VGCC) antibody testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis. Further, we are continuing to expand our digital and social media activities in order to introduce our product and services to potential patients and their healthcare providers.
We are supporting the distribution of Firdapse
®
through “Catalyst Pathways”
™
, our personalized treatment support program. “Catalyst Pathways”
™
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
®
. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.
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

We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case.
We believe that the District Judge’s decision is incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgment is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the decision to the Eleventh Circuit Court of Appeals. There can be no assurance of the result of such proceeding.
We are currently developing a long-acting formulation of amifampridine phosphate. A number of candidate formulations have been prepared, and three of the most promising formulations were evaluated in a pharmacokinetic (PK) study completed during the fourth quarter of 2020. The results of this first PK study will be used to inform the design and refinement of future product formulations and additional PK work to be conducted in 2021. We have also completed a number of advisory board meetings with both patients and doctors in order to establish the optimum target characteristics of the long-acting formulation of amifampridine phosphate that are desired by the LEMS patient community and treating physicians. There can be no assurance that we will be able to successfully develop a long-acting formulation of amifampridine phosphate, that any such formulation will be approved by the FDA for marketing, or that any such formulation will be commercially viable.
On August 10, 2020, we announced the
top-line
results from our Phase 3 clinical trial
(MSK-002)
evaluating Firdapse
®
for the treatment of adults with
MuSK-MG.
Our trial was a multi-site, international (United States, Italy and Serbia), double-blind, placebo-controlled, clinical trial being conducted under a Special Protocol Assessment (SPA) with the FDA. Unfortunately, the
MSK-002
trial did not achieve statistical significance on its primary endpoint or its secondary endpoint. However, we have recently concluded a detailed analysis of the data from this trial in an effort to understand why the
MuSK-MG
Phase 3 trial did not meet statistical significance on its endpoints, even though clinical improvement was observed by patients and investigators during the initial dose-titration period of the trial and in our previous proof-of-concept
trial. We found in our analysis that there was a large degree of symptom variability during the double-blind withdrawal period. We believe that sources of such variability can be addressed in a redesigned study that may better demonstrate the efficacy of our drug for the treatment of
MuSK-MG.
We plan to present our hypotheses and a revised protocol to the FDA with respect to the
MuSK-MG
indication for discussion during the first half of 2021. However, there can be no assurance that the FDA will either grant a meeting, agree with our protocol design or, even if the study is successful, accept the results of a single study of a different trial design as sufficient evidence for approval of the
MuSK-MG
indication. While we prepare for the meeting with FDA, we also plan to evaluate new clinical trial sites and discuss the new trial design with investigators. After meeting with the FDA, we will determine whether or not to proceed with a new trial that incorporates the new trial design.
Our exploratory study,
SMA-001
(A Randomized Placebo Controlled Crossover Study to Evaluate the Safety and Efficacy of Amifampridine Phosphate in Ambulatory Patients with Spinal Muscular Atrophy (SMA) Type 3), met the primary endpoint of a statistically significant difference for the Hammersmith Functional Motor Scale Expanded (HFMSE). Clinically, however, the effect was modest. The secondary endpoints were not statistically significant, although several individual quality of life measures demonstrated a nominally positive statistically significant change. Key opinion leaders with whom we have spoken believed that Firdapse
®
needed to show a large clinically significant change if there was the possibility to affect disease progression through retrograde signaling from enhanced neuromuscular junction function. After considering all of these factors, we have concluded that the modest results exhibited in this study are unlikely to result in a sufficient modification of disease progression, and, particularly in light of the fact that there are now three approved disease modifying medications for SMA Type 3, we have decided not to pursue the SMA Type 3 indication further.

We intend to conduct a
proof-of-concept
study evaluating Firdapse
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The scientific basis for considering this indication is that leakage of neuron potassium channels is observed in HNPP. Since Firdapse
®
is a potassium channel blocker, it may mitigate the pathological effects of the potassium channel leakage in HNPP patients. There can be no assurance that this proof-of-concept
study will be successful.
There can be no assurance that clinical trials of Firdapse
®
that we undertake in the future will be successful. Further, there can be no assurance that we will ever be granted the right to commercialize Firdapse
®
for any additional indications.
Our NDS filing for Firdapse
®
for the symptomatic treatment of LEMS was approved by Health Canada on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals (KYE), pursuant to which we licensed the Canadian rights for Firdapse
®
for the treatment of LEMS to KYE. Pursuant to the license agreement, KYE is obligated to pay us an up-front
payment based on approval and product supply, data protection milestones based on achievements of sales and regulatory milestones, and a sharing of defined net sales upon commercialization.
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
We have met with Japanese regulatory authorities and believe that we have reached an agreement with them as to the scope of the clinical trial that we will be required to undertake in Japan before we will be permitted to submit an application to the Japanese regulatory authorities to seek to commercialize Firdapse
®
for the treatment of LEMS in Japan. We also have applied for orphan drug designation in Japan for the symptomatic treatment of LEMS. There can be no assurance that we will successfully obtain the right to commercialize Firdapse
®
in Japan or obtain orphan drug designation.
All of our patent rights for Firdapse
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed Patent No. 10,798,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
In that regard, in October 2020, we filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine, 10 mg). The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.
We are also pursuing additional patent applications for Firdapse
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
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
Capital Resources
At December 31, 2020, we had cash and investments of approximately $140.3 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing Firdapse
®
or will continue to be profitable. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Basis of Presentation
Revenues.
At December 31, 2020 we continued to generate revenues from product sales of Firdapse
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of Firdapse
®
. We received approval from Health Canada on July 31, 2020, for Firdapse
®
for the symptomatic treatment of LEMS and as of December 31, 2020, the Company has launched Firdapse
®
in Canada. At December 31, 2020 and 2019, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement. At December 31, 2020, we generated revenues of $332,186 from our collaborative agreement with KYE Pharmaceuticals. We expect our revenue from the KYE collaborative agreement to fluctuate in future periods based on our collaborator’s ability to market and sell Firdapse
®
in Canada.
Cost of Sales.
Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of Firdapse
®
. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. Prior to FDA approval in November 2018, the cost of manufacturing Firdapse
®
was expensed, including our
build-up
of anticipated launch product. This will cause the cost of sales to appear artificially low as we consumed product manufactured and in process prior to approval, and will continue to do so until we deplete such product.
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
®
.
Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations (CROs). In the normal course of our business we contract with third parties to perform various clinical study and trial activities in the on-going
development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to preclinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Preclinical and clinical study and trial activities require significant up-front
expenditures. We anticipate paying significant portions of a study or trial’s cost before they begin and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling, General and Administrative Expenses.
During 2019, we actively committed funds to developing our commercialization program for Firdapse
®
and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales program for Firdapse
®
.
Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal including litigation cost, information technology, accounting, and consulting services.
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
We incurred operating losses from inception through the three-month period ended March 31, 2019. As of December 31, 2020, and 2019, we had net operating loss carryforwards of approximately $3 million and $45 million, respectively. The net operating loss carry-forwards at December 31, 2020 will expire at various dates beginning 2035 through 2037. If an ownership change, as defined under Internal Revenue Code 382, occurs, the use of these carry-forwards may be subject to limitations.
In the third quarter of 2020, we determined that there was sufficient positive evidence to conclude that it is more likely than not that our additional deferred taxes of approximately $33.0 million are realizable. As a result, we reduced the valuation allowance accordingly.
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
The
non-GAAP
financial measure that we present exclude from the calculation of net income the expense associated with stock-based compensation. Further, we often report non-GAAP
net income (loss) per share, which is calculated by dividing non-GAAP
net income (loss) by the weighted average common shares outstanding.
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
The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive income (loss) are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, leases, preclinical study and clinical trial expenses, stock-based compensation and valuation allowance for deferred tax assets. The accounting policies described below are not intended to be a comprehensive list of all of our accounting policies but represent the accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our consolidated financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures as required by U.S. GAAP.
Revenue Recognition.
Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts with our Customer, payors, and other indirect customers relating to the sale of our products. These reserves are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2020 and 2019 and, therefore, the transaction price was not reduced further during the years ended December 31, 2020 and 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” in the consolidated financial statements included in this report for further details on revenue recognition.

Stock-Based Compensation.
We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point
between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the expected life of our stock options awards. For the years ended December 31, 2020 and 2019, the assumptions used were an estimated annual volatility of 81.4% and 75.5%, expected holding periods of four and a half years, and risk-free interest rates of 0.24% to 1.64% and 1.51% to 2.53%, respectively.
Valuation Allowance for Deferred Tax Assets.
We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Management’s analysis depends on historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities. In the third quarter of 2020, we determined that there was sufficient positive evidence to conclude that it is more likely than not that our additional deferred taxes are realizable. As a result, we reduced the valuation allowance accordingly.
Results of Operations
Years Ended December 31, 2020 and 2019
Revenues.
For the year ended December 31, 2020, we recognized $118.7 million in net revenue from product sales of Firdapse
®
in the U.S. compared to $102.3 million for the year ended December 31, 2019. The increase of approximately $16.4 million was due to net price increases and increases in sales volumes of approximately 9.6%. For the year ended December 31, 2020, we also recognized $332,186 in revenues from collaborative arrangements. We had no revenues from our collaborative arrangements for the year ended December 31, 2019.
Cost of Sales.
Cost of sales was approximately $17.0 million for the year ended December 31, 2020 compared to $14.8 million for the year ended December 31, 2019. Cost of sales consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured that was recorded as expense prior to FDA approval of Firdapse
®
.
Research and Development Expenses.
Research and development expenses for the years ended December 31, 2020 and 2019 were approximately $16.5 million and $18.8 million, respectively, and represented approximately 21% and 27% of total operating costs and expenses, respectively. Research and development expenses for the years ended December 31, 2020 and 2019 were as follows:

	For the year ended December 31,		Change
	2020	2019	$	%
Research and development expenses	$14,911,513	$17,705,156	(2,793,643)	(15.8)
Employee stock-based compensation	1,585,202	1,137,596	447,606	39.3

Total research and development expenses	$16,496,715	$18,842,752	(2,346,037)	(12.5)

For the year ended December 31, 2020, research and development expenses decreased approximately $2.3 million compared to the same period in 2019, primarily attributable to the decreases in medical and regulatory affairs and quality assurance expenses and expenses from our ongoing clinical trials evaluating Firdapse
®
for the treatment of
MuSK-MG
and SMA Type 3, as we closed out these trials in the latter part of 2020; partly offset by increases in employee stock-based compensation, which is non-cash
and relates to the expense of stock compensation awards to certain employees and stock option awards due to headcount increases.
We expect that research and development expenses will continue to be substantial in 2021 as we begin a proof-of-concept
trial for HNPP, continue our Expanded Access Program, take steps to continue the development of a long-acting formulation of Firdapse
®
, continue our regulatory path to seek approval of Firdapse
®
in Japan and evaluate Firdapse
®
as a treatment for other neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were approximately $44.2 million and $36.9 million, respectively, and represented approximately 57% and 52% of total operating costs and expenses for the years ended December 31, 2020, and 2019, respectively. Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were as follows:

	For the year ended December 31,		Change
	2020	2019	$	%
Selling	$23,567,221	$19,947,916	3,619,305	18.1
General and administrative	15,990,812	14,246,052	1,744,760	12.2
Employee stock-based compensation	4,675,721	2,687,219	1,988,502	74.0

Total selling, general and administrative expenses	$44,233,754	$36,881,187	7,352,567	19.9

For the year ended December 31, 2020, selling, general and administrative expenses increased approximately $7.4 million, compared to the same period in 2019, primarily attributable to the following:

•
increases in selling (commercialization) expenses, which consist primarily of the costs of the expansion of our sales force and the cost of contracting with a rare-disease experienced inside sales agency;

•
increases in general and administrative expenses are primarily due to increases in legal cost, including litigation, investor relations costs and the expansion of our operations and headcount to support our ongoing efforts to increase our net revenues from sales of Firdapse
®
partly offset by decrease in 2020 contributions to 501(c)(3) organizations supporting LEMS patients, due to the accrual in the fourth quarter of 2019 of approximately $1.5 million in pledge contributions attributable to 2020 activities; and

•
increases in employee stock-based compensation which is
non-cash
and relates to the expense of stock option awards to certain employees and directors and stock option awards due to headcount increases.

We expect that selling, general and administrative expenses will be substantial in future periods as we continue our efforts to increase our revenues from Firdapse
®
and take steps to expand our business.
Stock-Based Compensation.
Total stock-based compensation for the years ended December 31, 2020 and 2019 was $6.3 million and $3.8 million, respectively. In 2020, grants were principally of stock options relating to 2020 year-end
bonus awards and grants to new employees. In 2019, option grants were principally for year-end
bonus awards and to new employees hired in connection with the launch of Firdapse
®
.
Other Income, Net.
We reported other income, net in all periods, primarily relating to our investment of our cash and cash equivalents and investments. The decrease in other income, net for the year ended December 31, 2020 of approximately $1.0 million when compared to the same period in 2019 is primarily due to lower yields on investments, despite higher invested balances. Other income, net, consists of interest income, dividend income, and unrealized and realized gain (loss) on trading securities.

Income Taxes.
We incurred net operating losses from inception through the three-month period ended March 31, 2019. As of December 31, 2020, and 2019, we had net operating loss carryforwards of approximately $3 million and $45 million, respectively, available to reduce future taxable income. Remaining net operating loss carry-forwards will expire at various dates beginning 2035 and ending in 2037. If an ownership change, as defined under Internal Revenue Code 382, occurs, the use of these carry-forwards may be subject to limitations.
We had no uncertain tax positions as of December 31, 2020 and December 31, 2019.
As of December 31, 2019, our deferred tax assets were primarily the result of US net operating loss and tax credit carryforwards and a full valuation was recorded against our gross deferred tax asset balance. For the year ending December 31, 2020 we recorded a net valuation release of $41.6 million ($0.40 per basic share and $0.39 per diluted share) on the basis of management’s determination that it is more likely than not that the amount of its deferred tax assets will be realized.
Net Income (Loss).
Our net income was approximately $75.0 million in the year ended December 31, 2020 ($0.72 per basic and $0.71 per diluted share) as compared to net income of approximately $31.9 million in the year ended December 31, 2019 ($0.31 per basic and $0.30 per diluted share).
Non-GAAP
Net Income.
Our
non-GAAP
net income for 2020, which excludes an approximately $6.3 million expense associated with non-cash
stock-based compensation, was approximately $81.2 million ($0.78 per basic and $0.76 per diluted share). Our non-GAAP
income for 2019, which excludes an approximately $3.8 million expense associated with non-cash
stock-based compensation, was approximately $35.7 million ($0.35 per basic and $0.34 per diluted share).
Years Ended December 31, 2019 and 2018
Revenues.
For the year ended December 31, 2019, we recognized $102.3 million in net revenue from product sales of Firdapse
®
. We had no revenues from product sales for the year ended December 31, 2018. We had no revenues from our collaborative arrangement in 2019. We had revenues in 2018 in the amount of $500,000 relating to the up-front
payment from Endo in connection with the collaboration for vigabatrin tablets.
Cost of Sales.
Cost of sales was $14.8 million for the year ended December 31, 2019, compared to $0 for the year ended December 31, 2018. The increase in cost of sales was entirely attributable to the commercial launch of Firdapse
®
in January 2019. Cost of sales includes royalty payments which are based on net revenue as defined in the applicable license agreement.
Research and Development Expenses.
Research and development expenses for the years ended December 31, 2019 and 2018 were approximately $18.8 million and $19.9 million, respectively, and represented approximately 27% and 56% of total operating costs and expenses for the years ended December 31, 2019, and 2018 respectively. Research and development expenses for the years ended December 31, 2019 and 2018 were as follows:

	For the year ended December 31,		Change
	2019	2018	$	%
Research and development expenses	$17,705,156	$18,839,974	(1,134,818)	(6.0)
Employee stock-based compensation	1,137,596	1,079,230	58,366	5.4

Total research and development expenses	$18,842,752	$19,919,204	(1,076,452)	(5.4)

For the year ended December 31, 2019, research and development expenses decreased approximately $1.1 million compared to same period in 2018, primarily attributable to a decrease in milestone payments made as part of the settlement agreement with the former stockholders of Huxley Pharmaceuticals during the third quarter of 2018.

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

	For the year ended December 31,		Change
	2019	2018	$	%
Selling	$19,947,916	$—	19,947,916	100.0
General and administrative	14,246,052	13,404,547	841,505	6.3
Employee stock-based compensation	2,687,219	2,471,414	215,805	8.7

Total selling, general and administrative expenses	$36,881,187	$15,875,961	21,005,226	132.3

For the year ended December 31, 2019, selling, general and administrative expenses increased approximately $21.0 million, compared to the same period in 2018, primarily attributable to the following:

•
increases in selling (commercialization) expenses, which consist primarily of commercial systems implementation costs, hiring of the sales force and supporting personnel, product launch costs, and costs of our market access and market research efforts
(pre-commercial
expenses incurred in 2018 in the amount of $6,897,483 before our launch of commercial Firdapse
®
were included in general and administrative expenses);

•	increases in general and administrative costs attributable to the growth of our organization as we have grown from an R&D company to a commercial stage pharmaceutical company;

•
contributions to 501(c)(3) organizations supporting LEMS patients, including the accrual in the fourth quarter of 2019 of approximately $1.5 million in pledge contributions attributable to 2020 activities; and

•	increases in employee stock-based compensation which is non cash and relates to the expense of stock options awarded to certain employees, officers and directors.
Stock-Based Compensation.
Total stock-based compensation expense for the years ended December 31, 2019 and 2018 was $3,824,815 and $3,550,644, respectively. The increase in stock-based compensation for the year ended December 31, 2019, when compared to the same period in 2018, is primarily due to the expense of grants to new employees hired in connection with the launch of Firdapse
®
.
Other Income, Net.
We reported other income, net in all periods primarily relating to our investment of funds received from offerings of our securities and product sales. The increase in other income, net for the year ended December 31, 2019 when compared to the same period in 2018 is primarily due to higher invested balances and higher yields on investments. Other income, net, consists of interest income, dividend income, and realized gain (loss) on trading securities. For the year ended December 31, 2019, other income, net also includes $100,000 received as part of a settlement agreement between us and Northwestern University relating to
CPP-115.
These proceeds were used fund our drug development activities and our operations.
Income Taxes.
Our effective income tax rate was 4.6% and 0% for the year ended December 31, 2019 and 2018, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% is driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items.
We had no uncertain tax positions as of December 31, 2019 and December 31, 2018. We have a full valuation allowance for our deferred tax assets at December 31, 2019 and December 31, 2018.

Net Income (Loss).
Our net income was $31,875,337 in the year ended December 31, 2019 ($0.31 per basic and $0.30 per diluted share) as compared to a net loss of ($34,003,514) in the year ended December 31, 2018 ($0.33 per basic and diluted share).
Non-GAAP
Net Income.
Our
non-GAAP
net income, which excludes for 2019 a $3,824,815 expense associated with stock-based compensation was $35,700,152 ($0.35 and $0.34, respectively, per basic and diluted share). Our non-GAAP
net loss for the year ended December 31, 2018 was $30,452,870 ($0.30 per basic and diluted share), which excludes non-cash
stock compensation of $3,550,664.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple public and private offerings of our securities and, since January 2019, from revenues from product sales of Firdapse
®
. At December 31, 2020, we had cash and cash equivalents and investments aggregating $140.3 million and working capital of $136.5 million. At December 31, 2019, we had cash and cash equivalents and investments aggregating $94.5 million and working capital of $87.3 million. At December 31, 2020, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest bearing obligations and U.S. Treasuries.
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
Cash Flows.
Net cash provided by operating activities was $45,034,864 and $34,611,473, respectively, for the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, net cash provided by operating activities was primarily attributable to our net income of $74,983,000, a decrease of $4,549,571 in accounts receivable, net, an increase of $138,573 in accounts payable, and $7,134,049 net of non-cash
expenses. This was partially offset by increases of $3,976,697 in prepaid expenses and other current and non-current
assets and $2,693,808 in inventory and decreases of $1,209,280 in accrued expenses and other liabilities, $919,280 in operating lease liability and $32,971,264 in non-cash
deferred taxes. During the year ended December 31, 2019, net cash provided by operating activities was primarily attributable to our net income of $31,875,337, increases of $1,780,080 in accounts payable, $12,540,197 in accrued expenses and other liabilities, and of $3,831,736 of non-cash
expenses. This was partially offset by increases of $10,536,997 in accounts receivable, net, $1,900,780 in inventory, and $2,701,293 in prepaid expenses and other current and non-current
assets and a decrease of $276,807 in operating lease liability.
Net cash used in investing activities was $5,011,398 for the year ended December 31, 2020, consisting primarily of purchases of investments of $10,000,000 and partially offset by proceeds from sales/maturities of investments of $5,000,000. Net cash provided by investing activities was $37,224,595 for the year ended December 31, 2019, consisting primarily of proceeds from sales/maturities of investments of $71,969,365, partially offset by purchases of investments of $34,725,401.
Net cash provided by financing activities during the years ended December 31, 2020 and 2019 was $701,933 and $1,116,242, respectively, consisting primarily of proceeds from the exercise of options to purchase shares of common stock.
Contractual Obligations and Arrangements.
We have entered into the following contractual arrangements:

•	Payments under our license agreement . We have agreed to pay the following royalties under our license agreement:

o
Royalties to our licensor for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

o
Royalties to the third-party licensor of the rights sublicensed to us from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the License Agreement between BioMarin and the third-party licensor) in any calendar year for the duration of regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity.

For the year ended December 31, 2020, we recognized an aggregate of approximately $16.3 million of royalties, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income (loss).

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that required us to make base salary payments of approximately $600,000 in 2020. The agreement expires in November 2022.

•	Purchase commitment. We have entered into a purchase commitment with our contract manufacturing organization for approximately $500,000 per year. The agreement expires in December 2023.

•
Lease for office space
. We operate our business in leased office space in Coral Gables, Florida. During 2020, we leased approximately 7,800 square feet of office space for which we pay annual rent of approximately $330,000. We entered into an agreement in May 2020 that amended our lease for the office facilities. Under the amended lease, our leased space will increase from approximately 7,800 square feet of space to approximately 10,700 square feet of space. We moved into the new space around March 1, 2021 when the space became available for use.

Off-Balance
Sheet Arrangements.
We currently have no debt or finance leases. We have an operating lease for our office facilities. We do not have any off-balance
sheet arrangements as such term is defined in rules promulgated by the SEC.
Caution Concerning Forward-Looking Statements
This report contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.”
The continued successful commercialization of Firdapse
®
and the development of additional indications for Firdapse
®
is highly uncertain. Factors that will affect our success include the uncertainty of:

•	The impact of the COVID-19 pandemic on our business or on the economy generally;

•	Whether we will be able to continue to successfully market Firdapse ® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for Firdapse ® for the treatment of Lambert-Eaton Myasthenic Syndrome (“LEMS”) will turn out to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose taken by patients changes over time and affects our results of operations;

•	Whether Firdapse ® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market Firdapse ® on a profitable and cash flow positive basis;

•	Whether any revenue guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for Firdapse
®
;

•	Whether our lawsuits against Jacobus and the specialty pharmacy distributing its product for patent infringement will be successful;

•	The effect on our business and future results of operations arising from the approval by the FDA of Ruzurgi ® for the treatment of pediatric LEMS patients (ages 6 to under 17);

•	Whether our appeal of the District Court’s decision in our suit against the United States FDA seeking to vacate the FDA’s approval of Ruzurgi ® will be successful;

•	Whether we can continue to compete successfully if the approval of Ruzurgi ® is not overturned and Ruzurgi ® continues to be prescribed for off-label use by adult LEMS patients;

•	Whether, because of the lower price of Ruzurgi ® , payors will require that patients try off-label Ruzurgi ® first before they approve Firdapse ® as a treatment for adult LEMS patients;

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

•	The impact on our business and results of operations of public statements by politicians and a vocal group of LEMS patients and doctors who object to our pricing of Firdapse ® ;

•	Changes in the healthcare industry and the effect of political pressure from and actions by President Biden, Congress and/or medical professionals seeking to reduce prescription drug costs;

•	The state of the economy generally and its impact on our business;

•	Changes to the healthcare industry occasioned by any changes in laws relating to the pricing of drug products, or changes in the healthcare industry generally;

•
The scope, rate of progress and expense of our clinical trials and studies, pre-clinical
studies,
proof-of-concept
studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether COVID-19 will further affect the timing and costs of our currently ongoing and contemplated clinical trials;

•	Whether Firdapse ® will ever be approved for the treatment of any neuromuscular disease other than LEMS;

•	Whether we can successfully commercialize Firdapse ® in Canada on a profitable basis;

•	Whether our suit to overturn the approval of Ruzurgi ® in Canada will be successful;

•	The impact on sales of Firdapse ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether we will be able to successfully complete the clinical trial in Japan that will be required to seek approval to commercialize Firdapse ® in Japan;

•	Whether we will be able to obtain approval to commercialize Firdapse ® in Japan;

•	Whether we can successfully develop, obtain approval of and successfully market a long-acting version of amifapridine;

•	Whether our efforts to grow our business beyond Firdapse ® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•	Whether our version of generic vigabatrin tablets will ever be approved by the FDA;

•
Even if our version of vigabatrin tablets is approved for commercialization, whether Endo Ventures/Par Pharmaceutical (our collaborator in this venture) will be successful in marketing the product; and

•	Whether we will earn milestone payments on the first commercial sale of vigabatrin tablets and royalties on sales of generic vigabatrin tablets.

Our current plans and objectives are based on assumptions relating to the continued commercialization of Firdapse
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release
No. 34-55929.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
During the fourth quarter of 2020, there were no changes in our internal control over financial reporting, as defined in Rule
13a-15(f)
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
The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders. Our Proxy Statement for the 2021 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated into this report by this reference.
We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors, employees and agents. The code of ethics is available on our website at
www.catalystpharma.com
. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website within five business days following the date of such amendment or waiver.

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
Documents filed as part of this report.
The following financial statements of Catalyst Pharmaceuticals, Inc. and Reports of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

•	Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2020 and 2019

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

•	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

•	Notes to Consolidated Financial Statements
List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
List of exhibits required by Item 601 of Regulation
S-K.
See part (b) below.
Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation	S-1	333-136039	9/1/2006	10.9

3.1	Certificate of Incorporation	S-1	333-136039	7/25/2006	3.1

3.2	Amendment to Certificate of Incorporation	S-1	333-136039	7/25/2006	3.2

3.3	Amendment to Certificate of Incorporation	DEF 14A	001-33057	3/30/2015	Annex A

3.4	Amendment to Certificate of Incorporation	8-K	001-33057	8/21/2020	3.1

3.5	By-Laws	S-1	333-136039	9/1/2006	3.3

3.6	Amendment to By-Laws	8-K	001-33057	11/27/2019	3.1

4.1	Specimen Stock Certificate for Common Stock	S-1	333-136039	9/1/2006	4.1

4.2	Rights Agreement between the Company and Continental Stock Transfer and Trust Company	8-K	001-33057	9/23/2011	4.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.3	Amendment to Rights Agreement	8-K	001-33057	9/19/2016	4.1

4.4	Second Amendment to Rights Agreement	8-K	001-33057	8/30/2019	4.1

4.5	Description of the Company’s Capital Stock					X

10.1(a)+	Employment Agreement between the Company and Patrick J. McEnany	10-Q	001-33057	12/15/2006	10.1

10.1(b)+	First Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	12/23/2008	10.1

10.1(c)+	Second Amendment to Employment Agreement between the Company and Patrick J. McEnany	10-Q	001-33057	11/12/2009	10.1

10.1(d)+	Third Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	9/15/2011	10.1

10.1(e)+	Fourth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	8/29/2013	10.1

10.1(f)+	Fifth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	6/24/2016	10.1

10.1(g)+	Sixth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	5/31/2018	10.1

10.1(h)+	Seventh Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	9/11/2020	10.1

10.2(a)+	2014 Stock Incentive Plan	DEF 14A	001-33057	3/19/2014	Annex A

10.2(b)+	Amendment No. 1 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/29/2016	Annex A

10.2(c)+	Amendment No. 2 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/14/2017	Annex A

10.3(a)+	2018 Stock Incentive Plan	DEF 14A	001-33057	4/17/2018	Annex A

10.3(b)+	Amendment No. 1 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/7/2020	Annex A

10.4(a)	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.	10-Q	001-33057	5/14/2007	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.4(b)	First Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	10-Q	001-33057	8/15/2011	10.1

10.4(c)	Second Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	2/20/2014	10.1

10.4(d)	Third Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	3/27/2015	10.1

10.4(e)	Fourth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	8/17/2018	10.1

10.4(f)	Fifth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	5/13/2020	10.1

10.5	License Agreement, dated as of December 13, 2011, among New York University, the Feinstein Institute for Medical Research, and the Company	10-K	001-33057	3/30/2012	10.15

10.6(a)	License Agreement, dated as of October 26, 2012, between the Company and BioMarin	8-K	001-33057	10/31/2012	10.2

10.6(b)	Amendment No. 1 to License Agreement, dated as of April 8, 2014, between the Company and BioMarin	8-K	001-33057	4/17/2014	10.1

10.6(c)	Settlement Agreement, dated effective as of July 26, 2018, by and among (i) Aceras BioMedical, LLC, in its capacity as Stockholder Representative for the Former stockholders of Huxley Pharmaceuticals, Inc., (ii) BioMarin, and (iii) the Company	10-Q	001-33057	8/17/2018	10.1

10.6(d)	Second Amendment to License Agreement, dated May 29, 2019, between the Company and BioMarin	8-K	001-33057	5/30/2019	10.1

10.7	Development, License and Commercialization Agreement, dated effective as of December 18, 2018, by and between Endo Ventures Limited and the Company	8-K	001-33057	12/26/2018	10.1

10.8	License and Supply Agreement, dated as of August 14, 2020, by and between KYE Pharmaceuticals, Inc. and the Company	8-K	001-33057	8/20/2020	10.1

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

21.1	Subsidiaries of the registrant	10-K	001-33057	3/16/2020	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Section 302 CEO Certification					X

31.2	Section 302 CFO Certification					X

32.1	Section 906 CEO Certification					X

32.2	Section 906 CFO Certification					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form
10-K
to be signed by the undersigned, thereunto duly authorized, this 15th day of March, 2021.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2021

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2021

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	March 15, 2021

/s/ Philip H. Coelho Philip H. Coelho	Director	March 15, 2021

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	March 15, 2021

/s/ Donald A. Denkhaus Donald A. Denkhaus	Director	March 15, 2021

/s/ Richard Daly Richard Daly	Director	March 15, 2021

INDEX TO FINANCIAL STATEMENTS
Years ended December 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceuticals, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2020, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 15, 2021 expressed an unqualified opinion on those financial statements.
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
March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceuticals, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2021, expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
As described further in Note 10 to the financial statements, deferred tax assets are reduced by a valuation allowance if, based on the evaluation of positive and negative evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Once established, the valuation allowance is released when, based on the evaluation of positive and negative evidence, management concludes that related deferred tax assets are more likely than not to be realized. During the year ended December 31, 2020, management concluded that sufficient positive evidence existed to release its valuation allowance related to its deferred tax assets, resulting in an income tax benefit of $33.1 million for the year ended December 31, 2020. We identified the evaluation of the realizability of deferred tax assets as a critical audit matter.
The principal considerations for our determination that the evaluation of the realizability of deferred tax assets is a critical audit matter are the significant judgment by management in determining whether the net deferred tax assets are more likely than not to be realized in the future, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realization of net deferred tax assets.

Our audit procedures related to the evaluation of the realizability of deferred tax assets included the following, among others.

•
We evaluated the design and tested the operating effectiveness of the key controls over the Company’s assessment of all positive and negative evidence and evaluation of the realizability of deferred tax assets.

•	We tested the scheduling and reversal of certain deferred tax assets including start-up costs and tax credits.

•	We reviewed management’s assessment of potential net operating loss carryforward limitations.

•	We involved our income tax specialists to evaluate the application of tax laws and regulations used in the Company’s assumptions and calculations.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Miami, Florida
March 15, 2021

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$130,237,109	$89,511,710
Short-term investments	10,041,068	5,007,050
Accounts receivable, net	5,987,426	10,536,997
Inventory	4,650,600	1,956,792
Prepaid expenses and other current assets	8,327,771	4,351,074

Total current assets	159,243,974	111,363,623
Operating lease right-of-use asset	—	793,252
Property and equipment, net	129,800	210,467
Deferred tax assets	32,971,264	—
Deposits	8,888	8,888

Total assets	$192,353,926	$112,376,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,256,020	$4,117,447
Accrued expenses and other liabilities	18,500,267	19,981,295

Total current liabilities	22,756,287	24,098,742
Operating lease liability, net of current portion	—	647,532

Total liabilities	22,756,287	24,746,274
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 200,000,000 and 150,000,000 shares authorized; 103,781,641 shares and 103,397,033 shares issued and outstanding at December 31, 2020 and 2019, respectively	103,782	103,397
Additional paid-in capital	223,168,149	216,205,678
Accumulated deficit	(53,705,624)	(128,688,624)
Accumulated other comprehensive income (loss)	31,332	9,505

Total stockholders’ equity	169,597,639	87,629,956

Total liabilities and stockholders’ equity	$192,353,926	$112,376,230

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product revenue, net	$118,740,617	$102,306,337	$—
Revenues from collaborative arrangements	332,186	—	500,000

Total revenues	119,072,803	102,306,337	500,000

Operating costs and expenses:
Cost of sales	17,039,157	14,759,139	—
Research and development	16,496,715	18,842,752	19,919,204
Selling, general and administrative	44,233,754	36,881,187	15,875,961

Total operating costs and expenses	77,769,626	70,483,078	35,795,165

Operating income (loss)	41,303,177	31,823,259	(35,295,165)
Other income, net	586,897	1,585,774	1,291,651

Net income (loss) before income taxes	41,890,074	33,409,033	(34,003,514)
Income tax provision (benefit)	(33,092,926)	1,533,696	—

Net income (loss)	$74,983,000	$31,875,337	$(34,003,514)

Net income (loss) per share:
Basic	$0.72	$0.31	$(0.33)

Diluted	$0.71	$0.30	$(0.33)

Weighted average shares outstanding:
Basic	103,512,913	102,944,316	102,633,884

Diluted	106,242,273	106,020,936	102,633,884

Net income (loss)	$74,983,000	$31,875,337	$(34,003,514)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	21,827	29,753	(20,248)

Comprehensive income (loss)	$75,004,827	$31,905,090	$(34,023,762)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2020, 2019 and 2018

	Preferred	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2017	$—	102,549,498	$102,549	$207,421,710	$(126,560,447)	$—	$80,963,812
Issuance of common stock, net	—	3,094	3	10,546	—	—	10,549
Issuance of stock options for services	—	—	—	3,535,647	—	—	3,535,647
Exercise of stock options for common stock	—	186,665	187	297,376	—	—	297,563
Other comprehensive gain (loss)	—	—	—	—	—	(20,248)	(20,248)
Net income (loss)	—	—	—	—	(34,003,514)	—	(34,003,514)

Balance at December 31, 2018	—	102,739,257	102,739	211,265,279	(160,563,961)	(20,248)	50,783,809
Issuance of stock options for services	—	—	—	3,780,086	—	—	3,780,086
Exercise of stock options for common stock	—	657,776	658	1,115,584	—	—	1,116,242
Amortization of restricted stock for services	—	—	—	44,729	—	—	44,729
Other comprehensive gain (loss)	—	—	—	—	—	29,753	29,753
Net income (loss)	—	—	—	—	31,875,337	—	31,875,337

Balance at December 31, 2019	—	103,397,033	103,397	216,205,678	(128,688,624)	9,505	87,629,956
Issuance of stock options for services	—	—	—	5,694,120	—	—	5,694,120
Exercise of stock options for common stock	—	281,762	282	757,848	—	—	758,130
Amortization of restricted stock for services	—	—	—	566,803	—	—	566,803
Issuance of common stock upon vesting of restricted stock units, net	—	102,846	103	(56,300)	—	—	(56,197)
Other comprehensive gain (loss)	—	—	—	—	—	21,827	21,827
Net income (loss)	—	—	—	—	74,983,000	—	74,983,000

Balance at December 31, 2020	$—	103,781,641	$103,782	$223,168,149	$(53,705,624)	$31,332	$169,597,639

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income (loss)	$74,983,000	$31,875,337	$(34,003,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	92,065	54,327	37,978
Amortization of right-of-use asset	793,252	243,399	—
Stock-based compensation	6,260,923	3,824,815	3,550,644
Deferred taxes	(32,971,264)	—	—
Change in accrued interest and accretion of discount on investments	(12,191)	(290,805)	(443,139)
(Increase) decrease in:
Accounts receivable, net	4,549,571	(10,536,997)	—
Inventory	(2,693,808)	(1,900,780)	(56,012)
Prepaid expenses and other current assets and deposits	(3,976,697)	(2,701,293)	(476,037)
Increase (decrease) in:
Accounts payable	138,573	1,780,080	391,792
Accrued expenses and other liabilities	(1,209,280)	12,540,197	4,850,743
Operating lease liability	(919,280)	(276,807)	—

Net cash provided by (used in) operating activities	45,034,864	34,611,473	(26,147,545)

Investing Activities:
Purchases of property and equipment	(11,398)	(19,369)	(92,018)
Purchases of investments	(10,000,000)	(34,725,401)	(36,790,854)
Proceeds from maturities and sales of investments	5,000,000	71,969,365	21,800,000

Net cash provided by (used in) investing activities	(5,011,398)	37,224,595	(15,082,872)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(56,197)	—	(4,448)
Proceeds from exercise of stock options	758,130	1,116,242	297,563

Net cash provided by (used in) financing activities	701,933	1,116,242	293,115

Net increase (decrease) in cash and cash equivalents	40,725,399	72,952,310	(40,937,302)
Cash and cash equivalents – beginning of period	89,511,710	16,559,400	57,496,702

Cash and cash equivalents – end of period	$130,237,109	$89,511,710	$16,559,400

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,785,497	$—	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$21,827	$29,753	$(20,248)
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Descript i on of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage biopharmaceutical company focused on developing and commercializing innovative therapies for people with rare debilitating, chronic neuromuscular and neurological diseases, including Lambert-Eaton Myasthenic Syndrome (LEMS) and Anti-MuSK antibody positive myasthenia gravis (MuSK-MG). The Company (f/k/a Catalyst Pharmaceutical Partners, Inc.) was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.
On November 28, 2018, the U.S. Food and Drug Administration, or FDA, granted approval of Firdapse
®
for the treatment of adults with LEMS (ages 17 and above). On January 15, 2019, the Company launched its first product, Firdapse
®
, in the United States for the treatment of adults with LEMS.
On August 6, 2020, the Company announced that Canada’s national healthcare regulatory agency, Health Canada, has approved Firdapse
®
for the treatment of patients in Canada with LEMS. On October 28, 2020, the Company launched Firdapse
®
in Canada for the treatment of patients with LEMS through a license agreement with KYE Pharmaceuticals.
Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception and started reporting operating income during the year ended December 31, 2019. The Company has been able to fund its cash needs to date through several public and private offerings of its securities and from revenues from its product sales. See Note 11 (Stockholders’ Equity).
Capital Resources
While there can be no assurance, based on currently available information, the Company estimates that it has sufficient resources to support its operations for at least the next 12 months from the issuance date of this Form
10-K.
The Company may raise required funds in the future through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional drug development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s drug candidates or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.
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

d.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At December 31, 2020, investments consisted of short-term bond funds and U.S. Treasuries. At December 31, 2019, investments consisted of U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond funds and U.S. Treasuries held at December 3
1
, 2020 are classified as
available-for-sale
securities. The short-term bond funds are classified as current assets, which reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations, as necessary. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments, U.S Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets.
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
available-for-sale
securities. See Note 3 (Investments).
The Company previously owned a short-term bond fund that was classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. For trading securities, the Company recognized realized gains and losses and unrealized gains and losses to earnings. At December 31, 2020 and 2019, there were no investments classified as trading securities, as the Company sold its interest in the short-term bond fund classified as trading securities in 2019
.
 There was no realized or unrealized gain (loss) on trading securities for the year ended December 31, 2020. Realized losses on trading securities during the years ended December 31, 2019 and 2018 were $80,045 and $0, respectively. Unrealized gain (loss) on trading securities was $0 and ($29,430) for the years ended December 31, 2019 and 2018, respectively, and is included in other income, net in the accompanying consolidated statements of operations.

e.
ACCOUNTS RECEIVABLE, NET.
 Accounts receivable are recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customer and customer circumstances. At December 31, 2020 and 2019, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

f.
INVENTORY
. Inventories are stated at the lower of cost or net realizable value
.
Inventories consist of raw materials,
work-in-process
and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs.
Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in, first out (FIFO) flow of goods.

The Company began capitalizing inventories post FDA approval of Firdapse
®
on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse
®
were recorded as research and development expenses in prior years’ consolidated statements of operations and comprehensive income (loss). If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of December 31, 2020 and 2019, inventory consisted mainly of work-in-process
and finished goods.

2.	Basis of Presentation and Significant Accounting Policies (continued).
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
PREPAID EXPENSES AND OTHER CURRENT ASSETS.
Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, and amounts due from collaborative arrangements. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical
studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing consists of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.

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

i.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At December 31, 2020 and 2019, the fair value of these instruments approximated their carrying value.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using
	Balances as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,673,626	$15,673,626	$—	$—

U.S. Treasuries	$104,994,400	$—	$104,994,400	$—

Short-term investments:
Short-term bond funds	$10,041,068	$10,041,068	$—	$—

	Balances as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$23,963,617	$23,963,617	$—	$—

U.S. Treasuries	$59,932,200	$—	$59,932,200	$—

Short-term investments:
U.S. Treasuries	$5,007,050	$—	$5,007,050	$—

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

l.
REVENUE RECOGNITION.
The Company recognizes revenue when its customer obtains title of the promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods. The Company had no contracts with customers until the FDA approved Firdapse
®
in November 2018. Subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the “Customer”), which is the exclusive distributor of Firdapse
®
in the United States. The Customer subsequently resells Firdapse
®
to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of Firdapse
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
The Company also may generate revenues from payments received under a collaborative agreement. Collaborative agreement payments may include nonrefundable fees at the inception of the agreements, contingent payments for specific achievements designated in the collaborative agreements, and/or net profit-sharing payments on sales of products resulting from a collaborative arrangement. For a complete discussion of accounting for collaborative arrangements, see Revenues from Collaborative Arrangements below.
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
The Company recognizes revenue on product sales when the Customer obtains control of the Company’s product, which occurs at a point in time (upon delivery or upon dispense to patient). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 15 and 30 days.
Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, all of the Company’s sales of Firdapse
®
in the United States were to its Customer.
Reserves for Variable Consideration:
Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customer, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a customer).
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2020 and, therefore, the transaction price was not reduced further during the years ended December 31, 2020 and 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income (loss) through December 31, 2020 and 2019, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
Prompt Payment Discounts:
The Company provides its customer with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. The prompt payment discount reserve is based on actual net sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the consolidated balance sheets.
Funded
Co-pay
Assistance Program:
The Company contracts with a third-party to manage the
co-pay
assistance program intended to provide financial assistance to qualified commercially-insured patients. The calculation of the accrual for co-pay
assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with Firdapse
®
that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. These payments are considered payable to the third-party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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
Revenues from Collaborative Arrangements:
The Company has entered into collaboration agreements for the further development and commercialization of generic Sabril
®
(vigabatrin) tablets as well as the commercialization of Firdapse
®
in Canada. Pursuant to the terms of these agreements, collaborators could be required to make various payments to the Company, including upfront license fees, milestone payments based on achievement of regulatory approvals, and royalties or net-profit
sharing payments on sales of products resulting from the collaborative agreement.
Nonrefundable upfront license fees are recognized upon receipt or over time based on a determination of whether access to the Company’s intellectual property is throughout the license period, or whether the right is provided as the intellectual property exists as the point in time in which the license is granted. In the third quarter of 2020, an upfront fee was earned under the collaboration agreement for the commercialization of Firdapse
®
in Canada.
The collaborative agreements provide for milestone payments upon achievement of development and regulatory events. The Company accounts for milestone payments as variable consideration in accordance with Topic 606. The Company recognizes sales-based
royalties or net profit-sharing when the later of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based
royalty or net profit-sharing has been satisfied.
In arrangements where the Company does not deem the collaborator to be a customer, payments to and from the collaborator are presented in the statement of operations based on the nature of the Company’s business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments.
Under the arrangements, the Company will receive profit-sharing reports 60 days after quarter end from one collaborator, and within nine days after quarter end from the other collaborator. Since the Company will receive these reports 60 days after quarter end, profit-sharing revenue from sales of collaboration products by the Company’s collaborator will be recognized in the quarter following the quarter in which the corresponding sales occurred. In instances where profit-sharing reports are received within nine days after quarter end, revenue from sales of collaboration products by the Company’s collaborator will be recognized in the quarter in which the sales occurred. For the year ended December 31, 2020, there was profit-sharing revenue of approximately
$
33,000
from sales of the collaborative product in Canada. For the years ended December
31
,
2019
and
2018
, there was
no
profit-sharing revenue from sales of the collaborative product.
Refer to Note 7 (Collaborative Arrangements), for further discussion on the Company’s collaborative arrangements.

2.	Basis of Presentation and Significant Accounting Policies (continued).

m.
RESEARCH AND DEVELOPMENT.
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform research related services for the Company.

n.
STOCK-BASED COMPENSATION.
The Company recognizes expense in the consolidated statements of operations and comprehensive income (loss) for the fair value of all stock-based payments to employees, directors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method.
Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

o.
CONCENTRATION OF RISK.
The financial instruments that potentially subject the Company to concentration of credit risk are cash equivalents (i.e., money market funds), investments and accounts receivable, net. The Company places its cash and cash equivalents with high-credit quality financial institutions. These amounts exceed federally insured limits. The Company has not experienced any credit losses in these accounts.

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
The Company currently has a single product with limited commercial sales experience, which makes it difficult to evaluate its current business, predict its future prospects and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, Firdapse
®
, and expects Firdapse
®
to constitute virtually all of product revenue for the foreseeable future. The Company’s success depends on its ability to continue to effectively commercialize Firdapse
®
.
The Company relies exclusively on third parties to formulate and manufacture Firdapse
®
and its drug candidates. The commercialization of Firdapse
®
and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of Firdapse
®
. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of its drugs.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not
threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2017. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

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

r.
COMPREHENSIVE INCOME (LOSS).
U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

s.
NET INCOME (LOSS) PER COMMON SHARE.
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements, the calculation includes only the vested portion of such stock.

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.
The following table reconciles basic and diluted weighted average common shares:

	For the Years Ended December 31,
	2020	2019	2018
Basic weighted average common shares outstanding	103,512,913	102,944,316	102,633,884
Effect of dilutive securities	2,729,360	3,076,620	—

Diluted weighted average common shares outstanding	106,242,273	106,020,936	102,633,884

Outstanding common stock equivalents totaling approximately 7.1 million and 4.6 million, were excluded from the calculation of diluted net income (loss) per common share for the years ended December 31, 2020 and 2019, respectively, as their effect would be anti-dilutive. For the year ended December 31, 2018, approximately 10.5 million shares of outstanding stock options were excluded from the calculation of diluted net loss per common share because a net loss was reported in this period and therefore their effect was anti-dilutive. Potentially dilutive options to purchase common stock as of December 31, 2020, 2019 and 2018 had exercise prices ranging from $0.79 to $3.95, $0.79 to $4.20 and $0.79 to $4.64, respectively.

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
In November 2018, the FASB issued ASU
2018-18,
Collaborative Arrangements (Topic 808)
, which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of ASU
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
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments
. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted the new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU
2018-15,
Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40),
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a services contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). Accordingly, the amendments in this update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic
350-40
to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The Company adopted the new standard on January 1, 2020 and applied prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
The Securities and Exchange Commission, or SEC, issued a final rule on November 19, 2020, adopting amendments to Regulation
S-K
to modernize, simplify and enhance certain disclosure requirements. The amendments reflect a principles-based, registrant-specific approach to disclosure intended to enhance the focus of financial disclosures on material information for the benefit of investors, while simplifying compliance efforts for registrants. Registrants are required to comply with the rule beginning with the first fiscal year ending on or after August 9, 2021, or the mandatory compliance date. Although registrants are not required to apply the amended rules until the mandatory compliance date, they may comply with the final amendments any time after the effective date, so long as disclosure responsive to an amended item is provided in its entirety. The Company early adopted these amendments, effective for this report.
In December 2019, the FASB issued ASU 2019-12,
Income Taxes: Simplifying the Accounting for Income Taxes
, a new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is evaluating the impact of the standard on its financial condition and results of operations.

3.	Investments.
Available-for-sale
investments by security type were as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At December 31, 2020:
U.S. Treasuries - Cash equivalents	$104,994,400	$2,709	$—	$104,991,691
Bond Funds - ST	10,041,068	28,623	—	10,012,445

Total	$115,035,468	$31,332	$—	$115,004,136

At December 31, 2019:
U.S. Treasuries - Cash equivalents	$59,932,200	$2,042	$—	$59,930,158
U.S. Treasuries - ST	5,007,050	7,463	—	4,999,587

Total	$64,939,250	$9,505	$—	$64,929,745

There were no realized gains or losses from
available-for-sale
securities for the years ended December 31, 2020, 2019 or 2018.
The Company did not hold any securities in an unrealized loss position for more than 12 months as of December 31, 2020.
The estimated fair values of
available-for-sale
securities at December 31, 2020, by contractual maturity, are summarized as follows:

2020
Due in one year or less	$115,035,468

4.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following as of December 31:

	2020	2019
Prepaid manufacturing costs	$3,327,610	$1,526,013
Prepaid tax	1,368,464	—
Prepaid insurance	1,285,104	1,263,129
Prepaid subscriptions fees	729,065	501,251
Prepaid research fees	453,034	481,057
Prepaid commercialization expenses	199,095	62,959
Due from collaborative arrangements	436,784	—
Other	528,615	516,665

Total prepaid expenses and other current assets	$8,327,771	$4,351,074

5.	Operating Leases.
The Company has operating lease agreements for its corporate office. The leases include options to extend the leases for up to 1 year and options to terminate the lease within 1 year. There are no obligations under finance leases.
The Company entered into an agreement in May 2020 that amended its lease for its office facilities. Under the amended lease, the Company’s leased space will increase from approximately 7,800 square feet of space to approximately 10,700 square feet of space. The amended lease commenced in early 2021 when construction of the asset was completed and space became available for use. Consequently, the Company will record the effects of the amended lease during Q1 2021 which will be material to the Company’s consolidated financial statements. The lease disclosures for the year ended December 31, 2020 in these financial statements have been adjusted for the modification of the current lease.
The components of lease expense for the old leased space were as follows:

For the Year Ended December 31, 2020
Operating lease cost	$261,736
Supplemental cash flow information related to leases was as follows:

December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$339,605
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55,801
Supplemental balance sheet information related to leases was as follows:

December 31, 2020
Operating lease right-of-use assets	$—

Other current liabilities	$28,772
Operating lease liabilities, net of current portion	—

Total operating lease liabilities	$28,772

Weighted average remaining lease term	0.1 years
Weighted average discount rate	3.68%
Remaining payments of lease liabilities as o
f
 December 31, 2020 were as follows:

2021	$28,860
2022	—

Total lease payments	28,860
Less imputed interest	(88)

Total	$28,772

Rent expense was $278,753, $318,346 and $242,155 for the years ended December 31, 2020, 2019 and 2018.

6.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following as of December 31:

	2020	2019
Accrued preclinical and clinical trial expenses	$584,502	$1,183,513
Accrued professional fees	1,883,880	1,241,526
Accrued compensation and benefits	3,991,056	3,064,645
Accrued license fees	10,372,642	8,751,991
Accrued purchases	258,067	1,313,310
Accrued contributions	310,000	1,535,000
Operating lease liability	28,772	300,518
Accrued variable consideration	964,316	884,764
Accrued income tax	—	1,533,696
Other	107,032	172,332

Current accrued expenses and other liabilities	18,500,267	19,981,295

Lease liability – non-current	—	647,532

Non-current accrued expenses and other liabilities	—	647,532

Total accrued expenses and other liabilities	$18,500,267	$20,628,827

7.	Collaborative Arrangements .
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
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of December 31, 2020, 2019, and 2018, no milestone payments have been earned.
Revenues from collaborative arrangement with Endo for years ended December 31, 2020, 2019, and 2018 were $0, $0 and $500,000 (for upfront license fees). Total expenses incurred, net, in connection with the collaborative agreement with Endo for years ended December 31, 2020, 2019, and 2018 were approximately
 $4,254, $65,061 and $0,

respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

7.	Collaborative Arrangements (continued).
In August 2020, the Company entered into a collaboration and license agreement with KYE Pharmaceuticals Inc (KYE), for the commercialization of Firdapse
®
in Canada.
Under the agreement, KYE assumes all selling and marketing costs under the collaboration, while the Company is responsible for supply of Firdapse
®
based on the collaboration partner’s purchase orders.
Under the terms of the agreement, the Company will receive an up-front payment, received payment upon transfer of Marketing Authorization and delivery of commercial product, received payment for supply of Firdapse®, will receive milestone payments, and a sharing of defined net profits upon commercialization from KYE consisting of a mid-double-digit percent of net sales of Firdapse®. The Company has also agreed to a sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten
years following the commercial launch of the product in Canada.
Revenues from arrangement with KYE for the year ended December 31, 2020 were approximately

$332,000
.
Total expenses incurred, net, in connection with the agreement with KYE for the year ended December 31, 2020 were approximately
$257,500.
These expenses have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
The agreement provides for event-based payments subject to achievement of specified development, regulatory and sales-based milestones.

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
and commenced an arbitration proceeding against Northwestern seeking damages for alleged breaches of the license agreement. Shortly thereafter, Northwestern filed counterclaims against the Company in the arbitration action seeking damages for alleged breaches by the Company of the license agreement. On May 21, 2019, the Company entered into a settlement agreement with Northwestern that resolved all pending disputes between the parties with no admission of liability by either party, released all claims of liability or wrongdoing between the Company and Northwestern, and dismissed the pending arbitration. Under the settlement agreement, the Company received a $100,000 payment on May 21, 2019, which is reported as income in other income, net in the consolidated statement of operations and comprehensive income (loss). The Company is also entitled to receive certain contingent compensation that will be reported when and if received.
In May 2019, the FDA approved a New Drug Application (NDA) for Jacobus Pharmaceuticals for Ruzurgi
®
, their version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). The Company believes that Jacobus is offering Ruzurgi
®
at a lower price than the Company is offering Firdapse
®
. While the NDA for Ruzurgi
®
only covers pediatric patients, the Company believes that Ruzurgi
®
is being prescribed off label to adult LEMS patients. If Jacobus is able to successfully sell Ruzurgi
®
off-label to adult LEMS patients, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
an order vacating the FDA’s approval of Ruzurgi
®
. Jacobus has intervened in the case.

8.	Commitments and Contingencies (continued).
On July 30, 2020, the Magistrate Judge considering the Company’s lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny the Company’s motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’s motions for summary judgment, and dismissed the Company’s case. The Company has appealed the decision to the Eleventh Circuit Court of Appeals. There can be no assurance as to the outcome of this lawsuit.
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
®
Product
Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by the Company. As such, the Company believes that its data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act. There can be no assurance of the result of this proceeding.
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
LICENSE AGREEMENT WITH BIOMARIN (FIRDAPSE
®
).
On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to Firdapse
®
. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to the Company for seven years from the first commercial sale of Firdapse
®
equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year for the duration of any regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity
.

On May 29, 2019, the Company entered into an amendment to its license agreement for Firdapse
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
In January 2020, the Company was advised that BioMarin has transferred certain rights under the license agreement to SERB S.A.

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
For the year ended December 31, 2018, due to the Company’s historical operating losses and the inability to recognize any income tax benefit, there was no provision for income taxes presented in these financial statements for that respective period. Commencing in 2019, the Company has recorded income taxes on their pretax income using an effective tax rate.
The income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 consists of:

	2020	2019	2018

Current	$(121,662)	$1,533,696	$—
Deferred	(32,971,264)	—	—

	$(33,092,926)	$1,533,696	$—

The reconciliation of
i
ncome tax expense (benefit) computed at the statutory federal income tax rate of 21% to amounts included in the statements of operations is as follows:

	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State tax	2.2%	6.5%	4.2%
Valuation allowanc e	(99.4)%	(20.9)%	(25.9)%
Tax credit	(2.4)%	(2.5)%	1.4%
Othe r	(0.4)%	0.5%	(0.7)%

	(79.0)%	4.6%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss	$2,319,848	$10,645,128
Start-up costs	11,203,034	12,894,926
Tax credits	15,615,681	14,320,860
Deferred compensation	3,889,133	3,183,767
Inventory	212,045	229,050
Prepaid expenses	(398,979)	—
Other	130,502	355,023

Gross deferred tax asset	32,971,264	41,628,754

Valuation allowance	—	(41,628,754)

Net deferred tax assets	$32,971,264	$—

10.	Income Taxes (continued).
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2020, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the above deferred taxes of approximately $33.0 million are realizable. Accordingly, the Company has released the full valuation allowance for deferred tax assets including net operating loss

and tax credit carryover as of
December 31, 2020. The valuation allowance released over the course of the year ended December 31, 2020 was
 $41.6 million.
At December 31, 2020 and 2019, respectively, the Company had federal net operating loss carryforwards of approximately
$3 million and $45 million available to reduce future taxable income.
The federal net operating loss carryforwards are expected to be utilized within the next year. Additionally, at December 31, 2020 and 2019, respectively, the Company had state net operating loss carryforwards of approximately $42 million and $52 million available to reduce future Florida taxable income. The state net operating loss carryforwards will expire at various dates beginning in 2033.
During 2020, the Company completed an analysis to determine whether, as a result of prior ownership changes, the utilization of certain net operating loss and orphan drug tax credit carryforwards would be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions. In this analysis, the Company determined that the total net operating loss and orphan drug tax credit carryforwards are fully utilizable. Thus, the deferred tax assets were adjusted accordingly.
Beginning in 2010, the Company has received several orphan drug designations by the FDA for products currently under development. The orphan drug designations allow the Company to claim increased federal tax credits for certain research and development activities. The orphan drug credit carryforwards will expire at various dates beginning in 2031.
No
interest or penalties were accrued through December 31, 2020. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is not currently under income tax examinations by any tax authorities.

11.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at December 31, 2020 and 2019. No shares of preferred stock were outstanding at December 31, 2020 and 2019.
Common Stock
On August 20, 2020, the Company’s stockholders approved an increase in the Company’s authorized common stock par value $0.001 per share, from 150,000,000 shares to 200,000,000 shares. At December 31, 2020 and 2019, 103,781,641 and 103,397,033 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
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
On September 19, 2016, the Board of Directors unanimously approved, and on the same date the Company entered into Amendment No. 1 to the Stockholders Rights Plan (the “Amendment”). Under the terms of the Amendment, the outside expiration date of the rights plan was
extended to September 20, 2019. Additionally, as part of the Amendment, the Board adopted a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company to increase the number of shares of Series A Junior Participating Preferred Stock of the Company available for issuance under the Rights Plan from 500,000 shares to 1.5 million shares.
On August 28, 2019, the Board of Directors unanimously adopted Amendment No. 2 to the Stockholders’ Rights Plan further extending the outside expiration date of the rights plan to September 20, 2022.

12.	Stock Compensation.
For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense as follows:

	2020	2019	2018
Research and development	$1,585,202	$1,137,596	$1,079,230
Selling, general and administrative	4,675,721	2,687,219	2,471,414

Total stock-based compensation	$6,260,923	$3,824,815	$3,550,644

The Company may issue stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, and consultants of the Company under the 2014 and 2018 Stock Incentive Plans (the 2014 Plan and the 2018 Plan or collectively, the Plans). At December 31, 2020, no shares remain available for future issuance under the 2014 Plan. Under the 2018 Plan, 10,000,000 shares were reserved for issuance and as of December 31, 2020, 1,856,008 shares remain available for future issuance.
Stock Options
The Company has granted stock options to employees, officers, directors, and consultants generally at exercise prices equal to the market price of the common stock at grant date. Option awards generally vest over a period of 1 to 3 years of continuous service and have contractual terms of 7 years. Certain awards provide for accelerated vesting if there is a change in control. The Company issues new shares as shares are required to be delivered upon exercise of outstanding stock options.

12.	Stock Compensation (continued).
During the years ended December 31, 2020, 2019, and 2018, options to purchase 281,762, 654,332 and 186,665 shares
, respectively,
of the Company’s common stock were exercised with gross proceeds to the Company of $758,130, $1,116,242, and $297,563, respectively.
During
the
years
ended December 31, 2020
 and 2018,
 no options to purchase shares of the Company’s common stock were exercised on a “cashless” basis. During the year ended December 31, 2019, options to purchase 6,666 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 3,444 shares of the Company’s common stock.
During the years ended December 31, 2020, 2019, and 2018 the Company recorded non-cash
stock-based compensation expense related to stock options totaling $5,694,120, $3,780,086, and $3,535,647, respectively.
During the years ended December 31, 2020, 2019, and 2018, the Company granted seven-year options to purchase an aggregate of 2,715,000, 2,183,500 and 5,882,500 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants.
Stock option activity under the Company’s Plans for the year ended December 31, 2020 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	11,478,334	$2.95
Granted	2,715,000	3.75
Exercised or released	(281,762)	2.69
Forfeited or cancelled	(160,668)	3.84
Expired	(357,235)	3.38

Outstanding at end of year	13,393,669	$3.10	4.42	$8,237,645

Exercisable at end of year	7,926,136	$2.64	3.38	$7,381,601

Other information pertaining to stock option activity during the years ended December 31, 2020, 2019, and 2018 was as follows:

	2020	2019	2018
Weighted–average fair value of granted stock options	$2.33	$2.69	$1.93
Total fair value of vested stock options	$5,311,616	$3,864,995	$2,193,294
Total intrinsic value of exercised stock options	$325,102	$1,899,862	$274,864
As of December 31, 2020, there was approximately $10.02 million of unrecognized compensation expense related to non-vested
stock option awards granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 2.35 years.
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

12.	Stock Compensation (continued).
Assumptions used during the years were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Risk free interest rate	0.24% to 1.64%	1.51% to 2.53%	2.09% to 2.88%
Expected term	4.5 years	4.5 years	0 to 7 years
Expected volatility	80.5% to 83.7%	75.5%	82%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	—%	—%	—%
Restricted Stock Units
Under the 2018 Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity during 2020 was as follows:

	2020
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	352,500	$4.64
Granted	30,000	4.70
Vested	(117,495)	4.64
Forfeited	(29,334)	4.64

Nonvested balance at end of year	235,671	$4.65

During the year ended December 31, 2019, 352,500
 r
estricted stock units were granted and outstanding and there were no vested or forfeited shares. There was no restricted stock unit activity during 2018.
During the year ended December 31, 2020 and 2019, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $566,803 and $44,729, respectively. No stock-based compensation related to restricted stocks was recorded during 2018.
Common Stock
No shares of common stock were granted during the year ended December 31, 2020 or 2019. During the year ended December 31, 2018, the Company granted 3,094 net shares of common stock to an employee as compensation. The Company recorded stock-based compensation related to common stock issued to an employee totaling approximately $15,000, during the year ended December 31, 2018.

13.	Benefit Plan.
The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax
annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2020, 2019, and 2018, the Company’s matching contributions were approximately $465,000, $268,000 and $123,000, respectively.