Form 10-K/A
period 2020-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2021-04-30
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File
No. 001-33057

CATALYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State of jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle, Suite 801 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305)
420-3200
Securities Registered Pursuant to Section 12(b) of the Act.

Common Stock, par value $0.001 per share	Nasdaq Capital Market
(Title of each class)	(Name of exchange on which registered)
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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,444,322 shares of common stock, $0.001 par value per share, were outstanding as of

April 28, 2021.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(the “
Form 10-K/A
”) is being filed by Catalyst Pharmaceuticals, Inc. (“
Catalyst
”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of
Form 10-K,
which information was previously omitted from Catalyst’s Form
10-K
for the fiscal year ended December 31, 2020 (the “
2020 Original
Form 10-K
”) in reliance on Instruction G to
Form 10-K.
The 2020 Original
Form 10-K
was filed with the SEC on March 15, 2021.
Because of the continuing coronavirus
(COVID-19)
pandemic, Catalyst has elected to postpone its 2021 annual meeting of stockholders until August 19, 2021. As a result, Catalyst will not be filing its definitive proxy statement for the 2020 annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form
10-K).
Therefore, Catalyst is filing this
Form 10-K/A
in order to incorporate information that would have been contained in the definitive proxy statement into the 2020 Original
Form 10-K.
Catalyst is also filing as Exhibits to the
Form 10-K/A
certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this
Form 10-K/A,
and this
Form 10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of
Regulation S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Catalyst is also not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this
Form 10-K/A.
This
Form 10-K/A
is limited in scope to the items identified above and should be read in conjunction with the 2020 Original
Form 10-K
and Catalyst’s other filings with the SEC. This
Form 10-K/A
does not reflect events occurring after the filing of the 2020 Original
Form 10-K
or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the 2020 Original
Form 10-K.
FORM 10-K/A

EXHIBITS FILED WITH
FORM 10-K/A

EX 31.3	Section 302 Certification of CEO
EX 31.4	Section 302 Certification of CFO

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
We identify and describe below the key experience, qualifications and skills our directors bring to the Board that are important to us in light of our business and structure.

Name	Age	Position(s)

Patrick J. McEnany	73	Chairman, President and Chief Executive Officer
Philip H. Coelho (1)(3)	77	Director
Richard Daly (2)(3)	60	Director
Donald A. Denkhaus (1)(3)	75	Director
Charles B. O’Keeffe (1)(2)(3)	81	Lead Independent Director
David S. Tierney, M.D. (2)(3)	58	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
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
and Chief Technology Officer of SynGen, Inc. a company enabling regenerative cures through the application of innovative engineering and President of PHC Medical, Inc., a company providing consulting services for enterprises in the medical device related cell therapy field. Previously, from October 1986 until 2008, Mr. Coelho founded and was employed by ThermoGenesis Corp., at the time a company focused on the blood processing and hospital/woundcare markets. Mr. Coelho was Chairman and Chief Executive Officer of ThermoGenesis from December 1989 until May 2007 and served as its Chief Technology Architect from June 2007 until May 2008. From October 1986 to September 1989, Mr. Coelho held the position of Vice President and Director of Research, Development and Manufacturing with ThermoGenesis. Prior to his association with ThermoGenesis, from October 1983 to October 1986 Mr. Coelho was President of Castleton, Inc., a company that developed and licensed ultra-rapid heat transfer technology to ThermoGenesis. Mr. Coelho currently serves on the board of directors of Ampio Pharmaceuticals, Inc. Mr. Coelho holds a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis. The Board believes the characteristics that qualify Mr. Coelho to be a director of our company include his long-term experience in the pharmaceutical industry and his business leadership experience.

Richard J. Daly
 joined our Board in February 2015. Mr. Daly currently serves as Chief Operating Officer of BeyondSpring Pharmaceuticals,
a pre-commercial biotech
company focused on oncology with assets in late Phase 3 clinical trials. Before joining BeyondSpring in August 2018: (i) from February 2016 to July 2018 Mr. Daly served as Chairman and CEO of Neuralstem, Inc., a biopharmaceutical company focused on the development of central nervous system therapies based on its neuronal stem cell technology; (ii) from October 2014 to September 2016, Mr. Daly served as a partner of RavineRock Partners, a commercial consulting practice focused on biotech and pharmaceuticals; (iii) from February 2013 to September 2014, Mr. Daly served as President of AstraZeneca US Diabetes, where he led all commercial and medical plans and objectives for a
$1.2 billion, 3,000-employee division,
including the successful launch of an orphan/rare disorder drug, Myalept, for Lipodystrophy; (iv) from August 2013 to January 2014, he served as the President of
BMS-AstraZeneca
Diabetes Alliance U.S.; and (v) and from October 2011 to July 2013, he served as a founder and partner of SagePath Partners, a commercial service company serving the biotech and pharmaceutical industries. Finally, from 1998 until 2011, Mr. Daly served in various capacities with Takeda North America (including, from 2008 to 2011, as Executive Vice President, U.S.), where he was instrumental in building Takeda North America from 14 people to more than 3,000 employees and $5 billion in sales in less than seven years, in expanding Takeda’s commercial footprint across North and South America, and in expanding Takeda’s Americas’ business into new therapeutic areas. Mr. Daly currently serves on the board of directors of Opiant Pharmaceuticals, where he serves on the Compensation and Audit Committees of the board of directors. From June 2015 to June 2018 Mr. Daly also served on the Board of Directors of Synergy Pharmaceuticals, where he chaired the Nominations/Corporate Governance Committee and was a member of the Compensation Committee. Mr. Daly received his Bachelor of Science in Microbiology from the University of Notre Dame in 1983 and his MBA from the Kellogg School of Management, Northwestern University in 1998. The Board believes that the characteristics that qualify Mr. Daly to be a director of our company include his significant pharmaceutical industry experience and his experience in launching and managing sales of numerous pharmaceutical products, including several products that are used to treat orphan/rare diseases.
Donald A. Denkhaus
joined our Board in February 2015 and currently chairs the Audit Committee of our Board. Since 2005, Mr. Denkhaus has been Chairman and Chief Financial Officer of The Kitchen, LLC, a company providing language dubbing and subtitling services to the media and entertainment industry. From 1970 through 2002, Mr. Denkhaus, who is a retired certified public accountant, worked for Arthur Andersen LLP, a global professional services organization, where he was an audit partner for twenty-two
years and held numerous leadership positions, including as head of Andersen’s South Florida audit practice and, from 1998 through 2002, as Audit Practice Partner responsible for Andersen’s offices in Florida and Puerto Rico. From 2010 to 2013, Mr. Denkhaus was Chair of Nuovo Biologics, a privately held biotech company that was developing an antiviral drug for animal use, and, from 2004 until its sale in 2009, Mr. Denkhaus served on the board of directors and as chair of the audit committee of Noven Pharmaceuticals, a publicly-traded specialty pharmaceutical company focused on women’s health and psychiatry. Mr. Denkhaus received a Master’s in Business Administration degree with a major in finance from the University of Maryland and a Bachelors of Business Administration with a major in accounting from Kent State University. The Board believes that the characteristics that qualify Mr. Denkhaus to be a member of our Board include his extensive financial experience and his prior experience serving as a director of two pharmaceutical companies, one of which was publicly-traded.
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

David S. Tierney, M.D.
 has served as a member of our Board since October 2002 and currently chairs the Compensation Committee of our Board. Dr. Tierney currently serves as Chief Executive Officer and Director of Aramis Biosciences, a privately held clinical stage ophthalmology pharmaceutical company. From February 2020 until December 2020, Dr. Tierney served as CEO of Pharma Two B, a CNS specialty pharmaceutical company. From September 2018 until January 2020, Dr. Tierney served as President & CEO of BioPharmX Corporation, a dermatology specialty pharmaceutical company. He also served on the Board of Directors of BioPharmX from September 2018 until May 2020. From January 2014 until March 2018, he served as President & CEO of Icon Bioscience, Inc., a privately held ophthalmic drug delivery company. Dr. Tierney served as President and Chief Operating Officer (and a member of the board of directors) of Oceana Therapeutics, Inc., a private specialty pharmaceutical company between the organization of that company in 2008 and the sale of that company to Salix Pharmaceuticals, Ltd. in December 2011. Dr. Tierney also served as the President and CEO (and as a member of the board of directors) of Valera Pharmaceuticals, Inc. a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with Indevus Pharmaceuticals, Inc. Further, from January 2000 to August 2000, Dr. Tierney served as President of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company, where he was responsible for all of Biovail’s research and development, regulatory and clinical activities. Finally, from March 1997 to January 2000, Dr. Tierney was Senior Vice President of Drug Development at Roberts Pharmaceutical Corporation, where he was responsible for all research and development activities, and for drug development, medical affairs, worldwide regulatory affairs and chemical process development, as well as being part of the executive management team, and from December 1989 to March 1997, Dr. Tierney was employed by Élan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney is also a director of Kempharm, Inc., Bimeda, Inc. and BioPharmX Corporation. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. The Board believes the characteristics that qualify Dr. Tierney to serve on our Board include his business leadership experience and his pharmaceutical industry experience.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors and persons who own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in their ownership of common stock. Officers, directors, and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations made to us that no other reports were required, during the year ended December 31, 2020 all Section 16(a) filings required to be filed by our officers, directors, and greater than 10% stockholders were timely filed.
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

•	a Code of Business Conduct and Ethics applicable to our officers, directors, and employees;

•	a procedure for receipt and treatment of anonymous and confidential complaints or concerns regarding audit, accounting or other matters relating to our business; and

•	disclosure control policies and procedures.
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
http://ir.catalystpharma.com/governance.cfm
.
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
The Board believes that independent oversight of management is also an important component of an effective board of directors. The Board believes that, for the reasons set forth below, our existing corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, our officers. These governance practices are reflected in our various committee charters, which are available on our website at
www.catalystpharma.com
. Some of the relevant processes and other corporate governance practices include:

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
Board Meetings and Attendance at Board and Board Committee Meetings
During 2020, our Board held seven meetings and took actions by unanimous written consent on three occasions. For 2020, all of our directors attended at least 75% or more of the aggregate number of meetings held by our Board and the Board committees on which they served. All of the members of our Board attended the 2020 Annual Meeting of Stockholders which was held on August 20, 2020. Directors are encouraged, but not required, to attend the Annual Meeting.
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
The Board has determined that Donald A. Denkhaus, the current chair of the Audit Committee, and Philip H. Coelho, a former chair and current member of the Audit Committee, are each an “audit committee financial expert” as defined in Regulation
S-K
under the Exchange Act.
The Audit Committee held four meetings in 2020 and took one action by unanimous written consent. The Audit Committee operates under a written charter which describes the role, responsibilities, and functioning of the Audit Committee. The Audit Committee’s charter can be found at
http://ir.catalystpharma.com/governance.cfm
.
Compensation Committee
The role of the Compensation Committee is to discharge the Board’s responsibilities related to compensation of our executive officers, to produce an annual report on executive compensation for inclusion in our Form
10-K
or proxy statement, and to oversee and advise the Board on the adoption of policies that govern our compensation programs, including our stock incentive plans and our benefit plans. The Compensation Committee held three meetings in 2020 and took two actions by unanimous written consent. The Compensation Committee operates under a written charter which describes the role, responsibilities, and functioning of the Compensation Committee. A copy of this charter can be viewed on our website at
http://ir.catalystpharma.com/governance.cfm
. Pursuant to its charter, the Compensation Committee has authority to retain compensation consultants to assist in its evaluation of executive and director compensation.

Nominating & Corporate Governance Committee
The role of the Nominating & Corporate Governance Committee (“N&CG Committee”) is to appoint nominees for election to our Board, to identify and recommend candidates to fill vacancies between annual stockholder meetings, to review, evaluate and recommend changes to our corporate governance policies, and to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to our company and our stockholders. The N&CG Committee held three meetings in 2020. The N&CG Committee operates under a written charter which describes the role, responsibilities, and functioning of the N&CG Committee. A copy of the N&CG Committee’s charter can be found on our website at
http://ir.catalystpharma.com/governance.cfm
.
Risk Oversight
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

Name	Position(s)	Age	Officer Since

Patrick J. McEnany	Chairman, President and Chief Executive Officer	73	January 2002

Steven R. Miller, Ph.D.	Chief Operating Officer and Chief Scientific Officer	59	April 2007

Alicia Grande, CPA, CMA	Vice President, Treasurer and Chief Financial Officer	50	January 2007

Gary Ingenito, M.D., Ph.D.	Chief Medical and Regulatory Officer	65	June 2015

Brian Elsbernd, J.D.	Chief Compliance Officer and Chief Legal Officer	57	February 2016

Jeffrey Del Carmen	Chief Commercial Officer	50	June 2020
Executive Officers’ Business Experience
Patrick J. McEnany.
The business experience of Patrick J. McEnany is included above in “Board of Directors.”
Steven R. Miller, Ph.D.
, has served as Chief Operating Officer since January 2011 and as our Chief Scientific Officer since October 2009. Previously, commencing in April 2007, Dr. Miller was our Vice President of Pharmaceutical Development and Project Management. Dr. Miller has worked in the healthcare industry for over 30 years. Prior to joining us, Dr. Miller spent 15 years with various divisions of Watson Laboratories, a subsidiary of Watson Pharmaceuticals, Inc., most recently as Executive Director of R&D Operations. In this capacity, Dr. Miller managed a team of 75 in the testing of all R&D products for clinical trials, including method valuation, stability testing, operation of the R&D pilot plant, and assembly of the CMC section of drug applications, in addition to other responsibilities. Prior to holding this position, Dr. Miller was Director of Technology Transfer for Watson Laboratories, and Vice President of Research and Product Development for Royce Laboratories, which was subsequently acquired by Watson Laboratories. Prior to joining Royce Laboratories, Dr. Miller was Group Leader and Senior Scientist at Dade Behring. Prior to that, he served as an Analytical Chemist at the U.S. Food & Drug Administration. Dr. Miller received his Bachelor of Science Degree in Chemistry from the University of Maryland and his Ph.D. from the University of Miami.

Alicia Grande, CPA, CMA
, has served as our Vice President, Treasurer and Chief Financial Officer since December 2011 and as our Chief Accounting Officer since January 2007. Prior to joining Catalyst, since 2003 Ms. Grande was employed by The Hackett Group, Inc., a publicly traded strategic consultancy, enterprise benchmarking and best practices transformation company. Ms. Grande served in various capacities with The Hackett Group, most recently as Senior Director of Finance, and was responsible for all external and SEC financial reporting. Ms. Grande also served as head of The Hackett Group’s Sarbanes-Oxley Act compliance team. Prior to joining The Hackett Group, Ms. Grande was employed in public accounting, and she began her career with Arthur Andersen LLP. Ms. Grande earned a Bachelor of Science degree in business administration, with majors in accounting and finance, from Syracuse University and a Master of Accounting degree from Florida International University.
Gary Ingenito, M.D., Ph.D.,
is our Chief Medical and Regulatory Officer. He joined us as our Chief Medical Officer in June 2015 and took over our regulatory operations in February 2016. Prior to joining Catalyst, Dr. Ingenito spent more than 25 years in the field of pharmaceutical development, including drugs, biologics, and combination products. During this time, Dr. Ingenito has held executive responsibilities for clinical research, regulatory, drug safety, and medical affairs at pharmaceutical companies and contract research organizations. Dr. Ingenito initially joined Sandoz Pharmaceuticals in the neuroendocrine group and progressed to become head of medical affairs. He spent eight years at Otsuka Pharmaceuticals, overseeing the approval of anti-infective, cardiovascular, and central nervous system products. Dr. Ingenito has also held positions at Corning-Besselaar, SFBC International, Angiotech Pharmaceuticals, Biotest Pharmaceuticals, and, most recently at Boehringer-Ingelheim Pharmaceuticals, where he served as head of regulatory affairs North America for biosimilars. After obtaining his Bachelor of Arts degree from The Johns Hopkins University, Dr. Ingenito earned his medical degree at Jefferson Medical College, and a Ph.D. in philosophy from Thomas Jefferson University. He completed a post-graduate residency in neurology at the University of Miami, Jackson Memorial Hospital.
Brian Elsbernd, J.D.
 joined us in February 2016 as our Sr. Vice President of Legal and Compliance and became our Chief Compliance Officer and Chief Legal Officer on January 1, 2019. Prior to joining Catalyst, Mr. Elsbernd was, from 2004 until February 2016, employed in various capacities with Mallinckrodt Pharmaceuticals and its predecessors, including as Senior Director of U.S. Healthcare Compliance. At Mallinckrodt, he was involved in the building of their formal compliance program, including providing leadership and vision on ethics and business conduct while also managing multiple other legal and business functions. Before joining Mallinckrodt, Mr. Elsbernd was an associate at Proskauer Rose LLP, within its Health Care practice group, representing health care providers nationwide in matters pertaining to regulatory and administrative law, transactional matters, litigation, and reimbursement issues. Mr. Elsbernd holds a Bachelor of Arts degree in history from the University of Illinois-Urbana and a law degree from the Saint Louis University School of Law.
Jeffrey Del Carmen
 has been our Chief Commercial Officer since June 23, 2020. Previously, since July 2018, Mr. Del Carmen served as our Senior Vice President of Sales and Marketing. Mr. Del Carmen has over 25 years of experience in pharmaceutical sales and project management. Prior to joining Catalyst, from January 2018 until July 2018, Mr. Del Carmen served as Vice President of Business Development of Paragon Biosciences evaluating commercial assets to expand Paragon’s portfolio. From September 2016 until June 2017 (when it was acquired by PTC Therapeutics), Mr. Del Carmen was Senior Director, Rare Disease Marketing for Marathon Pharmaceuticals, leading Marathon’s marketing efforts for the commercialization of Emflaza. From January 2016 to August 2016, Mr. Del Carmen served as Vice President of Sales at Insys Therapeutics. From August 2011 until January 2016, Mr. Del Carmen was employed by Lundbeck Inc., where for the last two years of his tenure at Lundbeck he was the Movement Disorder National Sales Director. Prior to joining Lundbeck, Mr. Del Carmen spent 16 years at Abbott Laboratories in various sales and marketing leadership roles, with increasing responsibility. Mr. Del Carmen holds a Bachelor of Arts degree in Economics from the University of Dayton and an Executive MBA Degree from the University of Wisconsin.

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
Executive officers
During 2020, our Board designated that our “executive officers” (as that term is defined in the rules and regulations under the Exchange Act) are our Chief Executive Officer (Patrick J. McEnany), our Chief Operating and Chief Scientific Officer (Dr. Steven Miller), our Chief Financial Officer (Alicia Grande), our Chief Medical and Regulatory Officer (Dr. Gary Ingenito), our Chief Commercial Officer (Jeffrey Del Carmen), and our Chief Compliance Officer and Chief Legal Officer (Brian Elsbernd). Each of our executive officers were employed by us for all of fiscal 2020.
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
Process of setting 2020 executive officer compensation
In December 2017, our Compensation Committee engaged Radford (an Aon Hewitt Company), an independent compensation consultant, to provide advice and recommendations relating to our executive and non-executive
compensation arrangements. Radford assisted the Compensation Committee in determining an appropriate peer group to evaluate the Company’s executive compensation group for alignment with governance and market best practices, and to provide recommendations as to an appropriate compensation philosophy to guide the Compensation Committee in determining executive officer base, bonus and equity compensation for 2018 and future years.
The peer group that was put in place and that was followed in setting 2020 compensation is below. The peer group was selected based on the following criteria: (i) publicly traded, pre-commercial
therapeutics/biotechnology companies; (ii) companies in the late stage of development of a product (Phase 3) and companies that were currently in the regulatory approval process; (iii) companies with market capitalization of between $200 million and $1 billion; and (iv) companies with less than 100 employees. The Compensation Committee believed when it selected this peer group that this peer group was appropriate from a strategic/stage of development and market capitalization prospective based on the above-defined criteria.

Achaogen	Adamas Pharmaceuticals	Akebia Therapeutics
Alder BioPharmaceuticals	Ardelyx	AVEO Pharmaceuticals
Cara Therapeutics	ChemoCentryx	Dermira
Endocyte	Flexion Therapeutics	Geron
Idera Pharmaceuticals	Intra-Cellular Therapies	La Jolla Pharmaceutical
Omeros	SIGA Technologies	Tetraphase Pharmaceuticals
When the Compensation Committee met to consider these matters in December 2017, it determined to adopt a compensation philosophy, based on Radford’s advice, to move executive compensation (including equity compensation) from the less than 25 th
percentile to the 50
th
percentile over a three-year period. In December 2018, the Compensation Committee determined to follow these guidelines for setting fiscal 2019 executive officer compensation and beyond.
In December 2019, the Compensation Committee set base compensation and bonus targets as a percentage of base compensation for each executive officer. Increases in base compensation ranged from 5.8% to 10%, as part of the previously approved goal of moving executive compensation from less than the 25 th
percentile to the 50% percentile. Further, bonus targets as a percentage of base compensation were set at 60% for our CEO, 50% for our COO/CSO, and 40% for our other executive officers.
Further, in February 2020, the Compensation Committee established the corporate goals and objectives for the payment of 2020 cash bonuses, as follows:

Objective	Weight

Achieving a minimum of $135 million in net revenues	35%
Successful completion of MuSK-MG Study, first half 2020	20%
Submission of sNDA for MuSK-MG before 12/31/2020	10%
Operating to budget by department	15%
Successful completion of SMA-Type 3, second half 2020	10%
Quality/compliance high grades	10%

100%

During March 2019, in light of the
COVID-19
pandemic, the company implemented a number of safety-related initiatives among its employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. The pandemic had several impacts on the business, including delays in healthcare providers seeing new patients, thereby causing the diagnosis of new LEMS patients and their initiating therapy to be delayed, and delays in completing our then ongoing clinical trials. Since our corporate goals and objectives were, in large measure, tied to both of these goals, the Compensation Committee further considered these goals and objectives at a meeting in September 2020 at which the goals and objectives were revised in the following manner:

•
Because of the pandemic, the net revenue target of $135 million was no longer considered achievable, through no fault of management. However, the Compensation Committee determined that if the Company were to report net revenues of between $115 million and $120 million, management would have the opportunity to earn between 25% and 30% of their bonus (rather than the original 35% that they could have earned had the Company met the $135 million net revenue target);

•
Because of the pandemic, the Company’s ability to complete the SMA type 3 proof-of-concept
study was delayed. The Compensation Committee determined to change this goal so that if the study is successfully completed in the second half of 2020, management would have the ability to earn up to 7.5% of their target bonus (rather than the 10% set forth in the previously adopted goals and objectives); and

•
The Compensation Committee determined that while the subject visits in the
MuSK-MG
trial were completed during the first half of 2020, the
top-line
results of the trial were not reported until August 2020 and the trial was not successfully completed. Therefore, the amount of the target bonus that could be earned for completing the trial was reduced to 17.5% (from the 20% level in the original goals and objectives).

Based on these changes, the Compensation Committee provided executive officers with an opportunity to earn between 75% and 80% of their previously established bonus target.
At a Compensation Committee meeting held in December 2020, the Committee, after considering the company’s 2020 performance, determined that outside of the outcome of the
MuSK-MG
study (which could not have been predicted), the executive team performed very strongly. Based on this decision, the cash bonuses set forth in the “Summary Compensation Table” below were paid to our executive officers. At that same meeting, the Compensation Committee made grants of stock options to each executive officer for 2020 services.
The base and bonus compensation for our Principal Executive Officer, Principal Financial Officer and our three most highly compensated officers for services during the fiscal years ended December 31, 2020, 2019 and 2018, as well as the value of the option grants made to each such executive officer for 2020, 2019 and 2018 services are described in the following summary compensation table:
[Table on Next Page]

Awards ($)
Name and Principal Position	Year	Salary ($)	Cash Bonus ($)	Stock (1)	Option (2)	Non-Equity Incentive Compensat- ion	All Other Compensation ($) (3)	Totals ($)

Patrick J. McEnany Chairman, President and CEO	2020 2019 2018	604,179 548,342 524,236	324,000 360,360 332,063	— 429,200 —	834,093 2,033,658 2,605,205	— — —	— — —	1,762,272 3,371,560 3,461,504

Alicia Grande, CFO	2020 2019 2018	402,875 376,460 354,115	144,000 180,000 163,300	— 204,160 —	521,308 362,761 1,046,270	— — —	11,400 11,200 11,000	1,079,583 1,134,581 1,574,685

Steven R. Miller, COO and CSO	2020 2019 2018	453,271 427,441 409,325	202,500 204,672 188,600	— 278,400 —	573,439 494,674 1,046,270	— — —	11,400 11,200 11,000	1,240,610 1,416,387 1,655,195

Gary Ingenito, Chief Medical and Regulatory Officer	2020 2019 2018	448,689 417,787 399,373	160,200 199,680 194,810	— 204,160 —	417,047 362,761 1,046,270	— — —	30,397 29,284 26,192	1,056,333 1,213,672 1,666,645

Jeffrey Del Carmen, CCO	2020	339,207	119,531	141,000	957,032	—	49,219	1,605,989

(1)
The amounts reported are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock unit grants to the executive officers in the listed fiscal year.

(2)
The amounts reported represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for the listed year. For additional information on the valuation assumptions used in the calculation of these amounts, see Note 12 to “Notes to Consolidated Financial Statements” contained in our 2020 Original Form
10-K.

(3)	Includes, for Dr. Ingenito and Mr. Del Carmen, a housing allowance and commuter expenses. All other compensation consists of 401(k) employer match.
Employment Agreements and Potential Payments upon Termination or Change in Control
We have an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer, which provides for the payment of a base salary plus bonus compensation based on performance. Mr. McEnany’s employment agreement also contains a “change of control” severance arrangement if the employee is not retained in our employment after a change of control. The employment agreement for Mr. McEnany expires on November 8, 2022. After the expiration of his employment agreement, Mr. McEnany becomes an employee-at-will,
and he will still be entitled to payments for termination without cause or in the event of a change in control, as set forth below.
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
Under any of those circumstances, the executive’s severance package includes: (i) the payment of any accrued but unpaid annual bonus at the time of termination; (ii) the payment of the executive’s base salary for a period of at least twelve (12) months; (iii) the vesting of all outstanding stock options and other equity awards held by the executive that have not yet vested; and (iv) continuation of the executive’s medical benefits (in case of disability), including to his family (in case of death or disability).
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

To date, the Compensation Committee has designated that Ms. Grande, Mr. Del Carmen, Mr. Elsbernd, Dr. Ingenito and Dr. Miller, will receive benefits under the severance and change in control plan. Pursuant to the terms of the plan, once an executive has been designated to participate in the severance benefits afforded by the plan, the Compensation Committee cannot modify the plan as to that designated executive to eliminate any benefits or to modify the definitions used in the policy to the detriment of the designated executive, unless otherwise agreed to by the designated executive.

The following chart sets forth the amounts payable to our CEO, CFO and our three most highly compensated employees assuming the enumerated events had occurred on December 31, 2020:

Name	Payment Due Upon Termination either by company without Cause or Officer for Good Reason (1)	Payment Due Upon Death or Permanent Disability		Payment Due Upon a Termination by company with Cause or Resignation or Retirement	Payment Due upon a Change in Control (1)
Patrick J. McEnany	$600,000	$600,000		—	$1,200,000
Alicia Grande	$400,000	—		—	$400,000
Steven R. Miller	$450,000	—		—	$450,000
Gary Ingenito	$445,000	$445,000	(2)	—	$445,000
Jeffrey Del Carmen	$375,000	—		—	$375,000

(1)	Excludes the value of any bonus due for services prior to termination, the value of health benefits for the term of the severance and the value of any accelerated vesting of stock options.
(2)	Payable under a letter agreement between us and Dr. Ingenito.
Grants of Plan-Based Awards for 2020
The following table provides information relating to options granted to our CEO, CFO and our three most highly compensated employees during the fiscal year ended December 31, 2020 for 2020 services:

Name	Grant Date	Number of Securities Underlying Options (#) (1)		Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards

Patrick J. McEnany	12/30/2020	400,000		$3.42	$834,093
Alicia Grande	12/30/2020	250,000		$3.42	$521,308
Steven R. Miller	12/30/2020	275,000		$3.42	$573,439
Gary Ingenito	12/30/2020	200,000		$3.42	$417,047
Jeffrey Del Carmen	01/06/2020	30,000	(2)	$4.21	$79,269
Jeffrey Del Carmen	06/23/2020	150,000	(3)	$4.70	$460,716
Jeffrey Del Carmen	12/30/2020	200,000		$3.42	$417,047

(1)
All options vest
one-third
on the first anniversary of the grant date,
one-third
on the second anniversary of the grant date, and
one-third
on the third anniversary of the grant date and expire on the seventh anniversary of the grant date.

(2)	Granted in January 2020 for 2019 services.
(3)	Granted upon Mr. Del Carmen’s appointment as Chief Commercial Officer
In addition, on June 23, 2020, Mr. Del Carmen was granted 30,000 restricted stock units upon his appointment as Chief Commercial Officer. Under the award agreement relating to the RSUs granted, none of such RSUs will grant their holder any voting or other rights as a stockholder until the shares underlying the RSUs become vested and such shares are issued.
Outstanding Stock Options and Restricted Stock Units
We have two stock incentive plans; our 2018 Stock Incentive Plan and our 2014 Stock Incentive Plan. As of April 28, 2021, the following derivative securities were outstanding under our stock incentive plans: (i) stock options to purchase an aggregate of 13,848,671 shares of our common stock, at exercise prices ranging from $0.79 to $6.63 per share, (8,592,289 of which are currently exercisable); and (ii) restricted stock units for 235,671 shares of common stock (none of which are currently vested). On the same date, 1,306,008 shares of common stock remained eligible for grant under the 2018 Plan. On April 28, 2021, the market price of our common stock on the NASDAQ Capital Market was $4.72 per share.
2018 Stock Incentive Plan
In February 2018, our Board adopted the 2018 Plan, which became effective in May 2018 when the 2018 Plan was approved by our stockholders at the 2018 annual meeting of stockholders. An additional 2.5 million shares were authorized by our stockholders at our 2020 annual meeting of stockholders.

Administration
The Compensation Committee of the Board administers the 2018 Plan and determines which persons will receive grants of awards and the type of award to be granted to such persons. The Compensation Committee will also interpret the provisions of the 2018 Plan and make all other determinations that it deems necessary or advisable for the administration of the 2018 Plan.
Eligibility to Participate in the 2018 Plan
All eligible individuals are able to participate in the 2018 Plan. Eligible individuals include our directors, officers, employees, independent contractors and consultants, as well as individuals who have accepted an offer of employment from us. As of the date of this proxy statement, five non-employee
directors, six executive officers, approximately 67 other employees, and approximately 7 consultants are eligible to receive grants under the 2018 Plan.
Because benefits under the 2018 Plan will require future actions by the Compensation Committee and the fair market value of our common stock at various dates, it is not possible to determine the benefits that will be received by eligible individuals under the 2018 Plan, if any. The securities that are underlying grants of awards under the 2018 Plan is our common stock.
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
Material Federal Income Tax Consequences
The following is a brief description of the principal federal income tax consequences, as of the date of this proxy statement, associated with the grant of awards under the 2018 Plan. This summary is based on our understanding of present United States federal income tax law and regulations. The summary does not purport to be complete or applicable to every specific situation. Furthermore, the following discussion does not address foreign, state or local tax consequences.
Options
Grant
. There is generally no United States federal income tax consequence to the participant solely by reason of the grant of incentive stock options or nonqualified stock options under the 2018 Plan, assuming the exercise price of the option is not less than the fair market value of the shares on the date of grant.

Exercise
. The exercise of an incentive stock option is not a taxable event for regular federal income tax purposes if certain requirements are satisfied, including the requirement that the participant generally must exercise the incentive stock option no later than three months following the termination of the participant’s employment with us. However, such exercise may give rise to alternative minimum tax liability (see “Alternative Minimum Tax” below). Upon the exercise of a nonqualified stock option, the participant will generally recognize ordinary income in an amount equal to the excess of the fair market value of the shares at the time of exercise over the amount paid by the participant as the exercise price. The ordinary income recognized in connection with the exercise by a participant of a nonqualified stock option will be subject to both wage and employment tax withholding, and we generally will be entitled to a corresponding deduction.
The participant’s tax basis in the shares acquired pursuant to the exercise of an option will be the amount paid upon exercise plus, in the case of a nonqualified stock option, the amount of ordinary income, if any, recognized by the participant upon exercise thereof.
Disqualifying Disposition
. If the participant disposes of shares of our common stock acquired upon the exercise of an incentive stock option (other than in certain tax free transactions) within two years from the date on which the incentive stock option was granted or within one year after the transfer of shares to the participant pursuant to the exercise of the incentive stock option, at the time of disposition the participant will generally recognize ordinary income equal to the lesser of: (i) the excess of each such share’s fair market value on the date of exercise over the exercise price paid by the participant, or (ii) the participant’s actual gain. If the total amount realized on a taxable disposition (including return on capital and capital gain) exceeds the fair market value on the date of exercise of the shares of our common stock purchased by the participant under the option, the participant will recognize a capital gain in the amount of the excess. If the participant incurs a loss on the disposition (the total amount realized is less than the exercise price paid by the participant), the loss will be a capital loss.
Other Disposition
. If a participant disposes of shares of our common stock acquired upon exercise of a nonqualified stock option in a taxable transaction, the participant will recognize capital gain or loss in an amount equal to the difference between the participant’s basis (as discussed above) in the shares sold and the total amount realized upon disposition. Any such capital gain or loss (and any capital gain or loss recognized on a disqualifying disposition of shares of our common stock acquired upon exercise of incentive stock options as discussed above) will be short-term or long-term depending on whether the shares of our common stock were held for more than one year from the date such shares were transferred to the participant.
Alternative Minimum Tax
. Alternative minimum tax is payable if and to the extent the amount thereof exceeds the amount of the taxpayer’s regular tax liability, and any alternative minimum tax paid generally may be credited against future regular tax liability (but not future alternative minimum tax liability). Alternative minimum tax applies to alternative minimum taxable income. Generally, regular taxable income as adjusted for tax preferences and other items is treated differently under the alternative minimum tax.
For alternative minimum tax purposes, the spread upon exercise of an incentive stock option (but not a nonqualified stock option) will be included in alternative minimum taxable income, and the taxpayer will receive a tax basis equal to the fair market value of the shares of our common stock at such time for subsequent alternative minimum tax purposes. However, if the participant disposes of the incentive stock option shares in the year of exercise, the alternative minimum tax income cannot exceed the gain recognized for regular tax purposes, provided that the disposition meets certain third party requirements for limiting the gain on a disqualifying disposition. If there is a disqualifying disposition in a year other than the year of exercise, the income on the disqualifying disposition is not considered alternative minimum taxable income.
There are no federal income tax consequences to us by reason of the grant of incentive stock options or nonqualified stock options or the exercise of an incentive stock option (other than disqualifying dispositions). At the time the participant recognizes ordinary income from the exercise of a nonqualified stock option, we will be entitled to a federal income tax deduction in the amount of the ordinary income so recognized (as described above), provided that we satisfy our reporting obligations described below. To the extent the participant recognizes ordinary income by reason of a disqualifying disposition of the stock acquired upon exercise of an incentive stock option, and subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we generally will be entitled to a corresponding deduction in the year in which the disposition occurs. We are required to report to the Internal Revenue Service any ordinary income recognized by any participant by reason of the exercise of a nonqualified stock option. We are required to withhold income and employment taxes (and pay the employer’s share of the employment taxes) with respect to ordinary income recognized by the participant upon exercise of nonqualified stock options.

Stock Appreciation Rights
There are generally no tax consequences to the participant or us by reason of the grant of stock appreciation rights. In general, upon exercise of a stock appreciation rights award, the participant will recognize taxable ordinary income equal to the excess of the stock’s fair market value on the date of exercise over the stock appreciation rights’ base price, or the amount payable. Generally, with respect to employees, we are required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we generally will be entitled to a business expense deduction equal to the taxable ordinary income realized by the participant.
Restricted Stock
Unless a participant makes a Section 83(b) election, as described below, with respect to restricted stock granted under the 2018 Plan, a participant receiving such an award will not recognize U.S. taxable ordinary income and we will not be allowed a deduction at the time such award is granted. While an award remains unvested or otherwise subject to a substantial risk of forfeiture, a participant will recognize compensation income equal to the amount of any dividends received and we will be allowed a deduction in a like amount. When an award vests or otherwise ceases to be subject to a substantial risk of forfeiture, the excess of the fair market value of the award on the date of vesting or the cessation of the substantial risk of forfeiture over the amount paid, if any, by the participant for the award will be ordinary income to the participant and will be claimed as a deduction for federal income tax purposes by us. Upon disposition of the shares received, the gain or loss recognized by the participant will be treated as capital gain or loss, and the capital gain or loss will be short-term or long-term depending upon whether the participant held the shares for more than one year following the vesting or cessation of the substantial risk of forfeiture.
However, by filing a Section 83(b) election with the Internal Revenue Service within 30 days after the date of grant, a participant’s ordinary income and commencement of holding period and the deduction will be determined as of the date of grant. In such a case, the amount of ordinary income recognized by such a participant and deductible by us will be equal to the excess of the fair market value of the award as of the date of grant over the amount paid, if any, by the participant for the award. If such election is made and a participant thereafter forfeits his or her award, no refund or deduction will be allowed for the amount previously included in such participant’s income.
Generally, with respect to employees, we are required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code the satisfaction of a tax reporting obligation and any tax withholding condition, we generally will be entitled to a business expense deduction equal to the taxable ordinary income realized by the recipient. Upon disposition of stock, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock, if any, plus any amount recognized as ordinary income upon acquisition (or vesting) of the stock. Such gain or loss will be long- or short-term depending on whether the stock was held for more than one year from the date ordinary income is measured.
Section 409A
If an award under the 2018 Plan is subject to Section 409A of the Code, but does not comply with the requirements of Section 409A of the Code, the taxable events as described above could apply earlier than described, and could result in the imposition of additional taxes and penalties. Participants are urged to consult with their tax advisors regarding the applicability of Section 409A of the Code to their awards.

Potential Limitation on Company Deductions
Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid in a taxable year by a publicly held corporation to its chief executive officer and certain other “covered employees”. Our board of directors and Compensation Committee intend to consider the potential impact of Section 162(m) on grants made under the 2018 Plan, but reserve the right to approve grants of options and other awards for an executive officer that exceeds the deduction limit of Section 162(m).
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
Transferability of Awards
. Awards are
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
Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information regarding equity-based awards held by our CEO, CFO and our three other most highly compensated employees as of December 31, 2020.
[Chart On Following Page]

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested

Patrick J. McEnany	300,000 300,000	— —	— —	3.12 2.53	08/28/21 12/30/22	— —	— —	— —	— —
	200,000	—	—	0.79	06/15/23	—	—	—	—
	250,000	—	—	1.13	01/03/24	—	—	—	—
	200,000	100,000	—	4.01	01/02/25	—	—	—	—
	333,333	166,667	—	3.54	05/29/25	—	—	—	—
	333,333	166,667	—	2.24	12/19/25	—	—	—	—
	246,666 —	493,334 400,000	— —	4.64 3.42	12/02/26 12/30/27	— —	— —	— —	— —
	—	—	—	—	—	—	—	61,667	—

Alicia Grande	170,000 150,000 100,000 150,000 190,000 150,000 44,000 — —	— — — — 95,000 75,000 88,000 250,000 —	— — — — — — — — —	3.12 2.53 0.79 1.13 4.01 2.24 4.64 3.42 —	08/28/21 12/30/22 06/15/23 01/03/24 01/02/25 12/19/25 12/02/26 12/30/27 —	— — — — — — — — —	— — — — — — — — —	— — — — — — — — 29,334	— — — — — — — — —

Steven R. Miller	185,000 150,000 100,000	— — —	— — —	3.12 2.53 0.79	08/28/21 12/30/22 06/15/23	— — —	— — —	— — —	— — —
	150,000	—	—	1.13	01/03/24	—	—	—	—
	190,000	95,000	—	4.01	01/02/25	—	—	—	—
	150,000	75,000	—	2.24	12/19/25	—	—	—	—
	60,000 —	120,000 275,000	— —	4.64 3.42	12/02/26 12/30/27	— —	— —	— —	— —
	—	—	—	—	—	—	—	40,000	—

Gary Ingenito	150,000 50,000	— —	— —	4.13 1.13	06/30/22 01/03/24	— —	— —	— —	— —
	190,000	95,000	—	4.01	01/02/25	—	—	—	—
	150,000	75,000	—	2.24	12/19/25	—	—	—	—
	44,000 —	88,000 200,000	— —	4.64 3.42	12/02/26 12/30/27	— —	— —	— —	— —
	—	—	—	—	—	—	—	29,334	—

Jeffrey Del Carmen	60,000 26,666 — — — —	90,000 13,334 30,000 150,000 200,000 —	— — — — — —	2.86 2.24 4.21 4.70 3.42 —	08/06/25 12/19/25 01/06/27 06/23/27 12/30/27 —	— — — — — —	— — — — — —	— — — — — 30,000	— — — — — —

Option Exercises
During the year ended December 31, 2020, no stock options were exercised by executive officers during periods in which they were serving as executive officers.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the last completed fiscal year, no member of the Compensation Committee was an officer or employee of the Company, was a former officer of the Company, nor had a relationship with the Company requiring disclosure as a related party transaction under Item 404 of Regulation
S-K.
None of the Company’s executive officers served on the compensation committee or board of directors of another entity whose executive officer(s) served as a director on the Company’s Board of Directors or on the Compensation Committee.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed the Compensation – Discussion and Analysis required by Item 402(b) of Regulation
S-K
of the SEC’s rules and regulations with management and based on such review and discussions the Compensation Committee recommended to the Board of Directors that the Compensation – Discussion and Analysis be included in this Form
10-K/A.
The Compensation Committee
David S. Tierney, Chair
Richard J. Daly
Charles B. O’Keeffe
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form
10-K/A,
in whole or in part, the Compensation Committee Report above shall not be incorporated by reference into any such filings
.
CEO PAY RATIO DISCLOSURE
As required by Item 402(u) of Regulation
S-K,
the Compensation Committee reviewed a comparison of our CEO’s annual total compensation in fiscal year 2020 to that of all of our other employees for the same period. We identified our median employee by reviewing the base salary, on an annualized basis, for all of our employees as of December 31, 2020, for the period from January 1, 2020 through December 31, 2020, excluding our CEO. After identifying our median employee, we calculated total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2020 Summary Compensation Table above.
The total annual compensation for fiscal year 2020 for our CEO was $1,762,272 as noted in the table above. The median of the 2020 annual total compensation of all employees (other than our CEO) was $288,385. The resulting ratio of our CEO’s pay to the pay of our median employee for fiscal year 2020 was 6 to 1.
SEC rules for identifying the median of the total annual compensation of our employees and calculating the pay ratio based on that employee’s total annual compensation allows companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. The pay ratio reported by other companies may not be comparable to the pay ratio for our company, as other companies have headquarters offices in different countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. We believe that the pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above.
We invest in our employees at all levels in our company by rewarding performance that balances risk and reward, empowering professional growth and development and by offering affordable benefits and programs that meet the diverse needs of our employees.

COMPENSATION OF DIRECTORS
The following table provides information regarding compensation earned by our non-employee
directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2) ($)	Total ($)
Philip H. Coelho	60,000	62,557	122,557
Charles B. O’Keeffe	85,000	62,557	147,557
David S. Tierney	60,000	62,557	122,557
Donald A. Denkhaus	65,000	62,557	127,557
Richard Daly	52,500	62,557	115,057

(1)	The amounts reported in this column represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for 2020.
(2)	The aggregate number of stock options held by each non-employee director as of December 31, 2020 is indicated in the table below:

Name	Number of Options
Philip H. Coelho	353,500
Charles B. O’Keeffe	353,500
David S. Tierney	353,500
Donald A. Denkhaus	353,500
Richard Daly	353,500
Additionally, as of December 31, 2020, each director held 2,667 unvested RSUs.
2020 Compensation of Directors
For 2020,
non-employee
directors received an annual retainer of $40,000, the chairs of the Audit, Compensation and Nominating & Corporate Governance Committees received an additional retainer of $20,000, $15,000 and $10,000, respectively, and members of the Audit, Compensation and N&CG Committees received an additional retainer of $10,000, $7,500 and $5,000, respectively. Additionally, the Lead Director received an additional fee of $22,500 for his services as lead director. No meeting fees were paid. Further, directors received a grant of stock options for 2020 services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
As of April 28, 2021, we had 103,444,322 shares of our common stock outstanding. The following table sets forth, as of such date, certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors and executive officers; and (iii) all directors and executive officers as a group.

	Shares Beneficially Owned (1)
Name	Number	Percentage
Armistice Capital, LLC (2)	10,000,000	9.7
BlackRock, Inc. (3)	7,744,197	7.5
State Street Corp. (4)	6,113,930	5.9
Vanguard Group Inc. (5)	5,771,079	5.6
Patrick J. McEnany (6)	7,074,351	6.7
Charles B. O’Keeffe (7)	862,875	*
David S. Tierney (7)	608,040	*
Philip H. Coelho (7)	517,926	*
Richard Daly (8)	302,499	*
Donald A. Denkhaus (8)	527,499	*
Steven R. Miller (9)	1,757,687	1.7
Alicia Grande (10)	1,456,441	1.4
Gary Ingenito (11)	689,998	*
Brian Elsbernd (12)	423,666	*
Jeffrey Del Carmen (13)	96,666	*
All executive officers and directors as a group (11 persons) (14)	14,317,648	13.0

*	Less than one percent
(1)
Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise indicated, the address for each person named in this table is c/o Catalyst Pharmaceuticals, Inc.

(2)	Reported on a Schedule 13G filed by Armistice Capital on February 16, 2021. According to the Schedule 13G, Armistice Capital’s address is 510 Madison Avenue, 7 th Floor, New York, New York 10022.
(3)	Reported in a Schedule 13G filed by BlackRock on January 28, 2021. According to the Schedule 13G, BlackRock’s address is 55 East 52 nd Street, New York, New York 10055.
(4)
Reported in a Schedule 13G filed by State Street on February 5, 2021. According to the Schedule 13G, State Street’s address is State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

(5)	Reported in a Schedule 13G filed by Vanguard Group on February 10, 2021. According to the Schedule 13G, Vanguard’s address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(6)
Includes options to purchase 2,263,332 shares of our common stock, of which (i) 300,000 shares are exercisable at a price of $3.12 per share, (ii) 300,000 shares are exercisable at a price of $2.53 per share, (iii) 200,000 shares are exercisable at an exercise price of $0.79 per share, (iv) 250,000 shares that are exercisable at an exercise price of $1.13 per share, (v) 300,000 shares are exercisable at a price of $4.01 per share, (vi) 333,333 shares that are exercisable at a price of $3.54 per share, (vii) 333,333 shares that are exercisable at a price of $2.24 per share, and (viii) 246,666 shares that are exercisable at a price of $4.64 per share. Excludes: (i) 166,667 shares at a price of $3.54 per share that will vest on May 29, 2021, (ii) 166,667 shares at a price of $2.24 per share that will vest on December 19, 2021, (iii) 493,334 shares at a price of $4.64 per share that will vest in two annual tranches beginning on December 2, 2021, (iv) 400,000 shares at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (v) 61,667 restricted stock units that will vest in two annual tranches beginning on December 2, 2021.

(7)
Includes options to purchase 301,166 shares of our common stock, of which (i) 50,000 shares are exercisable at a price of $3.12 per share, (ii) 40,000 shares are exercisable at a price of $2.53 per share, (iii) 50,000 shares are exercisable at a price of $0.79 per share, (iv) 60,000 shares are exercisable at a price of $1.13 per share, (v) 40,000 shares are exercisable at a price of $4.01 per share, (vi) 50,000 shares are exercisable at a price of $2.24 per share, and (vii) 11,166 shares are exercisable at a price of $4.64 per share. Excludes (i) unvested stock options to purchase 22,334 shares of our common stock at a price of $4.64 per share that will vest in two annual tranches beginning on December 2, 2021, (ii) 30,000 shares of our common stock at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (iii) 2,667 restricted stock units that will vest in two annual tranches beginning on December 2, 2021.

(8)
Includes options to purchase 301,166 shares of our common stock, of which (i) 50,000 shares are exercisable at a price of $3.35 per share, (ii) 40,000 shares are exercisable at a price of $2.53 per share, (iii) 50,000 shares are exercisable at a price of $0.79 per share, (iv) 60,000 shares are exercisable at a price of $1.13 per share, (v) 40,000 shares are exercisable at a price of $4.01 per share, (vi) 50,000 shares are exercisable at a price of $2.24 per share, and (vii) 11,166 shares are exercisable at a price of $4.64 per share. Excludes (i) unvested stock options to purchase 22,334 shares of our common stock at a price of $4.64 per share that will vest in two annual tranches beginning on December 2, 2021, (ii) 30,000 shares of our common stock at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (iii) 2,667 restricted stock units that will vest in two annual tranches beginning on December 2, 2021.

(9)
Includes options to purchase 1,080,000 shares of our common stock, of which (i) 185,000 shares are exercisable at a price of $3.12 per share, (ii) 150,000 shares are exercisable at a price of $2.53 per share, (iii) 100,000 shares are exercisable at a price of $0.79 per share, (iv) 150,000 shares are exercisable at a price of $1.13 per share, (v) 285,000 shares are exercisable at a price of $4.01 per share, (vi) 150,000 shares are exercisable at a price of $2.24 per share and (vii) 60,000 shares are exercisable at a price of $4.64 per share. Excludes (i) unvested stock options to purchase 75,000 shares at a price of $2.24 per share that will vest on December 19, 2021, (ii) unvested stock options to purchase 120,000 shares at a price of $4.64 per share that will vest in two annual tranches beginning on December 2, 2021, (iii) unvested stock options to purchase 275,000 shares at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (iv) 40,000 restricted stock units that will vest in two annual tranches beginning on December 2, 2021.

(10)
Includes options to purchase 1,049,000 shares of our common stock, of which (i) 170,000 shares are exercisable at a price of $3.12 per share, (ii) 150,000 shares are exercisable at a price of $2.53 per share, (iii) 100,000 shares are exercisable at a price of $0.79 per share, (iv) 150,000 shares are exercisable at a price of $1.13 per share, (v) 285,000 shares are exercisable at a price of $4.01 per share, (vi) 150,000 shares are exercisable at a price of $2.24 per share, and (vii) 44,000 shares are exercisable at a price of $4.64 per share. Excludes (i) unvested stock options to purchase 75,000 shares at a price of $2.24 per share that will vest on December 19, 2021, (ii) unvested stock options to purchase 88,000 shares at a price of $4.64 per share that will vest in two annual tranches beginning on December 2, 2021, (iii) unvested stock options to purchase 250,000 shares at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (iv) 29,334 restricted stock units that will vest in two annual tranches beginning on December 2, 2021.

(11)
Includes options to purchase 679,000 shares of our common stock, of which (i) 150,000 shares are exercisable at a price of $4.13 per share, (iv) 50,000 shares are exercisable at a price of $1.13 per share, (iii) 285,000 shares are exercisable at a price of $4.01 per share, (iv) 150,000 shares are exercisable at a price of $2.24 per share, and (v) 44,000 shares are exercisable at a price of $4.64 per share. Excludes (i) unvested stock options to purchase 75,000 shares at a price of $2.24 per share that will vest on December 19, 2021, (ii) unvested stock options to purchase 88,000 shares at a price of $4.64 per share that will vest in two annual tranches beginning on December 2, 2021, (iii) unvested stock options to purchase 200,000 shares at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (iv) 29,334 restricted stock units that will vest in two annual tranches beginning on December 2, 2021.

(12)
Includes options to purchase 409,000 shares of our common stock, of which (i) 65,000 shares are exercisable at a price of $1.85 per share, (ii) 40,000 shares are exercisable at a price of $0.79 per share, (iii) 50,000 shares are exercisable at a price of $1.13 per share, (iv) 60,000 shares are exercisable at a price of $4.01 per share, (v) 150,000 shares are exercisable at a price of $2.24 per share, and (vi) 44,000 shares are exercisable at a price of $4.64 per share. Excludes (i) unvested stock options to purchase 75,000 shares at a price of $2.24 per share that will vest on December 19, 2021, (ii) unvested stock options to purchase 88,000 shares at a price of $4.64 per share that will vest in two annual tranches beginning on December 2, 2021, (iii) unvested stock options to purchase 200,000 shares at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (iv) 29,334 restricted stock units that will vest in two annual tranches beginning on December 2, 2021.

(13)
Includes options to purchase 96,666 shares of our common stock, of which (i) 60,000 shares are exercisable at a price of $2.86 per share, (ii) 26,666 shares are exercisable at a price of $2.24 per share, and (iii) 10,000 shares are exercisable at a price of $4.21 per share. Excludes (i) unvested stock options to purchase 90,000 shares at a price of $2.86 per share that will vest in three annual tranches beginning on August 6, 2021, (ii) unvested stock options to purchase 13,334 at a price of $2.24 per share that will vest on December 19, 2021, (iii) unvested stock options to purchase 20,000 shares at a price of $4.21 per share that will vest in two annual tranches beginning on January 6, 2022, (iv) unvested stock options to purchase 150,000 shares at a price of $4.70 per share that will vest in five annual tranches beginning on June 23, 2021, (v) unvested stock options to purchase 200,000 shares at a price of $3.42 per share that will vest in three annual tranches beginning on December 30, 2021, and (vi) 30,000 restricted stock units that will vest in three annual tranches beginning on June 23, 2021.

(14)
Includes options to purchase 7,082,828 shares of our common stock at prices ranging from $0.79 per share to $4.70 per share. Excludes (i) unvested stock options to purchase 3,570,672 shares of our common stock, and (ii) 233,004 unvested restricted stock units.

Securities Authorized for Issuance under Equity Compensation Plans
The following table gives information about our common stock that may be issued upon the exercise of options as of December 31, 2020:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Equity compensation plans approved by security holders (1)	13,393,669	3.10	1,856,008	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	13,393,669	3.10	1,856,008

(1)	Includes our 2014 Stock Incentive Plan and our 2018 Stock Incentive Plan
(2)	Remaining shares are only under our 2018 Stock Incentive Plan

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Certain Related Party Transactions
Since 2019, we have had no transactions or proposed transactions in which we were or are to be participants and in which any related person had or will have a direct or indirect material interest.
Director Independence
The information included under Item 10 above in this Part III is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Independent Auditor Fees
The following table represents fees for professional audit and other services rendered by Grant Thornton LLP for the fiscal years ended December 31, 2020 and 2019.

	2020	2019

Audit fees (1)	$359,870	$423,170
Audit-related fees	—	—

Total audit fees	359,870	423,170
Tax fees	—	—
All other fees	—	—

Total fees	$359,870	$423,170

(1)
Represents aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our financial statements included in our 2020 Original Form
10-K,
for their reviews of our quarterly reports during 2020 and 2019, and for their report on the effectiveness of our internal control over financial reporting as of December 31, 2020 and December 31, 2019. Includes for 2020, $7,950 in fees in connection with an
S-3
Registration Statement. Includes for 2019, $30,210 in fees in connection with an offering that we did not conclude which was being made pursuant to our shelf registration statement (No.
333-219259).

Pre-Approval
of Audit Functions
Pursuant to its written charter, the Audit Committee is responsible for pre-approving
all audit and permitted
non-audit
services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm. 100% of the services provided to us by Grant Thornton in 2020 and 2019 were pre-approved
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
Based upon the Audit Committee’s discussions with management and the independent auditors and the Audit Committee’s review of the representations of management and the reports and letter of the independent auditors provided to the Audit Committee, the Audit Committee recommended to the Board that our audited financial statements for fiscal 2020 be included in our 2020 Original Form
10-K.
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
The Audit Committee
Donald A. Denkhaus (Chair)
Philip H. Coelho
Charles B. O’Keeffe
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form
10-K/A,
in whole or in part, the Audit Committee Report above shall not be incorporated by reference into any such filings

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits.

Exhibit No.	Description of Exhibit

31.3	Section 302 CEO Certification*

31.4	Section 302 CFO Certification*

104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form
10-K/A
to be signed by the undersigned, thereunto duly authorized, this 30 th
day of April, 2021.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany	Chairman of the Board of Directors,	April 30, 2021
Patrick J. McEnany	President and Chief Executive Officer (Principal Executive Officer)

/s/ Alicia Grande	Vice President, Treasurer, Chief	April 30, 2021
Alicia Grande	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Charles B. O’Keeffe	Director	April 30, 2021
Charles B. O’Keeffe

/s/ Philip H. Coelho	Director	April 30, 2021
Philip H. Coelho

/s/ David S. Tierney, M.D.	Director	April 30, 2021
David S. Tierney, M.D.

/s/ Donald A. Denkhaus	Director	April 30, 2021
Donald A. Denkhaus

/s/ Richard J. Daly	Director	April 30, 2021
Richard J. Daly