Form 10-Q
period 2021-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2021-05-10
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File
No. 001-33057

CATALYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0837053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Alhambra Circle Suite 801 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305)
420-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPRX	NASDAQ Capital Market
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 103,364,084 shares of common stock, $0.001 par value per share, were outstanding as of May 6, 2021.

CATALYST PHARMACEUTICALS, INC.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$127,328	$130,237
Short-term investments	15,971	10,041
Accounts receivable, net	5,601	5,987
Inventory	4,390	4,651
Prepaid expenses and other current assets	8,243	8,328

Total current assets	161,533	159,244
Operating lease right-of-use asset	3,309	—
Property and equipment, net	944	130
Deferred tax assets	31,421	32,971
Deposits	9	9

Total assets	$197,216	$192,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,561	$4,256
Accrued expenses and other liabilities	11,875	18,500

Total current liabilities	14,436	22,756
Operating lease liability, net of current portion	4,129	—

Total liabilities	18,565	22,756
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 103,804,590 shares and 103,781,641 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	104	104
Additional paid-in capital	224,927	223,168
Accumulated deficit	(46,335)	(53,705)
Accumulated other comprehensive income (loss)	(45)	31

Total stockholders’ equity	178,651	169,598

Total liabilities and stockholders’ equity	$197,216	$192,354

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	For the Three Months Ended March 31,
	2021	2020
Product revenue, net	$30,205	$29,137

Operating costs and expenses:
Cost of sales	4,681	4,151
Research and development	3,007	4,223
Selling, general and administrative	12,716	10,063

Total operating costs and expenses	20,404	18,437

Operating income	9,801	10,700
Other income, net	81	336

Net income before income taxes	9,882	11,036
Provision for income taxes	2,219	610

Net income	$7,663	$10,426
Net income per share:
Basic	$0.07	$0.10

Diluted	$0.07	$0.10

Weighted average shares outstanding:
Basic	103,814,725	103,407,347

Diluted	106,680,344	106,534,600

Net income	$7,663	$10,426
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(76)	74

Comprehensive income	$7,587	$10,500

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three months ended March 31, 2021 and 2020
(in thousands)

		Common Stock		Additional		Accumulated Other
	Preferred Stock	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Total
Balance at December 31, 2020	$—	103,782	$104	$223,168	$(53,705)	$31	$169,598
Issuance of stock options for services	—	—	—	1,442	—	—	1,442
Exercise of stock options for common stock	—	90	—	188	—	—	188
Amortization of restricted stock for services	—	—	—	129	—	—	129
Repurchase of common stock	—	(67)	—	—	(293)	—	(293)
Other comprehensive gain (loss)	—	—	—	—	—	(76)	(76)
Net income	—	—	—	—	7,663	—	7,663

Balance at March 31, 2021	$—	103,805	$104	$224,927	$(46,335)	$(45)	$178,651

		Common Stock		Additional		Accumulated Other
	Preferred Stock	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Total
Balance at December 31, 2019	$—	103,397	$103	$216,206	$(128,689)	$10	$87,630
Issuance of stock options for services	—	—	—	1,384	—	—	1,384
Exercise of stock options for common stock	—	12	—	26	—	—	26
Amortization of restricted stock for services	—	—	—	136	—	—	136
Other comprehensive gain (loss)	—	—	—	—	—	74	74
Net income	—	—	—	—	10,426	—	10,426

Balance at March 31, 2020	$—	103,409	$103	$217,752	$(118,263)	$84	$99,676

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$7,663	$10,426
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	97	14
Stock-based compensation	1,571	1,519
Deferred taxes	1,550	—
Change in accrued interest and accretion of discount on investments	(6)	81
Amortization of right-of-use asset	—	63
(Increase) decrease in:
Accounts receivable, net	386	3,618
Inventory	261	(254)
Prepaid expenses and other current assets and deposits	85	(1,711)
Increase (decrease) in:
Accounts payable	(1,697)	(2,770)
Accrued expenses and other liabilities	(7,038)	(3,700)
Operating lease liability	942	(73)

Net cash provided by (used in) operating activities	3,814	7,213
Investing Activities:
Purchases of property and equipment	(911)	—
Purchases of investments	(6,000)	—
Proceeds from maturities and sales of investments	—	5,000

Net cash provided by (used in) investing activities	(6,911)	5,000
Financing Activities:
Proceeds from exercise of stock options	188	26

Net cash provided by (used in) financing activities	188	26

Net increase (decrease) in cash and cash equivalents	(2,909)	12,239
Cash and cash equivalents—beginning of period	130,237	89,512

Cash and cash equivalents—end of period	$127,328	$101,751

Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(76)	$74
Repurchase of common stock not yet settled at end of period	$293	$—
Operating lease liabilities arising from obtaining right-of-use assets	$3,309	$—
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Phar
m
aceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage patient-centric biopharmaceutical company focused on in-licensing,
developing and commercializing novel high-quality medicines for patients living with rare diseases.
On November 28, 2018, the U.S. Food and Drug Administration, or FDA, granted approval of Firdapse
®
for the treatment of adults with LEMS (ages 17 and above). On January 15, 2019, the Company launched its first product, Firdapse
®
, in the United States for the treatment of adults with LEMS.
On August 6, 2020, the Company announced that Canada’s national healthcare
r
egulatory agency, Health Canada, has approved Firdapse
®
for the treatment of patients in Canada with LEMS. On October 28, 2020, the Company launched Firdapse
®
in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals.
Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception until the second quarter of 2019, when it started reporting operating income. The Company has been able to fund its cash needs to date through offerings of its securities and revenues from its product sales. See Note 13 (Stockholders’ Equity).
Capital Resources
While there can be no assurance, based on currently available information, the Company estimates that it has sufficient resources to support its planned operations for at least the next 12 months from the issuance date of this Form
10-Q.
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
Risks and Uncertainties
There are numerous aspects of the coronavirus
(COVID-19)
pandemic that have adversely affected the Company’s business since the beginning of the pandemic. The Company closely monitors the impact of the pandemic on all aspects of its business and takes steps, wherever possible, to lessen those impacts. However, the Company is unable to predict the impact that the coronavirus pandemic will have on its business in future periods.

2.	Basis of Presentation and Significant Accounting Policies.

a.
INTERIM FINANCIAL STATEMENTS.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2020 included in this Form
10-Q
was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

2.	Basis of Presentation and Significant Accounting Policies (continued).

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 included in the 2020 Annual Report on Form
10-K
filed by the Company with the SEC. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period or for the full 2021 fiscal year.

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

e.
INVESTMENTS
. The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At March 31, 2021 and December 31, 2020, investments consisted of
short-term bond funds and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond funds and U.S. Treasuries held at March 31, 2021 are classified as available-for-sale
securities. The short-term bond funds are classified as current assets, which reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations, as necessary. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments, U.S. Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are

no
non-current
investments as of March 31, 2021 and December 31, 2020.
The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in other income, net and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an other-than-temporary charge, including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. The Company has not recorded any other-than-temporary impairment charges on its available-for-sale
securities. See Note 3 (Investments).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit loss based on existing contractual payment terms, actual payment patterns of its customer and individual customer circumstances. At March 31, 2021 and December 31, 2020, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

2.	Basis of Presentation and Significant Accounting Policies (continued).

g.
INVENTORY.
Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process
and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in,
first out (FIFO) flow of goods. The Company began capitalizing inventories post FDA approval of Firdapse
®
on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse
®
were recorded as research and development expenses in prior years’ consolidated statements of operations and comprehensive income. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of March 31, 2021 and December 31, 2020, inventory consisted mainly of work-in-process
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

i.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payables and accrued expenses and other liabilities. At March 31, 2021 and December 31, 2020, the fair value of these instruments approximated their carrying value.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$42,707	$42,707	$—	$—

U.S. Treasuries	$69,999	$69,999	$—	$—

Short-term investments:
Short-term bond funds	$15,971	$15,971	$—	$—

	Balances as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,674	$15,674	$—	$—

U.S. Treasuries	$104,994	$—	$104,994	$—

Short-term investments:
Short-term bond funds	$10,041	$10,041	$—	$—

k.
OPERATING LEASES.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use
(“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease term includes options to extend or terminate the lease, however, these options are not considered in the lease term as the Company is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease
components, which are generally accounted for separately.

l.	SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock.
The Company accounts for share repurchases by charging the excess of repurchase price over the repurchased common stock’s par value entirely to accumulated deficit. All repurchased shares are retired and become authorized but unissued shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. The Company may terminate or modify its share repurchase program at any time.

m.
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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three-months ended March 31, 2021 and 2020.
During the three-month periods ended March 31, 2021 and 2020, all of the Company’s sales of Firdapse
®
in the United States were to its Customer.
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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2021 and, therefore, the transaction price was not reduced further during the three-month periods ended March 31, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income through March 31, 2021 and 2020, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
Prompt Payment Discounts:
The Company provides its Customer with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. The prompt payment discount reserve is based on actual invoice sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the consolidated balance sheets.
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
Provider Chargebacks and Discounts:
Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to the Customer, who directly purchases the product from the Company. The Customer charges the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue, net and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by the Customer, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist primarily of chargebacks that the Customer has claimed, but for which the Company has not yet issued a credit.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Government Rebates:
The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be
m
ade for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.
Bridge and Patient Assistance Programs:
The Company provides Firdapse
®
free of charge to uninsured patients who satisfy
pre-established
criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free Firdapse
®
while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Firdapse
®
. The Patient Assistance Program provides Firdapse
®
free of charge for longer periods of time for those who are uninsured or functionally uninsured with respect to Firdapse
®
because they are unable to obtain coverage from their payor despite having health insurance, to the extent allowed by applicable law. The Company does not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
Revenues from Collaborative Arrangements:
The Company analyzes license and collaboration arrangements pursuant to FASB ASC Topic 808, Collaborative Arrangement Guidance and Consideration, (“ASC 808”) to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance or if they are more reflective of a vendor-customer relationship and, therefore, within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For elements of collaboration arrangements that are not accounted for pursuant to guidance in ASC 606, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance.
Pursuant to ASC 606, for arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, the Company performs the following steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company evaluates the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determines whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration.

2.	Basis of Presentation and Significant Accounting Policies (continued).

The collaborative agreements provide for milestone payments upon achievement of development and regulatory events. The Company accounts for milestone payments as variable consideration in accordance with Topic 606. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, these options are considered performance obligations.
Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset.
After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the overall transaction price is allocated to the performance obligations based on the same methodology used at contract inception.
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
Refer to Note 9 (Collaborative Arrangements), for further discussion on the Company’s collaborative arrangements.

n.
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
®
.

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

q.	ROYALTIES. Royalties incurred in connection with the Company’s license agreement, as disclosed in Note 11 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

r.
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

s.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2021 and 2020, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

t.
NET INCOME PER COMMON SHARE.
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements, the calculation includes only the vested portion of such stock and units.

Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended March 31,
	2021	2020

Basic weighted average common shares outstanding	103,814,725	103,407,347
Effect of dilutive securities	2,865,619	3,127,253

Diluted weighted average common shares outstanding	106,680,344	106,534,600

Outstanding common stock equivalents totaling approximately 6.9 million, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2021 as their effect would be anti-dilutive. For the three months ended March 31, 2020, approximately 5.4 million shares of common stock equivalents were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

2.	Basis of Presentation and Significant Accounting Policies (continued).

u.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

v.
RECENTLY ISSUED ACCOUNTING STANDARDS.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes: Simplifying the Accounting for Income Taxes
, a new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company adopted the new standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At March 31, 2021:
U.S. Treasuries – Cash equivalents	$69,999	$2	$—	$69,997
Short-term bond funds	15,971	—	(47)	16,018

Total	$85,970	$2	$(47)	$86,015

At December 31, 2020:
U.S. Treasuries – Cash equivalents	$104,994	$2	$—	$104,992
Short-term bond funds	10,041	29	—	10,012

Total	$115,035	$31	$—	$115,004

There were no

r
ealized gains or losses from
available-for-sale
securities for the three months ended March 31, 2021 or March 31, 2020.

The Company did not hold any securities in an unrealized
loss
position for more than 12 months as of March 31, 2021.

The estimated fair values of available-for-sale securities at March 31, 2021, by contractual maturity, are summarized as follows (in thousands):

March 31, 2021
Due in one year or less	$85,970

4.	Inventory, net.
Inventory, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$—	$—
Work-in-process	3,593	3,555
Finished goods	797	1,096

Total inventory, net	$4,390	$4,651

5.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid manufacturing costs	$4,266	$3,328
Prepaid tax	761	1,368
Prepaid insurance	1,011	1,285
Prepaid subscription fees	735	729
Prepaid research fees	426	453
Prepaid commercialization expenses	364	199
Due from collaborative arrangements	404	437
Other	276	529

Total prepaid expenses and other current assets	$8,243	$8,328

6.	Operating Lease.
The Company has an operating lease agreement for its corporate office. The lease includes an option to e
x
tend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. There are no obligations under finance leases.
The Company entered into an agreement in May 2020 that amended its lease for its office facilities. Under the amended lease, the Company’s leased space increased from approximately 7,800 square feet of space to approximately 10,700 square feet of space. The amended lease commenced in March 2021 when construction of the asset was completed and space became available for use. Consequently, the Company recorded the effects of the amended lease during Q1 2021.
The components of lease expense were as follows (in thousands):

March 31, 2021
Operating lease cost	$56
Supplemental cash flow information related to leases was as follows:

March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14
Supplemental balance sheet information related to leases was as follows:

Operating lease right-of-use assets	$3,309

Other current liabilities	$122
Operating lease liabilities, net of current portion	4,129

Total operating lease liabilities	$4,251

Remaining lease term	10.1 years
Discount rate	4.51%

6.	Operating Lease (continued).

Remaining payments of lease liabilities as of March 31, 2021 were as follows (in thousands):

2021 (remaining nine months)	$80
2022	492
2023	506
2024	522
2025	537
Thereafter	3,150

Total lease payments	5,287
Less imputed interest	(1,036)

Total	$4,251

Rent expense was approximately $
0.1
 million for the three months ended March 31, 2021 and 2020.

7.	Property and Equipment, net.
Property and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment	$51	$51
Furniture and equipment	134	242
Leasehold improvements	939	177
Less: Accumulated depreciation	(180)	(340)

Total property and equipment, net	$944	$130

8.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued preclinical and clinical trial expenses	$766	$585
Accrued professional fees	1,622	1,884
Accrued compensation and benefits	1,901	3,991
Accrued license fees	4,115	10,373
Accrued purchases	286	258
Accrued contributions	1,100	310
Operating lease liability	122	29
Accrued variable consideration	1,772	964
Accrued income tax	80	—
Other	111	106

Current accrued expenses and other liabilities	11,875	18,500

Lease liability—non-current	4,129	—

Non-current accrued expenses and other liabilities	4,129	—

Total accrued expenses and other liabilities	$16,004	$18,500

9.	Collaborative Arrangements.
Endo Collaboration
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
®
tablets.
Under the terms of the Collaboration, the Company has received an up-front
payment, and will receive a milestone payment, and a sharing of defined net profits upon commercialization from Endo consisting of a mid-double
digit percent of net sales of generic Sabril
®
. The Company has also agreed to a sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years
following the commercial launch of the product.
The Company evaluated the license agreement with Endo to determine whether it is a collaborative arrangement for purposes of ASC 808. As the Company shares in the significant risks and rewards, the Company has concluded that this is a collaborative arrangement. As developing a final fished dosage form of a generic product in exchange for consideration is not an output of the Company’s ongoing activities, Endo does not represent a contract with a customer. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
Research and Development
, should be applied by analogy to payments between the parties during the development activities and ASC 606 for the milestone payment and sharing of defined net profits upon commercialization.
The collaborative agreement included a nonrefundable upfront license fee that was recognized upon receipt following execution of the collaborative arrangement for vigabatrin tablets.
The collaborative agreement provides for a $2.0
million milestone payment on the commercial launch of the product by Par. As of March 31, 2021 and 2020, no milestone payments have been earned.
There were no
revenues from this collaborative arrangement for the three months ended March 31, 2021 and 2020. There were no expenses incurred in connection with the collaborative agreement for the three months ended March 31, 2021. Total expenses incurred, net, in connection with the collaborative agreement for three months ended March 31, 2020 were approximately
$5,700,
and have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income.
KYE Pharmaceuticals Collaboration
In August 2020, the Company entered into a collaboration and license agreement with KYE Pharmaceuticals Inc (KYE), for the commercialization of Firdapse
®
in Canada.
Under the agreement, Catalyst granted KYE an exclusive license to commercialize and market Firdapse
®
in Canada. KYE assumes all selling and marketing costs under the collaboration, while the Company is responsible for supply of Firdapse
®
based on the collaboration partner’s purchase orders.
Under the terms of the agreement, the Company will receive an up-front
payment, received payment upon transfer of Marketing Authorization and delivery of commercial product, received payment for supply of Firdapse
®
, will receive milestone payments, and a sharing of defined net profits upon commercialization from KYE consisting of a mid-double-digit
percent of net sales of Firdapse
®
. The Company has also agreed to a sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product in Canada.
Although this agreement is in form identified as a collaborative agreement, the Company has concluded for accounting purposes that it represents a contract with a customer. This is because the Company grants to KYE a license and provides supply of Firdapse
®
in exchange for consideration, which are outputs of the Company’s ongoing activities. Accordingly, the Company has concluded that this collaborative arrangement will be accounted for pursuant to ASC 606.
The collaborative agreement included a nonrefundable upfront license fee that was recognized upon transfer of the license based on a determination that the right is provided as the intellectual property exists at the point in time in which the license is granted.

9.	Collaborative Arrangements (continued).

Under the arrangement, the Company will receive profit-sharing reports within nine days after quarter end from the collaborator. Revenue from sales of collaboration products by the Company’s collaborator will be recognized in the quarter in which the sales occurred. For the three-month periods ended March 31, 2021 and 2020, there was no profit-sharing revenue from sales of the collaborative product.
There was no revenue from the arrangement with KYE for the three months ended March 31, 2021. Total expenses incurred, net, in connection with the agreement with KYE for the three months ended March 31, 2021 were approximately $37,800. These expenses have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

10.	Commitments and Contingencies.
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
The Company believes that the FDA’s approval of Ruzurgi
®
violated its statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus intervened in the case. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated its statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering the Company’s lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny the Company’s motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’s motions for summary judgment, and dismissed the Company’s case.
The Company has appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. There can be no assurance as to the outcome of the Company’s appeal.
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

11.	Agreements.

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

12.	Income Taxes.
The Company’s effective
income
tax rate was 22.5% and 5.4% for the three months ended March 31, 2021 and 2020, respectively. Differences in the effective tax and the statutory federal income tax rate of 21%
are driven by state income taxes and anticipated annual permanent differences, including orphan drug credit expense limitations and other items. The effective tax rate for the three months ended March 31, 2020 is also affected by a valuation allowance provided on the Company’s deferred tax
assets.
The Company
had no uncertain tax positions as of March 31, 2021 and December 31, 2020.

13.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at March 31, 2021 and December 31, 2020.

No shares of preferred stock were outstanding at March 31, 2021 and December 31, 2020.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At March 31, 2021 and December 31, 2020, 103,804,590 and 103,781,641 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

13.	Stockholders’ Equity (continued).

Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program
commenced on March 22, 2021 and, during the
 three months ended March
31, 2021, 67,049 shares were repurchased for an aggregate purchase price of approximately $0.3 million ($4.36 average price per share).

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

14.	Stock Compensation.
For the three-month periods ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$389	$418
Selling, general and administrative	1,182	1,101

Total stock-based compensation	$1,571	$1,519

Stock Options
As of March 31, 2021, there were outstanding stock options to purchase 13,852,004 shares of common stock, of which stock options to purchase 8,592,289 shares of common stock were exercisable as of March 31, 2021.
During the three-month periods ended March 31, 2021 and 2020, the Company granted seven-year term options to purchase an aggregate of 560,000 and 735,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.4 million during the three-month periods ended March 31, 2021 and 2020. During the three-month periods ended March 31, 2021 and 2020, respectively, 761,151 and 854,831 options vested.
During the three-month periods ended March 31, 2021 and 2020, options to purchase 89,998 shares and 11,666 shares, respectively, of the Company’s common stock were exercised, with proceeds of $188,295 and $26,149 respectively, to the Company.
As of March 31, 2021, there was approximately $9.7 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.24 years.

14.	Stock Compensation (continued).
Restricted Stock Units
There were no grants of restricted stock units to employees or directors during the three-month periods ended March 31, 2021 and March 31, 2020. During the three-month periods ended March 31, 2021, and March 31, 2020, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.1 million and $0.1 million, respectively.
As of March 31, 2021, there was approximately $0.9 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 1.74 years.

15.	Subsequent Events.
Subsequent to March 31, 2021, 440,506 shares of the Company’s common stock were repurchased under the Company’s stock repurchase plan. The shares were purchased at an average price of $4.53 per share for a total cost of $2.0 million.

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

•
Basis of Presentation.
This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for first quarter of fiscal 2021.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2021 as compared to the same period ended March 31, 2020.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•
Caution Concerning Forward-Looking Statements.
This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

OVERVIEW
We are a commercial stage biopharmaceutical company focused on in-licensing,
developing and commercializing novel high-quality medicines for patients living with rare diseases. We are currently focusing our efforts on products that treat diseases in the neuromuscular and neurological space, but recently, our Board of Directors approved an expansion in our company’s strategic focus to include acquiring or in-licensing
innovative technology platforms and earlier stage programs in other rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are prepared to invest more heavily in research and development, including acquiring earlier stage opportunities and innovative technology. We believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates that we believe will add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed.
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
We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus intervened in our case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case.
We believe that the District Judge’s decision is incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgment is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. There can be no assurance of the result of such proceeding.
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
We intend to present our hypotheses and a revised protocol to the FDA with respect to the
MuSK-MG
indication for discussion during the first half of 2021. However, there can be no assurance that the FDA will agree with our new protocol design or, even if our new study is successful, accept the results of a single study of a different trial design as sufficient evidence for approval of the
MuSK-MG
indication. In preparing to present this information to the FDA, we are evaluating new clinical trial sites and discussing the new trial design with investigators. Once we receive input from the FDA on this topic, we will determine whether to continue to develop Firdapse
®
for this indication.
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
In that regard, in October 2020, we filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. The lawsuit is in the early stages and there can be no assurance as to the results of these proceedings.
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
Capital Resources
At March 31, 2021, we had cash and investments of approximately $143.3 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this Form
10-Q.
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
Revenues.
During the fiscal quarter ended March 31, 2021 we continued to generate revenues from product sales of Firdapse
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of Firdapse
®
. We received approval from Health Canada on July 31, 2020, for Firdapse
®
for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched Firdapse
®
in Canada. For the three months ended March 31, 2021 and 2020, we did not generate revenues under our collaborative agreement with KYE Pharmaceuticals. We expect our revenues from the KYE collaborative agreement to fluctuate in future periods based on our collaborator’s ability to sell Firdapse
®
in Canada.
For the three months ended March 31, 2021, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.
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
®
. However, as noted in the Overview above, we are prepared to invest in future research and development, including earlier stage opportunities and innovative technology.

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
Income Taxes.
Our effective income tax rate is the ratio of income tax expense (benefit) over our income before income taxes.
Recently Issued Accounting Standards.
For discussion of recently issued accounting standards, please see Note 2, “Basis of Presentation and Significant Accounting Policies,” in the interim consolidated financial statements included in this report.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2020 Annual Report on Form
10-K
that we filed with the SEC on March 15, 2021. Our most critical accounting policies and estimates include: accounting for revenue recognition, leases, preclinical study and clinical trial expenses, stock-based compensation and valuation allowance for deferred tax assets. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
included in our 2020 Annual Report on
Form 10-K.
Results of Operations
Revenues
.
For the three-month periods ended March 31, 2021 and 2020, we recognized $30.2 million and $29.1 million, respectively, in net revenue from product sales from Firdapse
®
. The increase of approximately $1.1 million in revenues was primarily due to net price increases. We had no revenues from our collaborative arrangements for the three months ended March 31, 2021 and 2020.
Cost of Sales.
Cost of sales was approximately $4.7 million for the three months ended March 31, 2021 compared to approximately $4.2 million for the three months ended March 31, 2020. Cost of sales consists principally of royalty payments which are based on net revenue as defined in the applicable license agreement. Further, cost of sales may be artificially low until we fully utilize product manufactured and recorded as expense prior to FDA approval of Firdapse
®
.
Research and Development Expenses
.
Research and development expenses for the three-month periods ended March 31, 2021 and 2020 were approximately $3.0 million and $4.2 million, respectively, and represented approximately 14.7% and 22.9% of total operating costs and expenses for the three-month periods ended March 31, 2021 and 2020, respectively. Research and development expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,		Change
	2021	2020	$	%
Research and development expenses	$2,618	$3,805	(1,187)	(31.2)%
Employee stock-based compensation	389	418	(29)	(7.0)%

Total research and development expenses	$3,007	$4,223	(1,216)	(28.8)%

For the three months ended March 31, 2020, research and development expenses included costs relating to our
MuSK-MG
clinical trial and our SMA type 3
proof-of-concept
trial, both of which were completed in 2020. Research and development costs in both 2020 and 2021 include expenses relating to medical and regulatory affairs, our expanded access programs, and our efforts to develop a long-acting formulation of amifampridine phosphate.

We expect that research and development expenses will continue to be substantial in 2021 and beyond as we conduct our proof-of-concept
trial for HNPP, continue our Expanded Access Program, take steps to continue the development of a long-acting formulation of amifampridine phosphate, continue our regulatory path to seek approval of Firdapse
®
in Japan and evaluate Firdapse
®
as a treatment for other neuromuscular diseases. Research and development expenses will likely also increase if we elect to further the development of Firdapse
®
for
MuSK-MG
or if we successfully execute on our strategic initiative to acquire or in-license
innovative technology platforms and/or earlier stage programs in other therapeutic categories outside of neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 were approximately $12.7 million and $10.1 million, respectively, and represented 62.3% and 54.6% of total operating costs and expenses for the three months ended March 31, 2021 and 2020, respectively. Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,		Change
	2021	2020	$	%
Selling	$5,676	$5,804	(128)	(2.2)%
General and administrative	5,858	3,158	2,700	85.5%
Employee stock-based compensation	1,182	1,101	81	7.4%

Total selling, general and administrative expenses	$12,716	$10,063	2,653	26.4%

For the three months ended March 31, 2021, selling, general and administrative expenses increased approximately $2.7 million when compared to the same period in 2020. The increase was primarily attributable to the timing of commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $2.0 million, increases in litigation fees of approximately $0.5 million and increased costs due to the expansion of our operations and headcount required to support our ongoing efforts to commercialize Firdapse
®
.
We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from Firdapse
®
and take steps to expand our business.
Stock-Based Compensation
.
Total stock-based compensation for the three-month periods ended March 31, 2021 and 2020 were $1.6 million and $1.5 million, respectively. In the first quarter of 2021, grants were principally for stock options relating to 2020 year-end
bonus awards. In the first quarter of 2020, grants were principally for stock options relating to 2019 year-end
bonus awards.
Other Income, Net
.
We reported other income, net in all periods relating to our investment of our cash and cash equivalents and investments. The decrease in other income, net for the three months ended March 31, 2021 when compared to the same period in 2020 is primarily due to lower yields on investments, despite higher invested balances. Other income, net, consists of interest income, dividend income, and unrealized and realized gain (loss) on trading securities.
Income Taxes
.
Our effective income tax rate was 22.5% and 5.4% for the three months ended March 31, 2021 and 2020, respectively. Differences in the effective tax rate and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences. The effective tax rate for the three months ended March 31, 2020 is also affected by a valuation allowance provided on our deferred tax assets.
We had no uncertain tax positions as of March 31, 2021 and December 31, 2020.
Net Income.
Our net income was $7.7 million for the three months ended March 31, 2021 ($0.07 per basic and diluted share) as compared to a net income of $10.4 million for the three months ended March 31, 2020 ($0.10 per basic and diluted share).

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple public and private offering of our securities and, since January 2019, from revenues from product sales. At March 31, 2021, we had cash and cash equivalents and investments aggregating approximately $143.3 million and working capital of approximately $147.1 million. At December 31, 2020, we had cash and cash equivalents and investments aggregating $140.3 million and working capital of $136.5 million. At March 31, 2021, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest-bearing obligations and U.S. Treasuries.
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
In that regard, our future funding requirements will depend on many factors, including:

•	the extent to which we seek to acquire or in-license additional drug development candidates;

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the level of revenues that we report from sales of Firdapse ® ;

•	the effect of competition and market developments; and

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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

Cash Flows.
Net cash provided by operating activities was $3.8 million and $7.2 million, respectively, for the three-month periods ended March 31, 2021 and 2020. During the three months ended March 31, 2021 net cash provided by operating activities was primarily attributable to our net income of $7.7 million, decreases in accounts receivable of $0.4 million, of $0.1 million in prepaid expenses and other current and non-current
assets and $0.3 million in inventory, an increase in operating lease liability of $0.9 million and of $3.2 million of non-cash
expenses. This was partially offset by decreases of $1.7 million in accounts payable and $7.0 million in accrued expenses and other liabilities. During the three months ended March 31, 2020, net cash provided by operating activities was primarily attributable to our net income of $10.4 million, decreases in accounts receivable of $3.6 million and of $1.7 million of non-cash
expenses. This was partially offset by increases of $1.7 million in prepaid expenses and other current and non-current
assets, $0.3 million in inventory and decreases of $2.8 million in accounts payable, $3.7 million in accrued expenses and other liabilities and $0.1 million in operating lease liability.
Net cash used in investing activities was $6.9 million, for the three-month period ended March 31, 2021, consisting primarily of purchases of investments. Net cash provided by investing activities was $5.0 million for the three-month period ended March 31, 2020, consisting of proceeds from maturities and sales of investments.
Net cash provided by financing activities during the three-month periods ended March 31, 2021 and 2020 was $188 thousand and $26 thousand, respectively, consisting of proceeds from the exercise of options to purchase common stock.
Contractual Obligations and Arrangements.
We have entered into the following contractual arrangements:

•	Payments under our license agreement . We have agreed to pay the following royalties under our license agreement:

•
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

For the three months ended March 31, 2021, we recognized an aggregate of approximately $4.1 million of royalties, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income.

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that requires us to make base salary payments of approximately $630,000 in 2021. The agreement expires in November 2022.

•	Purchase commitment. We have entered into a purchase commitment with our contract manufacturing organization for approximately $500,000 per year. The agreement expires in December 2023.

•
Lease for office space
. We operate our business in leased office space in Coral Gables, Florida. We entered into an agreement in May 2020 that amended our lease for the office facilities. Under the amended lease, our leased space increased from approximately 7,800 square feet of space to approximately 10,700 square feet of space. We moved into the new space on March 1, 2021 when the space became available for use. We expect to pay annual rent of approximately $0.5 million.

Off-Balance
Sheet Arrangements.
We currently have no debt or finance leases. We have an operating lease for our office facilities. We do not have any off-balance
sheet arrangements as such term is defined in rules promulgated by the SEC.

Caution Concerning Forward-Looking Statements
This Current Report on Form
10-Q
contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors” in our 2020 Annual Report on Form
10-K.
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
studies,
proof-of-concept
studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether COVID-19 will further affect the timing and costs of our currently ongoing and contemplated clinical trials;

•	Whether Firdapse ® will ever be approved for the treatment of any neuromuscular disease other than LEMS;

•	Whether we can successfully commercialize Firdapse ® in Canada on a profitable basis;

•	Whether our suit to overturn the approval of Ruzurgi ® in Canada will be successful;

•	The impact on sales of Firdapse ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether we will be able to successfully complete the clinical trial in Japan that will be required to seek approval to commercialize Firdapse ® in Japan;

•	Whether we will be able to obtain approval to commercialize Firdapse ® in Japan;

•	Whether we can successfully develop, obtain approval of and successfully market a long-acting version of amifampridine;

•	Whether our efforts to grow our business beyond Firdapse ® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•	Whether our version of generic vigabatrin tablets will ever be approved by the FDA;

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
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.
During the three months ended March 31, 2021, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Ruzurgi
®
We believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus intervened in the litigation. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case.
We believe that the District Judge’s decision is incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgment is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. There can be no assurance of the result of such proceeding.
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

In that regard, in October 19, 2020, we filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.
The lawsuit is in the early stages and there can be no assurance as to the results of this proceeding.
Other Litigation
From time to time we may become involved in legal proceedings arising in the ordinary course of business. Other than as set forth above, we believe that there is no litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS
There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2020 Annual Report on Form
10-K
filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
January 1, 2021 – January 31, 2021	N/A	N/A	N/A	N/A
February 1, 2021 – February 28, 2021	N/A	N/A	N/A	N/A
March 1, 2021 – March 31, 2021	67,049	$4.36	67,049	$39,707

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer
Date: May 10, 2021