Form 10-Q
period 2021-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2021-08-09
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐
No
  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 102,978,461 shares of common stock, $0.001 par value per share, were outstanding as of August 5, 2021.

CATALYST PHARMACEUTICALS, INC.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$135,295	$130,237
Short-term investments	19,980	10,041
Accounts receivable, net	6,292	5,987
Inventory	7,097	4,651
Prepaid expenses and other current assets	7,641	8,328

Total current assets	176,305	159,244
Operating lease right-of-use asset	3,201	—
Property and equipment, net	914	130
Deferred tax assets	28,701	32,971
Deposits	9	9

Total assets	$209,130	$192,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,924	$4,256
Accrued expenses and other liabilities	13,211	18,500

Total current liabilities	16,135	22,756
Operating lease liability, net of current portion	4,051	—

Total liabilities	20,186	22,756
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 103,162,041 shares and 103,781,641 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	103	104
Additional paid-in capital	226,699	223,168
Accumulated deficit	(37,821)	(53,705)
Accumulated other comprehensive income (loss)	(37)	31

Total stockholders’ equity	188,944	169,598

Total liabilities and stockholders’ equity	$209,130	$192,354

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$33,636	$29,605	$63,841	$58,741
License and other revenue	2,729	—	2,729	—

Total revenues	36,365	29,605	66,570	58,741

Operating costs and expenses:
Cost of sales	4,545	4,140	9,226	8,291
Research and development	4,450	4,350	7,457	8,573
Selling, general and administrative	11,532	10,833	24,248	20,896

Total operating costs and expenses	20,527	19,323	40,931	37,760

Operating income	15,838	10,282	25,639	20,981
Other income, net	62	111	143	448

Net income before income taxes	15,900	10,393	25,782	21,429
Provision for income taxes	3,719	613	5,938	1,223

Net income	$12,181	$9,780	$19,844	$20,206
Net income per share:
Basic	$0.12	$0.09	$0.19	$0.20

Diluted	$0.11	$0.09	$0.18	$0.19

Weighted average shares outstanding:
Basic	103,407,803	103,414,523	103,610,138	103,410,881

Diluted	107,734,924	106,730,423	107,299,262	106,433,862

Net income	$12,181	$9,780	$19,844	$20,206
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	8	(85)	(68)	(11)

Comprehensive income	$12,189	$9,695	$19,776	$20,195

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and six months ended June 30, 2021 and 2020
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2020	$—	103,782	$104	$223,168	$(53,705)	$31	$169,598
Issuance of stock options for services	—	—	—	1,442	—	—	1,442
Exercise of stock options for common stock	—	90	—	188	—	—	188
Amortization of restricted stock for services	—	—	—	129	—	—	129
Repurchase of common stock	—	(67)	—	—	(293)	—	(293)
Other comprehensive gain (loss)	—	—	—	—	—	(76)	(76)
Net income	—	—	—	—	7,663	—	7,663

Balance at March 31, 2021	—	103,805	104	224,927	(46,335)	(45)	178,651
Issuance of stock options for services	—	—	—	1,388	—	—	1,388
Exercise of stock options for common stock	—	83	—	271	—	—	271
Amortization of restricted stock for services	—	—	—	130	—	—	130
Repurchase of common stock	—	(733)	(1)	—	(3,667)	—	(3,668)
Issuance of common stock upon vesting of restricted stock units, net	—	7	—	(17)	—	—	(17)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income	—	—	—	—	12,181	—	12,181

Balance at June 30, 2021	$—	103,162	$103	$226,699	$(37,821)	$(37)	$188,944

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2019	$—	103,397	$103	$216,206	$(128,689)	$10	$87,630
Issuance of stock options for services	—	—	—	1,384	—	—	1,384
Exercise of stock options for common stock	—	12	—	26	—	—	26
Amortization of restricted stock for services	—	—	—	136	—	—	136
Other comprehensive gain (loss)	—	—	—	—	—	74	74
Net income	—	—	—	—	10,426	—	10,426

Balance at March 31, 2020	—	103,409	103	217,752	(118,263)	84	99,676
Issuance of stock options for services	—	—	—	1,627	—	—	1,627
Exercise of stock options for common stock	—	13	—	36	—	—	36
Amortization of restricted stock for services	—	—	—	167	—	—	167
Other comprehensive gain (loss)	—	—	—	—	—	(85)	(85)
Net income	—	—	—	—	9,780	—	9,780

Balance at June 30, 2020	$—	103,422	$103	$219,582	$(108,483)	$(1)	$111,201

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$19,844	$20,206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	128	43
Stock-based compensation	3,089	3,314
Deferred taxes	4,270	—
Change in accrued interest and accretion of discount on investments	(6)	(4)
Reduction in the carrying amount of right-of-use asset	108	721
(Increase) decrease in:
Accounts receivable, net	(305)	3,775
Inventory	(2,446)	129
Prepaid expenses and other current assets and deposits	687	(3,170)
Increase (decrease) in:
Accounts payable	(1,332)	1,687
Accrued expenses and other liabilities	(5,490)	(5,473)
Operating lease liability	942	(750)

Net cash provided by (used in) operating activities	19,489	20,478
Investing Activities:
Purchases of property and equipment	(912)	—
Purchases of investments	(10,000)	—
Proceeds from maturities and sales of investments	—	5,000

Net cash provided by (used in) investing activities	(10,912)	5,000
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(17)	—
Proceeds from exercise of stock options	459	62
Repurchase of common stock	(3,961)	—

Net cash provided by (used in) financing activities	(3,519)	62

Net increase (decrease) in cash and cash equivalents	5,058	25,540
Cash and cash equivalents—beginning of period	130,237	89,512

Cash and cash equivalents—end of period	$135,295	$115,052

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$341	$50
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(68)	$(11)
Operating lease liabilities arising from obtaining right-of-use assets	$3,309	$—
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
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
On August 6, 2020, the Company announced that Canada’s national healthcare regulatory agency, Health Canada, has approved Firdapse
®
for the treatment of adult patients in Canada with LEMS. On October 28, 2020, the Company launched Firdapse
®
in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals.
Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception until the second quarter of 2019, when it started reporting net income. The Company has been able to fund its cash needs to date through offerings of its securities and revenues from sales of its product. See Note 13 (Stockholders’ Equity).
Capital Resources
While there can be no assurance, based on currently available information, the Company estimates that it has sufficient resources to support its planned operations for at least the next 12 months from the issuance date of this Form
10-Q.
The Company may raise funds in the future through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional drug development efforts, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s drug candidates or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when and if needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business.
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
filed by the Company with the SEC. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period or for the full 2021 fiscal year.

b.
PRINCIPLES OF CONSOLIDATION
. The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd. (“Catalyst Ireland”). All intercompany accounts and transactions have been eliminated in consolidation. Catalyst Ireland was organized in 2017.

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

e.
INVESTMENTS
. The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At June 30, 2021 and December 31, 2020, investments consisted of short-term bond funds and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond funds and U.S. Treasuries held at June 30, 2021 are classified as available-for-sale
securities. The short-term bond funds are classified as current assets, which reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations, as necessary. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments, U.S. Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are no non-current
investments as of June 30, 2021 and December 31, 2020.
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
available-for-sale
securities. See Note 3 (Investments).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit loss based on existing contractual payment terms, actual payment patterns of its customer and individual customer circumstances. At June 30, 2021 and December 31, 2020, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

2.	Basis of Presentation and Significant Accounting Policies (continued).

g.
INVENTORY.
Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process
and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in,
first out (FIFO) flow of goods. The Company began capitalizing inventories post FDA approval of Firdapse
®
on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse
®
were recorded as research and development expenses in prior years’ consolidated statements of operations and comprehensive income. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of June 30, 2021 inventory consisted of raw materials, work-in
process and finished goods. As of December 31, 2020, inventory consisted mainly of work-in-process
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
PREPAID EXPENSES AND OTHER CURRENT ASSETS.
Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, and amounts due from collaborative and license arrangements. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical
studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing consists of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.

i.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses and other liabilities. At June 30, 2021 and December 31, 2020, the fair value of these instruments approximated their carrying value.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$68,663	$68,663	$—	$—

U.S. Treasuries	$49,996	$49,996	$—	$—

Short-term investments:
Short-term bond funds	$19,980	$19,980	$—	$—

	Balances as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,674	$15,674	$—	$—

U.S. Treasuries	$104,994	$—	$104,994	$—

Short-term investments:
Short-term bond funds	$10,041	$10,041	$—	$—

k.
OPERATING LEASES.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use
(ROU) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease term includes options to extend or terminate the lease, however, these options are not considered in the lease term as the Company is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease
components, which are accounted for separately.

l.	SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock.
The Company accounts for share repurchases by charging the excess of the
repurchase price over the repurchased common stock’s par value entirely to accumulated deficit. All repurchased shares are retired and become authorized but unissued shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. The Company may terminate or modify its share repurchase program at any time.

m.	REVENUE RECOGNITION.
Product Revenues:
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
The Company also may generate revenues from payments received under collaborative and license agreements. Collaborative and license agreement payments may include nonrefundable fees at the inception of the agreements, contingent payments for specific achievements designated in the agreements, and/or net profit-sharing payments on sales of products resulting from the collaborative and license arrangements. For a complete discussion of accounting for collaborative and licensing arrangements, see Revenues from Collaboration and Licensing Arrangements below.
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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and six months ended June 30, 2021 and 2020.
During the three and six months ended June 30, 2021 and 2020, all of the Company’s sales of Firdapse
®
in the United States were to its Customer.
Reserves for Variable Consideration:
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customer, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer).
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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2021 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income through June 30, 2021 and
June 30,
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
Revenues from Collaboration and Licensing Arrangements:
The Company analyzes license and collaboration arrangements pursuant to FASB ASC Topic 808, Collaborative Arrangement Guidance and Consideration, (“ASC 808”) to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance or if they are more reflective of a vendor-customer relationship and, therefore, within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For elements of collaboration arrangements that are not accounted for pursuant to guidance in
Topic
 606, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance.
Pursuant to
Topic
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

The agreements provide for milestone payments upon achievement of development and regulatory events. The Company accounts for milestone payments as variable consideration in accordance with Topic 606. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, these options are considered performance obligations.
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
Refer to Note 9 (Collaboration and Licensing Arrangements), for further discussion on the Company’s collaborative and licensing arrangements.

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

The Company sells its product in the United States through an exclusive distributor (its Customer) to SPs. Therefore, its distributor and SPs account for all of its trade receivables and net product revenues. The creditworthiness of its Customer is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for expected credit loss primarily based on the credit worthiness of its Customer, historical payment patterns, aging of receivable balances and general economic conditions.
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

s.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2021 and 2020, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	103,407,803	103,414,523	103,610,138	103,410,881
Effect of dilutive securities	4,327,121	3,315,900	3,689,124	3,022,981

Diluted weighted average common shares outstanding	107,734,924	106,730,423	107,299,262	106,433,862

Outstanding common stock equivalents totaling approximately 4.9 million and 5.1 million, were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2021 as their effect would be anti-dilutive. For the three and six months ended June 30, 2020, approximately 3.5 million and 4.8 million shares of common stock equivalents were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

2.	Basis of Presentation and Significant Accounting Policies (continued).

u.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

v.
RECENTLY ISSUED ACCOUNTING STANDARDS.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes: Simplifying the Accounting for Income Taxes
, a new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard was effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard required certain changes to be made prospectively, with some changes to be made retrospectively. The Company adopted the new standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At June 30, 2021:
U.S. Treasuries – Cash equivalents	$49,996	$—	$(1)	$49,997
Short-term bond funds	19,980	—	(36)	20,016

Total	$69,976	$—	$(37)	$70,013

At December 31, 2020:
U.S. Treasuries – Cash equivalents	$104,994	$2	$—	$104,992
Short-term bond funds	10,041	29	—	10,012

Total	$115,035	$31	$—	$115,004

There were no realized gains or losses from
available-for-sale
securities for the three or six months ended June 30, 2021 or 2020.
The estimated fair values of
available-for-sale
securities at June 30, 2021, by contractual maturity, are summarized as follows (in thousands):

June 30, 2021
Due in one year or less	$69,976

4.	Inventory, net.
Inventory, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020

Raw materials	$1,117	$—
Work-in-process	5,168	3,555
Finished goods	812	1,096

Total inventory, net	$7,097	$4,651

5.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Prepaid manufacturing costs	$2,646	$3,328
Prepaid tax	93	1,368
Prepaid insurance	623	1,285
Prepaid subscription fees	530	729
Prepaid research fees	391	453
Prepaid commercialization expenses	120	199
Due from collaborative and licensing arrangements	2,917	437
Other	321	529

Total prepaid expenses and other current assets	$7,641	$8,328

6.	Operating Lease.
The Company has an operating lease agreement for its corporate office. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. There are no obligations under finance leases.
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
The components of lease expense were as follows (in thousands):

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Operating lease cost	$108	$164
Supplemental cash flow information related to leases was as follows:

June 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36
Supplemental balance sheet information related to leases was as follows:

Operating lease right-of-use assets	$3,201

Other current liabilities	$200
Operating lease liabilities, net of current portion	4,051

Total operating lease liabilities	$4,251

Remaining lease term	9.8 years
Discount rate	4.51%

6.	Operating Lease (continued).

Remaining payments of lease liabilities as of June 30, 2021 were as follows (in thousands):

2021 (remaining six months)	$80
2022	492
2023	506
2024	522
2025	537
Thereafter	3,150

Total lease payments	5,287
Less imputed interest	(1,036)

Total	$4,251

Rent expense was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2021
, respec
tively,
 and $0.1 million and $0.2 million for the three and six months ended June 30, 2020
, respectively.

7.	Property and Equipment, net.
Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment	$51	$51
Furniture and equipment	135	242
Leasehold improvements	939	177
Less: Accumulated depreciation	(211)	(340)

Total property and equipment, net	$914	$130

8.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued preclinical and clinical trial expenses	$530	$585
Accrued professional fees	1,229	1,884
Accrued compensation and benefits	2,014	3,991
Accrued license fees	6,382	10,373
Accrued purchases	1,343	258
Accrued contributions	—	310
Operating lease liability	200	29
Accrued variable consideration	1,331	964
Accrued income tax	70	—
Other	112	106

Current accrued expenses and other liabilities	13,211	18,500

Lease liability—non-current	4,051	—

Non-current accrued expenses and other liabilities	4,051	—

Total accrued expenses and other liabilities	$17,262	$18,500

9.	Collaboration and Licensing Arrangements.
Endo
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
The Company evaluated the license agreement with Endo to determine whether it is a collaborative arrangement for purposes of ASC 808. As the Company shares in the significant risks and rewards, the Company has concluded that this is a collaborative arrangement. As developing a final finished dosage form of a generic product in exchange for consideration is not an output of the Company’s ongoing activities, Endo does not represent a contract with a customer. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
Research and Development
, should be applied by analogy to payments between the parties during the development activities and ASC 606 for the milestone payment and sharing of defined net profits upon commercialization.
The collaborative agreement included a nonrefundable upfront license fee that was recognized upon receipt following execution of the collaborative arrangement for vigabatrin tablets.
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of June 30, 2021 and 2020, no milestone payments have been earned.
There were no revenues from this collaborative arrangement for the three or six months ended June 30, 2021 or 2020. Total expenses incurred, net, in connection with the collaborative agreement for the three and six months ended June 30, 2021 were approximately $45,000. Total expenses incurred, net, in connection with the collaborative agreement for three and six months ended June 30, 2020 were approximately
$8,554 and $4,206,
respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income.
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

9.	Collaboration and Licensing Arrangements (continued).

Under the arrangement, the Company will receive profit-sharing reports within nine days after quarter end from the collaborator. Revenue from sales of collaboration products by the Company’s collaborator will be recognized in the quarter in which the sales occurred.
Revenues
 from the arrangement with KYE for the three or six months ended
June 30, 2021 were not material.
Total expenses incurred, net, in connection with the agreement with KYE for the three and six months ended June 30, 2021 were approximately $2,000 and $40,000. These expenses have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
DyDo Pharma, Inc.
On June 28, 2021, the Company entered into a license agreement with DyDo Pharma, Inc. (DyDo), for the development and commercialization of Firdapse
®
in Japan.
Under the agreement, DyDo will have joint rights to develop Firdapse
®
, and exclusive rights to commercialize the product, in Japan. DyDo will be responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan, while the Company is responsible for clinical and commercial supply based on purchase orders, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Jap
a
nese regulatory authorities.
Under the terms of the agreement, the Company has earned an
up-front
payment and may earn further development and sales milestones for Firdapse
®
, as well as revenue on product supplied to DyDo.
The Company has concluded that this license agreement will be accounted for pursuant to ASC 606. The agreement included a nonrefundable upfront license fee that was recognized upon the effective date of the agreement as the intellectual property exists at the point in time in which the right to the license is granted. The Company determined the granting of the right to the license is distinct from the supply of Firdapse
®
and represents a separate performance obligation in the agreement.
Additionally, the agreement includes sales-based milestones in which the license is deemed to be the predominant item to which these milestones relate. Revenue will be recognized when the later of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty has been satisfied. Variable consideration related to regulatory milestones is fully constrained and only recognized when the uncertainty is subsequently resolved. For clinical and commercial supply of the product, the Company will recognize revenue when the Customer obtains control of the Company’s product, which will occur at a point in time which is generally at time of shipment.
Revenue from the arrangement with DyDo for the three and six months ended June 30, 2021 was approximately $2.7 million relating to the nonrefundable upfront license fee, and
is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. As of June 30, 2021, no milestone payments have been earned and there has been no clinical or commercial supply of Firdapse
®
.

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

10.	Commitments and Contingencies (continued).

The Company has appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. There can be no assurance as to the outcome of the Company’s appeal.
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. The Company has since initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by the Company. As such, the Company believes that its data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, the Company announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of Firdapse
®
’s data protection rights. However, on June 28, 2021, the Company announced that Health Canada had re-issued
a NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. There can be no assurance of the result of this proceeding. See Note 15 (Subsequent Events).
Additionally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or cash flows.

11.	Agreements.

a.
LICENSE AGREEMENT FOR FIRDAPSE
®
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

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for Firdapse
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
The Company’s effective income tax rate was 23.0% and 5.7% for the six
 months
 ended June 30, 2021 and 2020, respectively. The difference in the effective rates between periods is driven by the release of the Company’s valuation allowance against deferred taxes in the third quarter of 2020. Differences in the effective tax and the statutory federal income tax rate of
 21%

are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed.
The Company had no uncertain tax positions as of June 30, 2021 and December 31, 2020.

13.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at June 30, 2021 and December 31, 2020. No shares of preferred stock were outstanding at June 30, 2021 and December 31, 2020.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At June 30, 2021 and December 31, 2020, 103,162,041 and 103,781,641 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021 and, during the three and six months ended June 30, 2021, 732,951 and 800,000 shares were repurchased for an aggregate purchase price of approximately $3.7 million ($5.00 average price per share) and $4.0 million ($4.95 average price per share), respectively.

See Note 15 (Subsequent Events).
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

14.	Stock Compensation.
For the three and six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$376	$421	$765	$839
Selling, general and administrative	1,142	1,373	2,324	2,475

Total stock-based compensation	$1,518	$1,794	$3,089	$3,314

14.	Stock Compensation (continued).

Stock Options
As of June 30, 2021, there were outstanding stock options to purchase 13,759,670 shares of common stock, of which stock options to purchase 8,765,623 shares of common stock were exercisable as of June 30, 2021.
During the three and six months ended June 30, 2021, the Company granted seven-year term options to purchase an aggregate of 70,000 and 630,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.4 million and $2.8 million, respectively, during the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2020, the Company granted seven-year term options to purchase an aggregate of 260,000 and 995,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.6 million and $3.0 million, respectively, during the three and six months ended June 30, 2020.
During the three and six months ended June 30, 2021, options to purchase 83,332 shares and 173,330 shares, respectively, of the Company’s common stock were exercised, with proceeds of $270,523 and $458,818 respectively, to the Company.
During the three and six months ended June 30, 2020, options to purchase 13,333 shares and 24,999 shares, respectively, of the Company’s common stock were exercised, with proceeds of $36,201 and $62,350 respectively, to the Company.
As of June 30, 2021, there was approximately $8.3 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.08 years.
Restricted Stock Units
There were no grants of restricted stock units to employees or directors during the three or six months ended June 30, 2021. During the three and six months ended June 30, 2020, 30,000 restricted stock units were granted. During the three and six months ended June 30, 2021, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.2 million and $0.3 million, respectively.
As of June 30, 2021, there was approximately $0.8 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 1.49 years.

15.	Subsequent Events.
Subsequent to June 30, 2021, 199,746 shares of the Company’s common stock were repurchased under the Company’s stock repurchase plan. The shares were purchased at an average price of $5.48 per share for a total cost of $1.1 million.
During July 2021, as a result of Health Canada
re-issuing
an NOC for Ruzurgi
®
allowing the product to be marketed again in Canada for patients with LEMS, the Company along with KYE, filed a suit against Health Canada to overturn the Minister’s recent decision to approve Ruzurgi
®
. There can be no assurance as to the outcome of this proceeding.

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

•
Basis of Presentation.
This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the second quarter of fiscal 2021.

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

•
Results of Operations.
This section provides an analysis of our results of operations for the three and six months ended June 30, 2021 as compared to the three and six month periods ended June 30, 2020.

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

OVERVIEW
We are a commercial-stage patient centric biopharmaceutical company focused on in-licensing,
developing and commercializing novel high-quality medicines for patients living with rare diseases. We are currently focusing our efforts on products that treat diseases in the neuromuscular and neurological space, but recently, our Board of Directors approved an expansion in our company’s strategic focus to include potentially acquiring or in-licensing
innovative technology platforms and earlier stage programs in other rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are prepared to invest more heavily in research and development, including acquiring earlier stage opportunities and innovative technology. We believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates that we believe will add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed.
To spearhead this investment, we recently hired Dr. Preethi Sundaram as our Chief Product Development Officer. In that position, Dr. Sundaram will lead the strategy and direct the development of programs from early-stage R&D assets through late-stage clinical programs that will be focusing on developing therapies to treat rare diseases. We are also currently exploring several potential opportunities to acquire companies with drug products in development or to in-license
drug products in development. However, no definitive agreements have been entered into to date.
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
In March 2020, in light of worsening conditions as a result of the pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. Recently, in light of decreasing
COVID-19
case numbers and increasing vaccination, we have begun to relax these restrictions, including a return to in-person
work. However, the continually changing nature of the pandemic means that these restrictions may return.

We believe that because many healthcare providers have delayed seeing new patients because of the pandemic, there has been a delay in the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, we believe that as more healthcare providers resume seeing new patients on a regular basis, the impact of this aspect of the
COVID-19
pandemic on our business will lessen.
Firdapse
®
On November 28, 2018, we received approval from the FDA for Firdapse
®
Tablets, 10 mg for the treatment of adult LEMS patients (ages 17 and above). In January 2019, we launched Firdapse
®
in the United States, selling through a field force experienced in neurologic, central nervous system or rare disease products consisting at the time of approximately 20 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse
®
for other ultra-orphan, neuromuscular diseases. Finally, we are working with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS, Anti-MuSK antibody positive myasthenia gravis, or
MuSK-MG,
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
We are supporting the distribution of Firdapse
®
through Catalyst Pathways
®
, our personalized treatment support program. Catalyst Pathways
®
is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen to an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most pharmaceutical products for ultra-orphan diseases are distributed and dispensed to patients. We believe that by using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.
In order to help adult LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays
and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay
assistance program designed to keep
out-of-pocket
costs to not more than $10.00 per month (currently $0.00 per month) available for all LEMS patients prescribed Firdapse
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
In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi
®
, another version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). While the NDA for Ruzurgi
®
only covers pediatric patients, we believe that Ruzurgi
®
is regularly being prescribed
off-label
to adult LEMS patients. We believe that under applicable law, Jacobus Pharmaceuticals (“Jacobus”) is not permitted to market its amifampridine product, Ruzurgi
®
, to adult LEMS patients in the United States, and we are continuing to aggressively take all steps available to us to protect Firdapse’s
®
exclusivity under the Orphan Drug Act. There can be no assurance, however, that we will be able to stop the off-label
prescribing of Ruzurgi
®
to adult LEMS patients. If Jacobus is able to successfully continue to sell Ruzurgi
®
off-label
to additional adult LEMS patients, it could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that the District Judge’s decision was incorrect as a matter of law and contrary to the plain language of the Orphan Drug Act. We believe that if the District Judge’s decision to grant summary judgment is correct on the law, it means that the FDA has the authority to effectively eliminate the benefits of exclusivity under the Orphan Drug Act, which we believe will chill the incentive for drug companies to spend the millions of dollars necessary to develop an orphan drug. As a result, we have appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. The case has been fully briefed and oral argument was held in March 2021. However, no decision has been received to date, and there can be no assurance as to the result of such proceeding.
We are currently developing a long-acting formulation of amifampridine phosphate. A number of candidate formulations have been prepared, and three of the most promising formulations were evaluated in a pharmacokinetic (PK) study completed during the fourth quarter of 2020. The results of this first PK study will be used to inform the design and refinement of future product formulations and additional PK work to be conducted. We have also completed a number of advisory board meetings with both patients and doctors in order to establish the optimum target characteristics of the long-acting formulation of amifampridine phosphate that are desired by the LEMS patient community and treating physicians. There can be no assurance that we will be able to successfully develop a long-acting formulation of amifampridine phosphate, that any such formulation will be approved by the FDA for marketing, or that any such formulation will be commercially viable.
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
We recently presented our hypotheses and a revised protocol to the FDA with respect to the
MuSK-MG
indication. The FDA provided written comments that were unfavorable towards a revised study design and further questioned the ability of the initial
MuSK-MG
pilot study to be supportive. These remarks make it unlikely that a single study similar design to
MSK-002
would be sufficient for potential approval of the
MuSK-MG
indication. We are preparing an appropriate expert panel to discuss options and review the likelihood of success for a
MuSK-MG
indication for Firdapse
®
.
We intend to conduct a
proof-of-concept
study evaluating Firdapse
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The scientific basis for considering this indication is that leakage of neuron potassium channels is observed in HNPP. Since Firdapse
®
is a potassium channel blocker, it may mitigate the pathological effects of the potassium channel leakage in HNPP patients. The FDA requested that a new, patient centric endpoint be researched and used for our proposed study, without assurance that it would be acceptable for approval. Based upon the uncertainty of such an endpoint, we have decided not to conduct this as a company sponsored study. The proposed investigator is considering whether to seek Company support to conduct the study as an investigator-initiated study.
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
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. We initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.

On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of Firdapse
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in early July 2021, we, along with our partner KYE, filed a second suit against Health Canada to overturn their most recent decision. There can be no assurance as to the outcome of this proceeding.
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
We have reached an agreement with Japanese regulatory authorities as to the scope of the clinical trial that we will be required to undertake in Japan before we will be permitted to submit an application to the Japanese regulatory authorities to seek to commercialize Firdapse
®
for the treatment of LEMS in Japan. We also recently been granted orphan drug designation in Japan for the symptomatic treatment of LEMS. There can be no assurance that we will successfully obtain the right to commercialize Firdapse
®
in Japan.
On June 28, 2021, we entered into a license agreement with DyDo Pharma, Inc. (DyDo), pursuant to which we sub-licensed
to DyDo the Japanese rights for Firdapse
®
for the treatment of LEMS. Under the terms of the Agreement, DyDo will have joint rights to develop Firdapse
®
, and exclusive rights to commercialize the product, in Japan. DyDo will be responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan. We will be responsible for clinical and commercial supply, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities. Subject to the satisfaction of terms and conditions as set forth in the Agreement, we have earned an upfront payment and are eligible to receive further development and sales milestones for Firdapse
®
, as well as revenue on product supplied to DyDo.
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
In that regard, in October 2020, we filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 patent. The suits have since been combined in the U.S. District Court for New Jersey. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuit alleges that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. The lawsuit is in the discovery stage and there can be no assurance as to the results of these proceedings.
In April 2021, t
he USPTO allowed Patent No. 11,060,128 (the ’128 patent) to our licensor and thereby to us, and the patent issued on July 13, 2021. The patent is directed to the use of suitable doses of amifampridine to treat patients suffering with LEMS, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label for the treatment of LEMS, that states the patented dosing regimens and doses in the Dosing and Administration section of a product label could possibly infringe this patent.
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
Capital Resources
At June 30, 2021, we had cash and investments of approximately $155.3 million and no funded debt. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this Form
10-Q.
There can be no assurance that we will continue to be successful in commercializing Firdapse
®
or will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Basis of Presentation
Revenues.
During the fiscal quarter ended June 30, 2021, we continued to generate revenues from product sales of Firdapse
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of Firdapse
®
. We received approval from Health Canada on July 31, 2020, for Firdapse
®
for the symptomatic treatment of LEMS in adults and as of December 31, 2020, we had launched Firdapse
®
in Canada. For the three and six months ended June 30, 2021 and 2020, revenues generated under our collaborative agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaborative agreement to fluctuate in future periods based on our collaborator’s ability to sell Firdapse
®
in Canada.
For the three and six months ended June 30, 2021, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.
For the three and six months ended June 30, 2021, we earned approximately $2.7 million in revenue under our licensing agreement with DyDo. We expect our revenues from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.
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
Form 10-K.
Results of Operations
Revenues.
For the three and six months ended June 30, 2021, we recognized approximately $33.6 million and $63.8 million, respectively, in net revenue from product sales from Firdapse
®
compared to approximately $29.6 million and $58.7 million for the three and six months ended June 30, 2020. We recognized approximately $2.7 million for the three and six months ended June 30, 2021 in license and other revenue. We had no revenues from our collaborative or license arrangements for the three and six months ended June 30, 2020.
Cost of Sales.
Cost of sales was approximately $4.5 million and $9.2 million for the three and six months ended June 30, 2021 compared to approximately $4.1 million and $8.3 million for the three and six months ended June 30, 2020. Cost of sales consists principally of royalty payments which are based on net revenue as defined in the applicable license agreement.
Research and Development Expenses.
Research and development expenses for the three months ended June 30, 2021 and 2020 were approximately $4.5 million and $4.4 million, respectively, and represented approximately 21.7% and 22.5% of total operating costs and expenses for the three months ended June 30, 2021 and 2020, respectively. Research and development expenses for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Change
	2021	2020	$	%
Research and development expenses	$4,074	$3,929	145	3.7%
Employee stock-based compensation	376	421	(45)	(10.7)%

Total research and development expenses	$4,450	$4,350	100	2.3%

Research and development expenses for the six months ended June 30, 2021 and 2020 were approximately $7.5 million and $8.6 million, respectively, and represented approximately 18.2% and 22.7% of total operating costs and expenses for the six months ended June 30, 2021 and 2020, respectively. Research and development expenses for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six months ended June 30,		Change
	2021	2020	$	%
Research and development expenses	$6,692	$7,734	(1,042)	(13.5)%
Employee stock-based compensation	765	839	(74)	(8.8)%

Total research and development expenses	$7,457	$8,573	(1,116)	(13.0)%

Research and development expenses stayed relatively consistent for the three and six month periods ended June 30, 2021 when compared to the same periods in 2020. For the three and six months ended June 30, 2020, research and development expenses included costs relating to our
MuSK-MG
clinical trial and our SMA type 3
proof-of-concept
trial, both of which were completed in the second half of 2020. For the three and six months ended June 30, 2021, research and development expenses included costs relating to winding down of the sites for both the MuSK-MG clinical trial and SMA type 3 proof-of-concept trial. Research and development costs in both 2020 and 2021 periods included expenses relating to medical and regulatory affairs, our expanded access programs, and our efforts to develop a long-acting formulation of amifampridine phosphate.

We expect that research and development expenses will continue to be substantial in 2021 and beyond as we continue our Expanded Access Program, take steps to continue the development of a long-acting formulation of amifampridine phosphate and evaluate Firdapse
®
as a treatment for other neuromuscular diseases. Research and development expenses will also increase if we elect to further the development of Firdapse
®
for
MuSK-MG
or if we successfully execute on our strategic initiative to acquire or in-license
innovative technology platforms and/or earlier stage programs in other therapeutic categories outside of neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 were approximately $11.5 million and $10.8 million, respectively, and represented 56.2% and 56.1% of total operating costs and expenses for the three months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Change
	2021	2020	$	%
Selling	$5,981	$5,622	359	6.4%
General and administrative	4,409	3,838	571	14.9%
Employee stock-based compensation	1,142	1,373	(231)	(16.8)%

Total selling, general and administrative expenses	$11,532	$10,833	699	6.5%

Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were approximately $24.2 million and $20.9 million, respectively, and represented 59.2% and 55.3% of total operating costs and expenses for the six months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six months ended June 30,		Change
	2021	2020	$	%
Selling	$11,657	$11,425	232	2.0%
General and administrative	10,267	6,996	3,271	46.8%
Employee stock-based compensation	2,324	2,475	(151)	(6.1)%

Total selling, general and administrative expenses	$24,248	$20,896	3,352	16.0%

For the three and six months ended June 30, 2021, selling, general and administrative expenses increased approximately $0.7 million and $3.4 million, respectively, when compared to the same periods in 2020. The increase for the six months ended June 30, 2021 was primarily attributable to the timing of commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $2.0 million, increases in litigation fees of approximately $1.1 million and increased costs due to the expansion of our operations and headcount required to support our ongoing efforts to commercialize Firdapse
®
.
We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from Firdapse
®
and take steps to expand our business.
Stock-Based Compensation.
Total stock-based compensation for the three and six months ended June 30, 2021 were $1.5 million and $3.1 million, respectively, and for the three and six months ended June 30, 2020 were $1.8 million and $3.3 million, respectively. In the first half of 2021, grants were principally for stock options relating to 2020 year-end
bonus awards. In the first half of 2020, grants were principally for stock options relating to 2019 year-end
bonus awards.
Other Income, Net.
We reported other income, net in all periods relating to our investment of our cash and cash equivalents and investments. The decrease in other income, net for the three and six months ended June 30, 2021 when compared to the same periods in 2020 is primarily due to lower yields on investments, despite higher invested balances. Other income, net, consists primarily of interest and dividend income.

Income Taxes.
Our effective income tax rate was 23.0% and 5.7% for the six months ended June 30, 2021 and 2020, respectively. The difference in the effective rates between periods is driven by the release of the valuation allowance against deferred taxes in the third quarter of 2020. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed.
We had no uncertain tax positions as of June 30, 2021 and December 31, 2020.
Net Income.
Our net income was approximately $12.2 million and $19.8 million, respectively, for the three and six months ended June 30, 2021 ($0.12 and $0.19, respectively, per basic and $0.11 and $0.18, respectively, per diluted share) as compared to net income of approximately $9.8 million and $20.2 million, respectively, for the three and six months ended June 30, 2020 ($0.09 and $0.20, respectively, per basic and $0.09 and $0.19, respectively, per diluted share).
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple public and private offering of our securities and, since January 2019, from revenues from product sales. At June 30, 2021, we had cash and cash equivalents and investments aggregating approximately $155.3 million and working capital of approximately $160.2 million. At December 31, 2020, we had cash and cash equivalents and investments aggregating $140.3 million and working capital of $136.5 million. At June 30, 2021, substantially all of our cash and cash equivalents was deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest-bearing obligations and U.S. Treasuries.
We incurred operating losses through the quarter ended March 31, 2019 and reported net income for the first time during the three and six month periods ended June 30, 2019. We expect to continue to spend substantial dollars on our current and future drug development programs.
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
Cash Flows.
Net cash provided by operating activities was $19.5 million and $20.5 million, respectively, for the six-month
periods ended June 30, 2021 and 2020. During the six months ended June 30, 2021 net cash provided by operating activities was primarily attributable to our net income of $19.8 million, increases of $0.7 million in prepaid expenses and other current and non-current
assets, $0.9 million in lease liability and of $7.6 million of non-cash
expenses. This was partially offset by increases of $0.3 million in accounts receivable, $2.4 million in inventory and decreases of $1.3 million in accounts payable and $5.5 million in accrued expenses and other liabilities. During the six months ended June 30, 2020 net cash provided by operating activities was primarily attributable to our net income of $20.2 million, increases of $3.8 million in accounts receivable, net and $1.7 million in accounts payable and decreases of $0.1 million in inventory and $4.1 million of non-cash
expenses. This was partially offset by an increase of $3.2 million in prepaid expenses and other current and non-current
assets and decreases of $5.5 million in accrued expenses and other liabilities and $0.8 million in operating lease liability.
Net cash used in investing activities was $10.9 million, for the six-month
period ended June 30, 2021, consisting primarily of purchases of investments. Net cash provided by investing activities was $5.0 million for the six-month
period ended June 30, 2020, consisting of proceeds from maturities and sales of investments.
Net cash used in financing activities during the
six-month
period ended June 30, 2021 was $3.5 million and consisted primarily of the repurchase of common stock. Net cash provided by financing activities during the six-month
period ended June 30, 2020 was $62 thousand, consisting of proceeds from the exercise of options to purchase common stock.
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

For the three and six months ended June 30, 2021, we recognized an aggregate of approximately $4.3 million and $8.4 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income.

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
studies,
proof-of-concept
studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether COVID-19 will further affect the timing and costs of our currently ongoing and contemplated clinical trials;

•	Whether Firdapse ® will ever be approved for the treatment of any neuromuscular disease other than LEMS;

•	Whether Firdapse ® can be successfully commercialized in Canada on a profitable basis;

•	Whether our suit to overturn the approval of Ruzurgi ® in Canada will be successful;

•	The impact on sales of Firdapse ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether we will be able to successfully complete the clinical trial in Japan that will be required to seek approval to commercialize Firdapse ® in Japan;

•	Whether we will be able to obtain approval to commercialize Firdapse ® in Japan;

•	Whether we can successfully develop, obtain approval of and successfully market a long-acting version of amifampridine phosphate;

•	Whether our efforts to grow our business beyond Firdapse ® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•	Whether our version of generic vigabatrin tablets will ever be approved by the FDA;

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
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.
During the three months ended June 30, 2021, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

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
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. We have since initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of Firdapse
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in early July 2021, we, along with our partner KYE, filed a second suit against Health Canada to overturn their most recent decision. There can be no assurance as to the outcome of this proceeding.

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
®
in violation of our patent rights.
The lawsuit is in the discovery stage and there can be no assurance as to the results of this proceeding.
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
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
April 1, 2021 – April 30, 2021	432,951	$4.53	432,951	$37,748
May 1, 2021 – May 31, 2021	9,260	$4.62	9,260	$37,705
June 1, 2021 – June 30, 2021	290,740	$5.73	290,740	$36,040

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer
Date: August 9, 2021