Form 10-Q
period 2021-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2021-11-09
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 103,117,579 shares of common stock, $0.001 par value per share, were outstanding as of November 5, 2021.

CATALYST PHARMACEUTICALS, INC.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,836	$130,237
Short-term investments	19,956	10,041
Accounts receivable, net	6,625	5,987
Inventory	6,950	4,651
Prepaid expenses and other current assets	4,428	8,328

Total current assets	192,795	159,244
Operating lease right-of-use asset	3,093	—
Property and equipment, net	951	130
Deferred tax assets	26,400	32,971
Deposits	9	9

Total assets	$223,248	$192,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,752	$4,256
Accrued expenses and other liabilities	17,862	18,500

Total current liabilities	20,614	22,756
Operating lease liability, net of current portion	3,973	—

Total liabilities	24,587	22,756
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 103,153,459 shares and 103,781,641 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	103	104
Additional paid-in capital	231,165	223,168
Accumulated deficit	(32,544)	(53,705)
Accumulated other comprehensive income (loss)	(63)	31

Total stockholders’ equity	198,661	169,598

Total liabilities and stockholders’ equity	$223,248	$192,354

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$35,890	$29,167	$99,731	$87,908
License and other revenue	64	150	2,793	150

Total revenues	35,954	29,317	102,524	88,058

Operating costs and expenses:
Cost of sales	5,310	3,879	14,536	12,170
Research and development	4,487	3,749	11,944	12,322
Selling, general and administrative	12,153	9,985	36,401	30,881

Total operating costs and expenses	21,950	17,613	62,881	55,373

Operating income	14,004	11,704	39,643	32,685
Other income, net	68	33	211	481

Net income before income taxes	14,072	11,737	39,854	33,166
Income tax provision (benefit)	3,743	(31,603)	9,681	(30,380)

Net income	$10,329	$43,340	$30,173	$63,546
Net income per share:
Basic	$0.10	$0.42	$0.29	$0.61

Diluted	$0.10	$0.41	$0.28	$0.60

Weighted average shares outstanding:
Basic	103,196,550	103,535,431	103,470,762	103,452,025

Diluted	107,843,196	106,316,241	107,476,175	106,386,617

Net income	$10,329	$43,340	$30,173	$63,546
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(26)	(5)	(94)	(16)

Comprehensive income	$10,303	$43,335	$30,079	$63,530

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and nine months ended September 30, 2021
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2020	$—	103,782	$104	$223,168	$(53,705)	$31	$169,598
Issuance of stock options for services	—	—	—	1,442	—	—	1,442
Exercise of stock options for common stock	—	90	—	188	—	—	188
Amortization of restricted stock for services	—	—	—	129	—	—	129
Repurchase of common stock	—	(67)	—	—	(293)	—	(293)
Other comprehensive gain (loss)	—	—	—	—	—	(76)	(76)
Net income	—	—	—	—	7,663	—	7,663

Balance at March 31, 2021	—	103,805	104	224,927	(46,335)	(45)	178,651
Issuance of stock options for services	—	—	—	1,388	—	—	1,388
Exercise of stock options for common stock	—	83	—	271	—	—	271
Amortization of restricted stock for services	—	—	—	130	—	—	130
Repurchase of common stock	—	(733)	(1)	—	(3,667)	—	(3,668)
Issuance of common stock upon vesting of restricted stock units, net	—	7	—	(17)	—	—	(17)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income	—	—	—	—	12,181	—	12,181

Balance at June 30, 2021	—	103,162	103	226,699	(37,821)	(37)	188,944
Issuance of stock options for services	—	—	—	1,380	—	—	1,380
Exercise of stock options for common stock	—	941	1	2,954	—	—	2,955
Amortization of restricted stock for services	—	—	—	132	—	—	132
Repurchase of common stock	—	(950)	(1)	—	(5,052)	—	(5,053)
Other comprehensive gain (loss)	—	—	—	—	—	(26)	(26)
Net income	—	—	—	—	10,329	—	10,329

Balance at September 30, 2021	$—	103,153	$103	$231,165	$(32,544)	$(63)	$198,661

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and nine months ended September 30, 2020
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2019	$—	103,397	$103	$216,206	$(128,689)	$10	$87,630
Issuance of stock options for services	—	—	—	1,384	—	—	1,384
Exercise of stock options for common stock	—	12	—	26	—	—	26
Amortization of restricted stock for services	—	—	—	136	—	—	136
Other comprehensive gain (loss)	—	—	—	—	—	74	74
Net income	—	—	—	—	10,426	—	10,426

Balance at March 31, 2020	—	103,409	103	217,752	(118,263)	84	99,676
Issuance of stock options for services	—	—	—	1,627	—	—	1,627
Exercise of stock options for common stock	—	13	—	36	—	—	36
Amortization of restricted stock for services	—	—	—	167	—	—	167
Other comprehensive gain (loss)	—	—	—	—	—	(85)	(85)
Net income	—	—	—	—	9,780	—	9,780

Balance at June 30, 2020	—	103,422	103	219,582	(108,483)	(1)	111,201
Issuance of stock options for services	—	—	—	1,346	—	—	1,346
Exercise of stock options for common stock	—	215	—	631	—	—	631
Amortization of restricted stock for services	—	—	—	132	—	—	132
Issuance of common stock upon vesting of restricted stock units, net	—	11	—	(17)	—	—	(17)
Other comprehensive gain (loss)	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	43,340	—	43,340

Balance at September 30, 2020	$—	103,648	$103	$221,674	$(65,143)	$(6)	$156,628

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$30,173	$63,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	159	73
Stock-based compensation	4,601	4,792
Deferred taxes	6,571	(31,347)
Change in accrued interest and accretion of discount on investments	(9)	(12)
Reduction in the carrying amount of right-of-use asset	216	781
(Increase) decrease in:
Accounts receivable, net	(638)	4,665
Inventory	(2,299)	(2,791)
Prepaid expenses and other current assets and deposits	3,900	(1,263)
Increase (decrease) in:
Accounts payable	(1,504)	(2,112)
Accrued expenses and other liabilities	(916)	(3,570)
Operating lease liability	942	(833)

Net cash provided by (used in) operating activities	41,196	31,929
Investing Activities:
Purchases of property and equipment	(980)	(11)
Purchases of investments	(10,000)	(10,000)
Proceeds from maturities and sales of investments	—	5,000

Net cash provided by (used in) investing activities	(10,980)	(5,011)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(17)	(17)
Proceeds from exercise of stock options	3,414	693
Repurchase of common stock	(9,014)	—

Net cash provided by (used in) financing activities	(5,617)	676

Net increase (decrease) in cash and cash equivalents	24,599	27,594
Cash and cash equivalents—beginning of period	130,237	89,512

Cash and cash equivalents—end of period	$154,836	$117,106

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,438	$2,195
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(94)	$(16)
Operating lease liabilities arising from obtaining right-of-use assets	$3,309	$—
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage patient-centric biopharmaceutical company focused on in-licensing,
developing and commercializing novel high-quality medicines for patients living with rare diseases.
On November 28, 2018, the U.S. Food and Drug Administration, or FDA, granted approval of Firdapse
®
for the treatment of adults with Lambert-Eaton Myasthenic Syndrome (“LEMS”) (ages 17 and above). On January 15, 2019, the Company launched its first product, Firdapse
®
, in the United States for the treatment of adults with LEMS.
On August 6, 2020, the Company announced that Canada’s national healthcare regulatory agency, Health Canada, has approved Firdapse
®
for the treatment of adult patients in Canada with LEMS. On October 28, 2020, the Company launched Firdapse
®
in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals.
Since inception, the Company has devoted substanti
a
lly all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception until the second quarter of 2019, when it started reporting net income. The Company has been able to fund its cash needs to date through offerings of its securities and revenues from sales of its product. See Note 13 (Stockholders’ Equity).
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
filed by the Company with the SEC. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any future period or for the full 2021 fiscal year.

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

e.
INVESTMENTS
. The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At September 30, 2021 and December 31, 2020, investments consisted of short-term bond funds and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond funds and U.S. Treasuries held at September 30, 2021 are classified as available-for-sale securities. The short-term bond funds are classified as current assets, which reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations, as necessary. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in the Company’s consolidated balance sheets.
There are no
non-current
investments as of September 30, 2021 and December 31, 2020.
The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in other income, net and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale
debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income. The Company has not recorded an allowance for credit loss on its available-for-sale
securities. See Note 3 (Investments).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit loss based on existing contractual payment terms, actual payment patterns of its customer and individual customer circumstances. At September 30, 2021 and December 31, 2020, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

g.
INVENTORY.
Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process
and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in,
first out (FIFO) flow of goods. The Company began capitalizing inventories post FDA approval of Firdapse
®
on November 28, 2018 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Firdapse
®
were recorded as research and development expenses in prior years’ consolidated statements of operations and comprehensive income. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. As of September 30, 2021 inventory consisted of raw materials, work-in
process and finished goods. As of December 31, 2020, inventory consisted mainly of work-in-process
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, and patient usage.

h.
PREPAID EXPENSES AND OTHER CURRENT ASSETS.
Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, amounts due from collaborative and license arrangements and prepaid conference and travel expenses. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing consists of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.

i.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses and other liabilities. At Se
p
tember 30, 2021 and December 31, 2020, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$38,925	$38,925	$—	$—

U.S. Treasuries	$104,995	$104,995	$—	$—

Short-term investments:
Short-term bond funds	$19,956	$19,956	$—	$—

	Balances as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,674	$15,674	$—	$—

U.S. Treasuries	$104,994	$—	$104,994	$—

Short-term investments:
Short-term bond funds	$10,041	$10,041	$—	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
®
in
November 2018
. Subsequent to receiving FDA approval, the Company entered into an arrangement with one
distributor (the “Customer”), which is the exclusive distributor of Firdapse
®
in the United States. The Customer subsequently resells Firdapse
®
to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of Firdapse
®
.
To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net below.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
or less. However, no such c
o
sts were incurred during the three and nine months ended September 30, 2021 and 2020.
During the three and nine months ended September 30, 2021 and 2020, principally all of the Company’s sales of Firdapse
®
in the United States were to its Customer.
Reserves for Variable Consideration:
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customer, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as d
e
tailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer).
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2021 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of Firdapse
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income through September 30, 2021 and September 30, 2020, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
Revenues from Collaboration and Licensing Arrangements:
The Company analyzes license and collaboration arrangements pursuant to FASB ASC Topic 808, Collaborative Arrangement Guidance and Consideration, (“Topic 808”) to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance or if they are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
The agreements provide for milestone payments upon achievement of development and regulatory events. The Company accounts for milestone payments as variable consideration in accordance with Topic 606. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the a
m
ount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, these options are considered performance obligations.
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
The Company recognizes sales-based royalties or net profit-sharing when the later of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty or net profit-sharing has been allocated has been satisfied.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

The Company sells its product in the United States through an exclusive distributor (its Customer) to SPs. Therefore, its distributor and SPs account for principally all of its trade receivables and net product revenues. The creditworthiness of its Customer is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for expected credit loss primarily based on the credit worthiness of its Customer, historical payment patterns, aging of receivable balances and general economic conditions.
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

s.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	103,196,550	103,535,431	103,470,762	103,452,025
Effect of dilutive securities	4,646,646	2,780,810	4,005,413	2,934,592

Diluted weighted average common shares outstanding	107,843,196	106,316,241	107,476,175	106,386,617

Outstanding common stock equivalents totaling approximately 2.6 million and 5.3 million, were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2021 as their effect would be anti-dilutive. For the three and nine months ended September 30, 2020, approximately 5.4 million and 4.8 million shares of common stock equivalents were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

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

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At September 30, 2021:
U.S. Treasuries – Cash equivalents	$104,995	$—	$—	$104,995
Short-term bond funds	19,956	—	(63)	20,019

Total	$124,951	$—	$(63)	$125,014

At December 31, 2020:
U.S. Treasuries – Cash equivalents	$104,994	$2	$—	$104,992
Short-term bond funds	10,041	29	—	10,012

Total	$115,035	$31	$—	$115,004

There were no realized gains or losses from
available-for-sale
securities for the three or nine months ended September 30, 2021 or 2020.

3.	Investments (continued).

The estimated fair values of
available-for-sale
securities at September 30, 2021, by contractual maturity, are summarized as follows (in thousands):

September 30, 2021
Due in one year or less	$124,951

4.	Inventory, net.
Inventory, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$1,112	$—
Work-in-process	4,847	3,555
Finished goods	991	1,096

Total inventory, net	$6,950	$4,651

5.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid manufacturing costs	$2,233	$3,328
Prepaid tax	13	1,368
Prepaid insurance	231	1,285
Prepaid subscription fees	689	729
Prepaid research fees	523	453
Prepaid commercialization expenses	90	199
Due from collaborative and licensing arrangements	197	437
Prepaid conference and travel expenses	224	83
Other	228	446

Total prepaid expenses and other current assets	$4,428	$8,328

6.	Operating Lease.
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
Q1 2021.

6.	Operating Lease (continued).

The components of lease expense were as follows (in thousands):

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Operating lease cost	$108	$272
Supplemental cash flow information related to leases was as follows:

September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$58

Supplemental balance sheet information related to leases was as follows:

Operating lease right-of-use assets	$3,093

Other current liabilities	$278
Operating lease liabilities, net of current portion	3,973

Total operating lease liabilities	$4,251

Remaining lease term	9.6 years
Discount rate	4.51%
Remaining payments of lease liabilities as of September 30, 2021 were as follows (in thousands):

2021 (remaining three months)	$80
2022	492
2023	506
2024	522
2025	537
Thereafter	3,150

Total lease payments	5,287
Less: imputed interest	(1,036)

Total	$4,251

Rent expense was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

7.	Property and Equipment, net.
Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment	$51	$51
Furniture and equipment	203	242
Leasehold improvements	939	177
Less: Accumulated depreciation	(242)	(340)

Total property and equipment, net	$951	$130

8.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued preclinical and clinical trial expenses	$487	$585
Accrued professional fees	1,978	1,884
Accrued compensation and benefits	2,647	3,991
Accrued license fees	9,105	10,373
Accrued purchases	1,483	258
Accrued contributions	—	310
Operating lease liability	278	29
Accrued variable consideration	1,439	964
Accrued income tax	335	—
Other	110	106

Current accrued expenses and other liabilities	17,862	18,500

Lease liability—non-current	3,973	—

Non-current accrued expenses and other liabilities	3,973	—

Total accrued expenses and other liabilities	$21,835	$18,500

9.	Collaboration and Licensing Arrangements.
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
The Company evaluated the license agreement with Endo to determine whether it is a collaborative arrangement for purposes of Topic 808. As the Company shares in the significant risks and rewards, the Company has concluded that this is a collaborative arrangement. As developing a final finished dosage form of a generic product in exchange for consideration is not an output of the Company’s ongoing activities, Endo does not represent a contract with a customer. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
Research and Development
, should be applied by analogy to payments between the parties during the development activities and Topic 606 for the milestone payment and sharing of defined net profits upon commercialization.
The collaborative agreement included a nonrefundable upfront license fee that was recognized upon receipt following execution of the collaborative arrangement for vigabatrin tablets.
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of September 30, 2021 and 2020, no milestone payments have been earned.
There were no revenues from this collaborative arrangement for the three or nine months ended September 30, 2021 or 2020. Total expenses incurred, net, in connection with the collaborative agreement for the three and nine months ended September 30, 2021 were approximately $0 and
$45,000, respectively. Total expenses incurred, net, in connection with the collaborative agreement for three and nine months ended September 30, 2020 were approximately $0 and $4,200, respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income.

9.	Collaboration and Licensing Arrangements (continued).

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
Under the terms of the agreement, the Company will receive an up-front
payment, receiv
e
d payment upon transfer of Marketing Authorization and delivery of commercial product, received payment for supply of Firdapse
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
Although this agreement is in form identified as a collaborative agreement, the Company has concluded for accounting purposes that it represents a contract with a customer. This is because the Company grants to KYE a license and provides supply of Fi
r
dapse
®
in exchange for consideration, which are outputs of the Company’s ongoing activities. Accordingly, the Company has concluded that this collaborative arrangement will be accounted for pursuant to Topic 606.
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
Revenues from the arrangement with KYE for the three or nine months ended September 30, 2021 were not
material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
DyDo Pharma, Inc.
On June 28, 2021, the Company entered into a license agreement with DyDo Pharma, Inc. (DyDo), for the development and commercialization of Firdapse
®
in Japan.
Under the agreement, DyDo has joint rights to develop Firdapse
®
, and exclusive rights to commercialize the product, in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan, while the Company is responsible for clinical and commercial supply based on purchase orders, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities.
Under the terms of the agreement, the Company has earned an
up-front
payment and may earn further development and sales milestones for Firdapse
®
, as well as revenue on product supplied to DyDo.
The Company has concluded that this license agreement will be accounted for pursuant to Topic 606. The agreement included a nonrefundable upfront license fee that was recognized upon the effective date of the agreement as the intellectual property exists at the point in time in which the right to the license is granted. The Company determined the granting of the right to the license is distinct from the supply of Firdapse
®
and represents a separate performance obligation in the agreement.
Additionally, the agreement includes sales-based milestones in which the license is deemed to be the predominant item to which these milestones relate. Revenue will be recognized when the later of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty has been allocated has been satisfied. Variable consideration related to regulatory milestones is fully constrained and only recognized when the uncertainty is subsequently resolved. For clinical and commercial supply of the product, the Company will recognize revenue when the Customer obtains control of the Company’s product, which will occur at a point in time which is generally at time of shipment.

9.	Collaboration and Licensing Arrangements (continued).

Revenue from the arrangement with DyDo for the three and nine months ended September 30, 2021 was approximately $0 and
$2.7
million, respectively, relating to the nonrefundable upfront license fee and is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. As of September 30, 2021, no
milestone payments have been earned and there has been no clinical or commercial supply of
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
The Company believes that the FDA’s approval of Ruzurgi
®
violated its statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus intervened in the case. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated its statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering the Company’s lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny the Company’s motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’s motions for summary judgment, and dismissed the Company’s case. The Company appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. The case was fully briefed, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of judges on the Eleventh Circuit Court of Appeals issued a unanimous decision overturning the District Court’s decision. The court adopted the Company’s argument that the FDA’s approval of Ruzurgi
®
violated the Company’s rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in the Company’s favor. This decision reverses the FDA’s approval of Ruzurgi
®
. The Company is presently waiting to see if the FDA or Jacobus will seek rehearing of the case from the full Eleventh Circuit Court of Appeals or appeal the appellate court’s decision to the Supreme Court. Until the appeal period ends, it is likely that Ruzurgi
®
will continue to be available on the market.
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. The Company has since initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by the Company. As such, the Company believes that its data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, the Company announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of Firdapse
®
’s data protection rights. However, on June 28, 2021, the Company announced that Health Canada had re-issued
a NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in early July 2021, the Company, along with its partner KYE, filed a second suit against Health Canada to overturn their most recent decision. There can be no assurance of the result of this proceeding.
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
The Company’s effective income tax rate was 24.3% and 2.8% for the nine months ended September 30, 2021 and 2020, respectively. The difference in the effective rates between periods is driven by the release of the Company’s valuation allowance against deferred taxes in the third quarter of 2020. Differences in the effective tax and the statutory federal income tax rate of 21%
are driven by state income taxes and anticipated annual permanent differences and offset by the orphan drug credit claimed.
The Company had no uncertain tax positions as of September 30, 2021 and December 31, 2020.

13.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at September 30, 2021 and December 31, 2020. No shares of preferred stock were outstanding at September 30, 2021 and December 31, 2020.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At September 30, 2021 and December 31, 2020, 103,153,459 and 103,781,641 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021 and, during the three and nine months ended September 30, 2021, 949,746 and 1,749,746 shares were repurchased for an aggregate purchase price of approximately $5.1 million ($5.32 average price per share) and $9.0 million ($5.15 average price per share), respectively.

13.	Stockholders’ Equity (continued).

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

14.	Stock Compensation.
For the three and nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$428	$399	$1,193	$1,239
Selling, general and administrative	1,084	1,079	3,408	3,553

Total stock-based compensation	$1,512	$1,478	$4,601	$4,792

Stock Options
As of September 30, 2021, there were outstanding stock options to purchase 13,162,504 shares of common stock, of which stock options to purchase 7,956,962 shares of common stock were exercisable as of September 30, 2021.
During the three and nine months ended September 30, 2021, the Company granted seven-year term options to purchase an aggregate of 400,000 and 1,030,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.4 million and $4.2 million, respectively, during the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2020, the Company granted seven-yea
r term options to purchase an aggregate of 10,000 and 1,005,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.3 million and $4.4 million, respectively, during the three and nine months ended September 30, 2020.
During the three and nine months ended September 30, 2021, options to purchase 941,164 shares and 1,114,494 shares, respectively, of the Company’s common stock were exercised, with proceeds of $3.0 million and $3.4 million respectively, to the Company.
During the three and nine months ended September 30, 2020, options to purchase 215,097 shares and 240,096 shares, respectively, of the Company’s common stock were exercised, with proceeds of $0.6 million and $0.7 million respectively, to the Company.
As of September 30, 2021, there was approximately $8 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.15 years.
Restricted Stock Units
There were no grants of restricted stock units to employees or directors during the three or nine months ended September 30, 2021. The Company granted zero and 30,000 restricted stock units during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2021, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded non-cash
stock-based compensation expense related to restricted stock units tot
a
ling $0.1 million and $0.4 million, respectively.
As of September 30, 2021, there was approximately $0.6 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 1.24 years.

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

•
Basis of Presentation.
This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter of fiscal 2021.

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

•
Results of Operations.
This section provides an analysis of our results of operations for the three and nine months ended September 30, 2021 as compared to the three and nine month periods ended September 30, 2020.

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

OVERVIEW
We are a commercial-stage patient centric biopharmaceutical company focused on in-licensing,
developing and commercializing novel high-quality medicines for patients living with rare diseases. We are currently focusing our efforts on products that treat diseases in the neuromuscular and neurological space, but in early 2021 our Board of Directors approved an expansion in our company’s strategic focus to include potentially acquiring or in-licensing
innovative technology platforms and earlier stage programs in other rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are planning to invest more heavily in research and development, including acquiring earlier stage opportunities and innovative technology. We believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates that we believe will add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed.
We are currently exploring several potential opportunities to acquire companies with drug products in development or to in-license
drug products in development. However, no definitive agreements have been entered into to date. Further, during the third quarter, we hired Dr. Preethi Sundaram as our Chief Product Development Officer. In that position, Dr. Sundaram will lead the strategy and direct the development of programs from early-stage R&D assets through late-stage clinical programs that will be focusing on developing therapies to treat rare diseases.
We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do.
Impact of the
COVID-19
pandemic on our business
The
COVID-19
pandemic has resulted, and is expected to continue to result, in economic disruption and has adversely affected and will likely continue to adversely affect our business. We are actively monitoring the situation and are taking those actions that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders.
In March 2020, in response to worsening conditions in the pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. As the situation has developed, we have revised and relaxed these restrictions at various times, including returning to in-person
work. However, we continue to monitor the changing nature of the pandemic to assess whether additional or renewed restrictions are warranted – either across the company or on a local basis – and will implement them as necessary.

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
COVID-19
pandemic on our business will lessen.
One area where we have not been impacted by the pandemic is in our supply chain. To date, we have seen no material disruptions in the production of Firdapse
®
and, based upon current estimates, we have sufficient inventory to meet current and foreseeable patient needs for at least the next 12 months.
Firdapse
®
On November 28, 2018, we received approval from the FDA for Firdapse
®
Tablets, 10 mg for the treatment of adult LEMS patients (ages 17 and above). In January 2019, we launched Firdapse
®
in the United States. We sell our product through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 30 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of five medical science liaisons who are helping educate the medical communities and patients about LEMS and about our ongoing clinical trial activities evaluating Firdapse
®
for other ultra-orphan, neuromuscular diseases.
Further, we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allows our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from Firdapse
®
. Additionally, we recently began
non-personal
promotion to oncologists that may treat adult LEMS patients. We also are continuing to make available at no-cost
a LEMS voltage gated calcium channel (VGCC) antibody testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.
Finally, we are continuing to expand our digital and social media activities in order to introduce our product and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.
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
In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi
®
, another version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). While the NDA for Ruzurgi
®
only covers pediatric patients, we believe that Ruzurgi
®
is regularly being prescribed
off-label
to adult LEMS patients. We also believed that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus Pharmaceuticals (Jacobus) intervened in our case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.

On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case. We appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. The case was fully briefed, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of judges on the Eleventh Circuit Court of Appeals issued a unanimous decision overturning the District Court’s decision. The court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in our favor. This decision reverses the FDA’s approval of Ruzurgi
®
. We are presently waiting to see if the FDA or Jacobus will seek rehearing of the case from the full Eleventh Circuit Court of Appeals or appeal the appellate court’s decision to the Supreme Court. Until the appeal period ends it is likely that Ruzurgi
®
will continue to be available on the market.
In light of the Eleventh Circuit decision, we are actively working with parents and physicians of pediatric LEMS patients to make sure that such patients will be able to obtain Firdapse
®
. In addition, we intend to file an application with the FDA seeking approval for use of Firdapse
®
by pediatric LEMS patients, though any effort to obtain such authorization will take some time and is not guaranteed. For the larger number of adult LEMS patients who have been receiving Ruzurgi
®
off-label,
we are already working with prescribers to be in a position to transition such patients to Firdapse
®
.
We are currently developing a long-acting formulation of amifampridine phosphate. A number of candidate formulations have been prepared, and three of the most promising formulations were evaluated in a pharmacokinetic (PK) study completed during the fourth quarter of 2020. The results of this first PK study are being used to inform the design and refinement of future product formulations and additional PK work to be conducted. We have also completed an advisory board meeting with both patients and doctors in order to establish the optimum target characteristics of the long-acting formulation of amifampridine phosphate that are desired by the LEMS patient community and treating physicians. There can be no assurance that we will be able to successfully develop a long-acting formulation of amifampridine phosphate, that any such formulation will be approved by the FDA for marketing, or that any such formulation will be commercially viable.
On August 10, 2020, we announced the
top-line
results from our Phase 3 clinical trial
(MSK-002)
evaluating Firdapse
®
for the treatment of adults with
MuSK-MG.
Unfortunately, the
MSK-002
trial did not achieve statistical significance on its primary endpoint or its secondary endpoint. Following our receipt of these results, we analyzed the data and proposed a plan to FDA to perform an additional study evaluating Firdapse
®
for
MuSK-MG.
In response, the FDA provided written comments that were unfavorable towards our proposed revised study design and further questioned the ability of the initial
MuSK-MG
pilot study to be supportive. These remarks make it unlikely that a single study similar design to
MSK-002
would be sufficient for potential approval of the
MuSK-MG
indication. We also held an appropriate expert panel to discuss options and review the likelihood of success for a
MuSK-MG
indication for Firdapse
®
. Based upon the input of FDA and advisors that was received, we have concluded that the use of Firdapse
®
as a first line therapy for
MuSK-MG
is unlikely and therefore we have decided not to continue to pursue this indication.
We previously announced our intent to conduct a
proof-of-concept
study evaluating Firdapse
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The scientific basis for considering this indication is that leakage of neuron potassium channels is observed in HNPP. Since Firdapse
®
is a potassium channel blocker, it may mitigate the pathological effects of the potassium channel leakage in HNPP patients. The FDA requested that a new, patient centric endpoint be researched and used for our proposed study, without assurance that such endpoint would be acceptable for approval. Based upon the uncertainty of such an endpoint, we have decided not to conduct this as a company sponsored study. We continue to offer the opportunity for an interested investigator to conduct this study as an investigator-initiated study.
There can be no assurance that any future clinical trials of Firdapse
®
that we undertake will be successful. Further, there can be no assurance that we will ever be granted the right to commercialize Firdapse
®
for any additional indications.
Our NDS filing for Firdapse
®
for the symptomatic treatment of LEMS was approved by Health Canada on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals (KYE), pursuant to which we licensed the Canadian rights for Firdapse
®
for the treatment of LEMS to KYE. Pursuant to the license agreement, KYE was obligated to pay us an up-front
payment based on approval, a milestone upon attainment of marketing authorization and product supply, milestones based on achievements of sales and regulatory milestones, and a sharing of defined net sales following commercialization.

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
re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in early July 2021, we, along with our partner KYE, filed a second suit against Health Canada to overturn their most recent decision, which suit is currently ongoing. There can be no assurance as to the outcome of this proceeding.
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
We have reached an agreement with Japanese regulatory authorities as to the scope of the clinical trial that we will be required to undertake in Japan before we will be permitted to submit an application to the Japanese regulatory authorities to seek to commercialize Firdapse
®
for the treatment of LEMS in Japan. We also have been granted orphan drug designation in Japan for Firdapse
®
for
the symptomatic treatment of LEMS. There can be no assurance that we will successfully obtain the right to commercialize Firdapse
®
in Japan.
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
In April 2021, the USPTO also allowed Patent No. 11,060,128 (the ’128 patent) to our licensor and thereby to us, and this second patent issued on July 13, 2021. The patent is directed to the use of suitable doses of amifampridine to treat patients suffering with LEMS that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label for the treatment of LEMS, that states the patented dosing regimens and doses in the Dosing and Administration section of a product label, including generic drug product labels, could possibly infringe this patent prior to this patent’s expiration date.
We are also pursuing additional patent applications for Firdapse
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
In that regard, in October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 patent. The suits have now been consolidated in a single action in the U.S. District Court for New Jersey. In August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuits arise from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuits allege that the Ruzurgi
®
product infringes the ‘893 patent and the ‘128 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. The lawsuit is in the discovery stage and there can be no assurance as to the results of these proceedings.

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
Generic Sabril
®
In December 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (“Endo”), for the further development and commercialization of generic Sabril
®
tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. If and when the product is launched, we will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and we are obligated to share the costs of certain development expenses. There can be no assurance that our collaboration with Endo for the development of generic Sabril
®
(vigabatrin) tablets will be successful and that if an abbreviated new drug application (ANDA) is approved for vigabatrin tablets in the future, that it will be profitable to us.
Capital Resources
At September 30, 2021, we had cash and investments of approximately $174.8 million and no funded debt. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this Form
10-Q.
There can be no assurance that we will continue to be successful in commercializing Firdapse
®
or will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Basis of Presentation
Revenues.
During the fiscal quarter ended September 30, 2021, we continued to generate revenues from product sales of Firdapse
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of Firdapse
®
. We received approval from Health Canada on July 31, 2020, for Firdapse
®
for the symptomatic treatment of LEMS in adults and as of December 31, 2020, we had launched Firdapse
®
in Canada. For the three and nine months ended September 30, 2021 and 2020, revenues generated under our collaborative agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaborative agreement to fluctuate in future periods based on our collaborator’s ability to sell Firdapse
®
in Canada.
For the three and nine months ended September 30, 2021, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.
For the three and nine months ended September 30, 2021, we earned approximately $0 and $2.7 million, respectively, in revenue under our licensing agreement with DyDo. We expect our revenues from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.
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
Selling, General and Administrative Expenses.
We incur substantial commercialization expenses relating to our commercialization of Firdapse
®
including expenses relating to sales, marketing, patient services and patient advocacy.
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
Form 10-K.

Results of Operations
Revenues.
For the three and nine months ended September 30, 2021, we recognized approximately $35.9 million and $99.7 million, respectively, in net revenue from product sales from Firdapse
®
compared to approximately $29.2 million and $87.9 million, respectively, for the three and nine months ended September 30, 2020. We recognized approximately $0.1 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, in license and other revenue compared to approximately $0.2 million for the three and nine months ended September 30, 2020.
Cost of Sales.
Cost of sales was approximately $5.3 million and $14.5 million for the three and nine months ended September 30, 2021 compared to approximately $3.9 million and $12.2 million for the three and nine months ended September 30, 2020. Cost of sales consists principally of royalty payments, which are based on net revenue as defined in the applicable license agreement.
Research and Development Expenses.
Research and development expenses for the three months ended September 30, 2021 and 2020 were approximately $4.5 million and $3.7 million, respectively, and represented approximately 20% and 21% of total operating costs and expenses for the three months ended September 30, 2021 and 2020, respectively. Research and development expenses for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Change
	2021	2020	$	%
Research and development expenses	$4,059	$3,350	709	21.2%
Employee stock-based compensation	428	399	29	7.3%

Total research and development expenses	$4,487	$3,749	738	19.7%

Research and development expenses for the nine months ended September 30, 2021 and 2020 were approximately $11.9 million and $12.3 million, respectively, and represented approximately 19% and 22% of total operating costs and expenses for the nine months ended September 30, 2021 and 2020, respectively. Research and development expenses for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine months ended September 30,		Change
	2021	2020	$	%
Research and development expenses	$10,751	$11,083	(332)	(3.0)%
Employee stock-based compensation	1,193	1,239	(46)	(3.7)%

Total research and development expenses	$11,944	$12,322	(378)	(3.1)%

Research and development expenses stayed relatively consistent for the three and nine month periods ended September 30, 2021 when compared to the same periods in 2020. For the three and nine months ended September 30, 2020, research and development expenses included costs relating to our
MuSK-MG
clinical trial and our SMA type 3
proof-of-concept
trial, both of which were completed in the second half of 2020. For the three and nine months ended September 30, 2021, research and development expenses included costs relating to winding down of the sites for both the
MuSK-MG
clinical trial and SMA type 3
proof-of-concept
trial. Research and development costs in both the 2020 and 2021 periods also included expenses relating to medical and regulatory affairs, our expanded access programs, and our efforts to develop a long-acting formulation of amifampridine phosphate.
We expect that research and development expenses will continue to be substantial in 2021 and beyond as we continue our Expanded Access Program and take steps to continue the development of a long-acting formulation of amifampridine phosphate. Research and development expenses will also increase in future periods if we successfully execute on our strategic initiative to acquire or in-license
innovative technology platforms and/or earlier stage programs in other therapeutic categories outside of neuromuscular diseases.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 were approximately $12.2 million and $10.0 million, respectively, and represented 55% and 57% of total operating costs and expenses for the three months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Change
	2021	2020	$	%
Selling	$6,521	$5,578	943	16.9%
General and administrative	4,548	3,328	1,220	36.7%
Employee stock-based compensation	1,084	1,079	5	0.5%

Total selling, general and administrative expenses	$12,153	$9,985	2,168	21.7%

Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were approximately $36.4 million and $30.9 million, respectively, and represented 58% and 56% of total operating costs and expenses for the nine months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine months ended September 30,		Change
	2021	2020	$	%
Selling	$18,177	$17,004	1,173	6.9%
General and administrative	14,816	10,324	4,492	43.5%
Employee stock-based compensation	3,408	3,553	(145)	(4.1)%

Total selling, general and administrative expenses	$36,401	$30,881	5,520	17.9%

For the three and nine months ended September 30, 2021, selling, general and administrative expenses increased approximately $2.2 million and $5.5 million, respectively, when compared to the same periods in 2020. The increase for the three and nine months ended September 30, 2021 was primarily attributable to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $0.5 million and $2.0 million, respectively, and increases in legal fees of approximately $1.0 million and $2.0 million, respectively. The increase for the nine months ended September 30, 2021 was also due to increased costs due to the expansion of our operations and headcount required to support our ongoing efforts to commercialize Firdapse
®
.
We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from Firdapse
®
and take steps to expand our business.
Stock-Based Compensation.
Total stock-based compensation for the three and nine months ended September 30, 2021 were $1.5 million and $4.6 million, respectively, and for the three and nine months ended September 30, 2020 were $1.5 million and $4.8 million, respectively. In the first nine months of 2021, grants were principally for stock options relating to 2020 year-end
bonus awards and grants to new employees. In the first nine months of 2020, grants were principally of stock options relating to 2019 year-end
bonus awards and grants to new employees.
Other Income, Net.
We reported other income, net in all periods relating to our investment of our cash and cash equivalents and investments. The increase in other income, net for the three months ended September 30, 2021 when compared to the same period in 2020 is primarily due to the timing of the purchases of the short-term bond funds. The decrease in other income, net for the nine months ended September 30, 2021 when compared to the same period in 2020 is primarily due to lower yields on investments, despite higher invested balances. Other income, net, consists primarily of interest and dividend income.
Income Taxes.
Our effective income tax rate was 24.3% and 2.8% for the nine months ended September 30, 2021 and 2020, respectively. The difference in the effective rates between periods is driven by the release of the valuation allowance against deferred taxes in the third quarter of 2020. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed.

We had no uncertain tax positions as of September 30, 2021 and December 31, 2020.
Net Income.
Our net income was approximately $10.3 million and $30.2 million, respectively, for the three and nine months ended September 30, 2021 ($0.10 and $0.29, respectively, per basic and $0.10 and $0.28, respectively, per diluted share) as compared to net income of approximately $43.3 million and $63.5 million, respectively, for the three and nine months ended September 30, 2020 ($0.42 and $0.61, respectively, per basic and $0.41 and $0.60, respectively, per diluted share).
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple public and private offering of our securities and, since January 2019, from revenues from sales of Firdapse
®
. At September 30, 2021, we had cash and cash equivalents and investments aggregating approximately $174.8 million and working capital of approximately $172.2 million. At December 31, 2020, we had cash and cash equivalents and investments aggregating $140.3 million and working capital of $136.5 million. At September 30, 2021, substantially all of our cash and cash equivalents was deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest-bearing obligations and U.S. Treasuries.
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
Cash Flows.
Net cash provided by operating activities was $41.2 million and $31.9 million, respectively, for the nine-month periods ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 net cash provided by operating activities was primarily attributable to our net income of $30.2 million, decreases of $3.9 million in prepaid expenses and other current and non-current
assets, increases of $0.9 million in lease liability, $6.6 million in deferred taxes and of $4.9 million of non-cash
expenses. This was partially offset by increases of $0.6 million in accounts receivable, $2.3 million in inventory and decreases of $1.5 million in accounts payable and $0.9 million in accrued expenses and other liabilities. During the nine months ended September 30, 2020 net cash provided by operating activities was primarily attributable to our net income of $63.5 million, a decrease of $4.7 million in accounts receivable, net and $5.6 million in non-cash
expenses. This was partially offset by increases of $2.8 million in inventory, $1.3 million in prepaid expenses and other current assets and deposits and decreases of $31.3 million in deferred taxes, $2.1 million in accounts payable, $3.6 million in accrued expenses and other liabilities and $0.8 in operating lease liability.
Net cash used in investing activities was $11.0 million, for the nine-month period ended September 30, 2021, consisting primarily of purchases of investments. Net cash used in investing activities was $5.0 million for the nine-month period ended September 30, 2020, consisting mostly of purchases of short-term investments, partially offset by proceeds from maturities of investments.
Net cash used in financing activities during the nine-month period ended September 30, 2021 was $5.6 million and consisted primarily of the repurchase of common stock, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities during the nine-month period ended September 30, 2020 was $0.7 million, consisting primarily of proceeds from the exercise of options to purchase common stock.
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

For the three and nine months ended September 30, 2021, we recognized an aggregate of approximately $4.9 million and $13.3 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income.

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
®
;

•	Whether our lawsuits against Jacobus and the specialty pharmacy distributing its product for patent infringement will be successful;

•	Whether the decision of the Eleventh Circuit on our case against the FDA will be overturned;

•	Whether we can continue to compete successfully if Ruzurgi ® continues to be on the market and prescribed for off-label use by adult LEMS patients;

•	Whether, if Ruzurgi ® remains on the market at the lower price, payors will require that patients try off-label Ruzurgi ® first before they approve Firdapse ® as a treatment for adult LEMS patients;

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
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.
During the three months ended September 30, 2021, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Ruzurgi
®
We believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus intervened in the litigation. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case. We appealed the District Court’s decision to the Eleventh Circuit Court of Appeals. The case was fully briefed, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of judges on the Eleventh Circuit Court of Appeals issued a unanimous decision overturning the District Court’s decision. The court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in our favor. This decision reverses the FDA’s approval of Ruzurgi
®
. We are presently waiting to see if the FDA or Jacobus will seek rehearing of the case from the full Eleventh Circuit Court of Appeals or appeal the appellate court’s decision to the Supreme Court. Until the appeal period ends, it is likely that Ruzurgi
®
will continue to be available on the market.
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. We have since initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of Firdapse
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in early July 2021, we, along with our partner KYE, filed a second suit against Health Canada to overturn their most recent decision, which suit is currently ongoing. There can be no assurance as to the outcome of this proceeding.
Patent Litigation
All of our patent rights for Firdapse
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed U.S. Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. A second patent was issued in April 2021 (Patent No. 11,060,128). Both patents are directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine.

On October 19, 2020, we filed a lawsuit in the U.S. District Court for New Jersey against Jacobus and a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 Patent. The suits have since been combined in the U.S. District Court for New Jersey. We further amended our suit in August 2021 to add alleged infringement of our second patent to this suit. The lawsuit arises from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuit alleges that the Ruzurgi
®
product infringes our patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.
This lawsuit is in the discovery stage and there can be no assurance as to the results of this proceeding.
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
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
July 1, 2021 – July 31, 2021	199,746	$5.48	199,746	$34,946
August 1, 2021 – August 31, 2021	197,287	$5.47	197,287	$33,867
September 1, 2021 – September 30, 2021	552,713	$5.21	552,713	$30,987

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer
Date: November 9, 2021