Form 10-K
period 2021-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2022-03-16
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File
No. 001-33057

CATALYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of jurisdiction of incorporation or organization)	76-0837053 (IRS Employer Identification No.)

355 Alhambra Circle, Suite 801 Coral Gables, Florida (Address of principal executive offices)	33134 (Zip Code)
Registrant’s telephone number, including area code: (305)
420-3200
Securities Registered Pursuant to Section 12(b) of the Act.

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPRX	NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
As of June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting and non-voting
common equity held by
non-affiliates
was $551,581,521.
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,744,913 shares of common stock, $0.001 par value per share, were outstanding as of March 14, 2022.
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders. The proxy statement with respect to the 2022 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

EXHIBITS FILED WITH FORM
10-K

EX 4.5	Description of the Company’s Capital Stock
EX 23.1	Consent of Independent Registered Public Accounting Firm
EX 31.1	Section 302 Certification of CEO
EX 31.2	Section 302 Certification of CFO
EX 32.1	Section 906 Certification of CEO
EX 32.2	Section 906 Certification of CFO

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
The continued successful commercialization of FIRDAPSE
®
is highly uncertain. Factors that will affect our success include the uncertainty of:

•	The impact of the COVID-19 pandemic on our business or on the economy generally;

•	Whether we will be able to continue to successfully market FIRDAPSE ® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE ® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will turn out to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose taken by patients changes over time and affects our results of operations;

•	Whether FIRDAPSE ® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE ® on a profitable and cash flow positive basis;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE
®
;

•	Whether our lawsuits against Jacobus Pharmaceutical Company (Jacobus) and the specialty pharmacy distributing its product for patent infringement will be successful;

•
Whether Jacobus will seek U.S. Supreme Court review of the decision of the U.S. Court of Appeals for the 11 th
Circuit granting summary judgment in our favor in our case against the FDA, thereby overturning the FDA’s approval of Ruzurgi
®
, whether the U.S. Supreme Court will agree to hear the case, or whether if the U.S. Supreme Court hears the case, they will overturn the decision of the 11 th
Circuit;

•
Whether the United States Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively overturns the decision of the U.S. Court of Appeals for the 11 th
Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of FIRDAPSE
®
’s orphan drug exclusivity;

•
The impact on FIRDAPSE
®
of adverse changes in reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organization, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

•	Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs;

•	The state of the economy generally and its impact on our business;

•	Changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, or changes in the healthcare industry generally;

•
The scope, rate of progress and expense of our clinical trials and studies, pre-clinical
studies,
proof-of-concept
studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether COVID-19 will further affect the timing and costs of our currently ongoing and contemplated clinical trials;

•	Whether FIRDAPSE ® can be successfully commercialized in Canada on a profitable basis;

•	Whether our suit with KYE Pharmaceuticals to overturn the approval of Ruzurgi ® in Canada will be successful;

•	The impact on sales of FIRDAPSE ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether our collaboration partner in Japan, DyDo Pharma (DyDo), will successfully complete the clinical trial in Japan that will be required to seek approval to commercialize FIRDAPSE ® in Japan;

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE ® in Japan;

•	Whether our efforts to grow our business beyond FIRDAPSE ® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•	Whether our version of vigabatrin tablets will ever be approved by the FDA;

•
Even if our version of vigabatrin tablets is approved for commercialization, whether Endo Ventures/Par Pharmaceutical (our collaborator in this venture) will be successful in marketing the product; and

•	Whether we will earn milestone payments on the first commercial sale of vigabatrin tablets and royalties on sales of generic vigabatrin tablets.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE
®
and on our plans to seek to acquire or
in-license
additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business
Overview
We are a commercial-stage biopharmaceutical company focused on in-licensing,
developing and commercializing novel medicines for patients living with rare diseases. With exceptional patient focus, we are committed to developing a robust pipeline of cutting-edge, best-in-class
medicines for rare diseases. We historically focused our efforts on developing products that treat diseases in the neuromuscular and neurological space, but in 2021 we made a strategic decision to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed or commercialized.
We are currently exploring several potential opportunities to acquire companies with drug products in development or to in-license
or acquire drug products in development. However, no definitive agreements have been entered into to date. Further, during the third quarter of 2021 we hired Dr. Preethi Sundaram, who serves as our Chief Strategy Officer. In that position, Dr. Sundaram is leading our efforts to acquire R&D assets, from early stage through late-stage clinical programs and technologies to treat rare diseases, and once such drug candidates are acquired, Dr. Sundaram will help oversee the development of those assets.
We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do.
Impact of the
COVID-19
pandemic on our business
The
COVID-19
pandemic has affected our business operations in numerous ways, and we continue to monitor applicable government modifications. We had to make modifications to our normal operations because of the
COVID-19
pandemic, including allowing our employees to work remotely. At present, our operations have returned to mostly being in-person,
with some contact with physicians by our commercial sales force still being done remotely. Notwithstanding, the
COVID-19
pandemic, including the emergence of new
COVID-19
variants, including the delta and omicron variants, could affect the health and availability of our workforce as well as those of third parties whom we are relying upon to take similar measures. As such, we have experienced in the past, and may experience in the future, disruptions to our business operations because of the
COVID-19
pandemic, and our business could be materially adversely affected by such disruptions, directly or indirectly. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, such as quarantines, border closures, increased border controls, travel restrictions, shelter-in-place
orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals may continue to take additional steps to avoid infection, including limiting travel and staying home from work. These measures may continue to disrupt normal business operations both inside and outside of affected areas and have had significant impacts on healthcare and businesses worldwide.
We believe that because many healthcare providers who treat LEMS patients have delayed seeing new patients because of the pandemic, there has been a delay in the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, we believe that when conditions allow healthcare providers to resume seeing new patients in person on a regular basis, the impact of this aspect of the
COVID-19
pandemic on our business will lessen.
One area where we have not been impacted by the pandemic is in our supply chain. To date, we have been able to avoid material disruptions in the production of FIRDAPSE
®
and, based upon current estimates, we have sufficient inventory to meet current and foreseeable patient needs for at least the next 12 months.

FIRDAPSE
®
On November 28, 2018, we received approval from the FDA for FIRDAPSE
®
Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton, Myasthenic Syndrome (“LEMS”). In January 2019, we launched FIRDAPSE
®
in the United States. We sell our product through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 30 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of five medical science liaisons who are helping educate the medical communities and patients about LEMS and our programs supporting patients and access to FIRDAPSE
®
.
Further, we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allows our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from FIRDAPSE
®
. Additionally, we recently began
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
We are supporting the distribution of FIRDAPSE
®
through Catalyst Pathways
®
, our personalized treatment support program for patients who enroll in it. Catalyst Pathways
®
is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen required to reach an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most drug products for ultra-orphan diseases are distributed and dispensed to patients. We believe that by using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.
In order to help adult LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays
and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay
assistance program designed to keep
out-of-pocket
costs to not more than $10.00 per month (currently $0.00 per month) is available for all LEMS patients who are prescribed FIRDAPSE
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
In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi
®
, another version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). While the NDA for Ruzurgi
®
only covers pediatric patients, we believe that Ruzurgi
®
has been regularly prescribed
off-label
to adult LEMS patients. We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus Pharmaceuticals (Jacobus) intervened in our case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case. We appealed the District Court’s decision to the U.S. Circuit Court of Appeals for the 11 th
Circuit. By early 2021, the case was fully briefed, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of 11
th
Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in our favor. In November 2021, Jacobus filed a motion seeking rehearing of the case from the full 11 th
Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11 th
Circuit and the U.S. Supreme Court seeking a stay of the 11
th
Circuit’s ruling indicating that it would seek a review of the 11 th
Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11 th
Circuit issued a mandate directing the District Court to enter summary judgment in our favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for Firdapse
®
has expired.

There can be no assurance as to whether Jacobus will seek U.S. Supreme Court review of the 11 th
Circuit’s decision, whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11 th
Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively overturns the decision of the U.S. Court of Appeals for the 11 th
Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of FIRDAPSE
®
’s orphan drug exclusivity.
We are actively working with parents and physicians of pediatric LEMS patients to make sure that such patients will be able to obtain FIRDAPSE
®
through appropriate legal and regulatory means. In addition, we are working to file an application with the FDA seeking approval for use of FIRDAPSE
®
by pediatric LEMS patients, though any effort to obtain such authorization is not guaranteed. We anticipate submitting the sNDA before the end of the first quarter. For the adult LEMS patients who have been taking Ruzurgi
®
off-label
(who are believed to be a large majority of the patients currently taking Ruzurgi
®
), we are working with prescribers to transition such patients to FIRDAPSE
®
as needed.
We have been developing a long-acting formulation of amifampridine phosphate. While a number of formulations have been prepared, after discussions with researchers and an advisory board made up of both patients and physicians, we recently concluded that we would be unable to develop a long-acting formulation that was both beneficial to patients and commercially viable, and as a result we have made the determination not to proceed with development of this product.
On August 10, 2020, we announced the
top-line
results from our Phase 3 clinical trial
(MSK-002)
evaluating FIRDAPSE
®
for the treatment of adults with
MuSK-MG.
Unfortunately, the
MSK-002
trial did not achieve statistical significance on its primary endpoint or its secondary endpoint. Following our receipt of these results, we analyzed the data and proposed a plan to FDA to perform an additional study evaluating FIRDAPSE
®
for the treatment of
MuSK-MG.
In response, the FDA provided written comments that were unfavorable towards our proposed revised study design and further questioned the ability of the initial
MuSK-MG
pilot study to be supportive. These remarks make it unlikely that a single study of similar design to
MSK-002
would be sufficient for potential approval of the
MuSK-MG
indication. We also held an expert panel with key opinion leaders (KOLs) to discuss options and review the likelihood of success for the
MuSK-MG
indication for FIRDAPSE
®
under these circumstances. After receiving the input of the FDA and the KOLs, we concluded that the approval of FIRDAPSE
®
as a first line therapy for
MuSK-MG
is unlikely, and therefore we have decided not to further pursue this indication.
We previously announced our intent to conduct a
proof-of-concept
study evaluating FIRDAPSE
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The FDA requested that a new, patient-centric endpoint be researched and used for our proposed study, without assurance that such endpoint would be acceptable for approval. Based upon the uncertainty of such an endpoint, we have decided not to conduct this study as a company-sponsored study, though there is a possibility that this study will move forward as investigator-initiated study that we will support.
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
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 we, along with our partner KYE, filed a second suit against Health Canada to overturn this decision. That case was fully briefed in late 2021, with oral argument held in early December.
On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling. There can be no assurance as to the outcome of this proceeding.
In May 2019, we entered into an amendment to our license agreement for FIRDAPSE
®
. Under the amendment, we expanded our commercial territory for FIRDAPSE
®
, which originally was comprised of North America, to include Japan. Additionally, we have an option to further expand our territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, we will pay royalties to our licensor on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original license agreement for North America.
We have reached an agreement with Japanese regulatory authorities as to the scope of the clinical trial that will be required to be completed before an application can be submitted to Japanese regulatory authorities to commercialize FIRDAPSE
®
for the treatment of LEMS in Japan. We also have been granted orphan drug designation in Japan for FIRDAPSE
®
for the symptomatic treatment of LEMS.
On June 28, 2021, we entered into a
sub-license
agreement with DyDo Pharma, Inc. (DyDo), pursuant to which we sub-licensed
to DyDo the Japanese rights for FIRDAPSE
®
for the treatment of LEMS. Under the terms of the Agreement, DyDo will have joint rights to develop FIRDAPSE
®
, and exclusive rights to commercialize the product, in Japan. DyDo will be responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan. We will be responsible for clinical and commercial supply, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities. Subject to the satisfaction of terms and conditions as set forth in the Agreement, we have earned an upfront payment and are eligible to receive further development and sales milestones for FIRDAPSE
®
, as well as revenue on product supplied to DyDo.
In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE
®
for the treatment of LEMS. We anticipate completion of that study sometime in 2023. There can be no assurance that this trial will be successful or that DyDo will be granted the right to commercialize FIRDAPSE
®
in Japan.
All of our patent rights for FIRDAPSE
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
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
On December 24, 2021, the USPTO allowed continuing application, 17/503,190. On January 3, 2022, the USPTO allowed related continuing application 17/503,148. A further related continuing application, 17/503,092 was allowed on January 7, 2022. All three patents were issued in March 2022. The claims in each of these applications have either already been listed in the Orange Book for FIRDAPSE
®
or are in the process of being listed.
We are also pursuing additional patent applications for FIRDAPSE
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
In that regard, in October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 patent. The suits have now been consolidated in a single action in the U.S. District Court for New Jersey. Further, in August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuits arise from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuits allege that the Ruzurgi
®
product infringes the ‘893 patent and the ‘128 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. The lawsuit is in the discovery stage and there can be no assurance as to the results of these proceedings.

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
Generic Sabril
®
In December 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (Endo), for the further development and commercialization of generic Sabril
®
tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. If and when the product is launched, we will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and we are obligated to share the costs of certain development expenses. There can be no assurance that our collaboration with Endo for the development of generic Sabril
®
(vigabatrin) tablets will be successful and that if an abbreviated new drug application (ANDA) is approved for vigabatrin tablets in the future, that it will be profitable to us.
Capital Resources
At December 31, 2021, we had cash and investments of approximately $191.3 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE
®
or will continue to be profitable. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Our Strategy
Our goal is to develop and commercialize novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and disorders. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do. Specifically, we intend to:

•
Continue to commercialize FIRDAPSE
®
for the treatment of LEMS and improve disease awareness
. We are currently commercializing FIRDAPSE
®
in the United States and supporting its commercialization in Canada. We are working to expand awareness of the disease, including to physicians treating LEMS patients with small-cell lung cancer, and helping health care providers and their patients understand the benefits of FIRDAPSE
®
. A cornerstone of our U.S. strategy is our continuing development of Catalyst Pathways
®
, our personalized treatment support program, and our development of the patient assistance programs that are required to further our goal that no LEMS patient be denied access to FIRDAPSE
®
for financial reasons within existing legal restrictions.

•
Seek approval for FIRDAPSE
®
in Japan
. We are currently supporting our
sub-licensee,
DyDo, as they begin taking necessary steps to seek approval for FIRDAPSE
®
in Japan for the treatment of patients with LEMS.

•
Seek to acquire additional products
. We recently made a strategic decision to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term. However, no products have been acquired to date.

FIRDAPSE
®
Product Overview
FIRDAPSE
®
is Catalyst’s registered trade name in the United States for amifampridine phosphate tablets. Amifampridine is the WHO (World Health Organization) registered INN (International Nonproprietary Name) and United States Adopted Name (USAN) for the chemical entity,
3,4-diaminopyridine,
often abbreviated as
3,4-DAP
or DAP. FIRDAPSE
®
contains the phosphate salt of amifampridine, hence the name “amifampridine phosphate.” We will refer to our drug by its trade name in the United States (FIRDAPSE
®
), by the INN/USAN (amifampridine), or by the specific salt in our product (amifampridine phosphate), throughout this report.

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
Lambert-Eaton Myasthenic Syndrome (LEMS)
Lambert-Eaton Myasthenic Syndrome (LEMS) is a rare autoimmune neuromuscular disorder characterized primarily by muscle weakness of the limbs. The disease is caused by an autoimmune reaction where antibodies are formed against voltage-gated calcium channels on nerve endings, which damages the channels. These calcium channels are responsible for the transport of charged calcium atoms that activate the biochemical machinery responsible for releasing acetylcholine. Acetylcholine is the neurotransmitter responsible for causing muscles to contract and the failure to release enough of this neurotransmitter results in muscle weakness in LEMS patients. Additionally, LEMS is often associated with an underlying malignancy, most commonly small-cell lung cancer (SCLC), and in some individuals, LEMS is the first symptom of such malignancy.
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
Some of the factors that affect the size of the population with a rare disease such as LEMS include the number of patients actually diagnosed with the disease, the number of patients who are misdiagnosed with other diseases, and the number of patients who are simply undiagnosed. Additionally, while there is an antibody test that positively identifies patients with LEMS which we offer at no cost to health-care providers to be used to definitively determine whether a patient has LEMS, the test is not particularly well known or utilized at this time by many neurologists. Further, many LEMS patients who have small cell lung cancer (SCLC) are not currently being treated for LEMS because many oncology medical professionals who treat SCLC patients are generally unfamiliar with how to diagnose and treat LEMS. All of these factors affect the ultimate number of patients who will benefit from treatment with FIRDAPSE
®
.
License Agreement for FIRDAPSE
®
On October 26, 2012, we licensed the exclusive North American rights to FIRDAPSE
®
pursuant to a License Agreement (the “License Agreement”) between us and BioMarin Pharmaceutical Inc. (‘BioMarin”). Under the License Agreement, we make the following royalty payments on our net sales of FIRDAPSE
®
:

•
Royalties to the licensor for seven years from the first commercial sale of FIRDAPSE
®
equal to 7% of net sales (as defined in the License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

•
Royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of FIRDAPSE
®
equal to 7% of net sales (as defined in the License Agreement between BioMarin and the third-party licensor) in any calendar year for the duration of any pending or issued patents or regulatory exclusivity within a territory and 3.5% of net sales in any calendar year in territories without pending or issued patents or regulatory exclusivity.

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
®
for LEMS and approval of our NDA
We conducted two successful Phase 3 double-blind, placebo-controlled clinical trials evaluating FIRDAPSE
®
for the treatment of LEMS. The results of the first trial published in 2016 in Muscle & Nerve (Muscle Nerve, 2016,
53(5):717-725).
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
Required Post-Approval Studies
As part of the approval of our NDA for FIRDAPSE
®
for LEMS, the FDA required us to conduct a clinical trial to evaluate the effect of hepatic impairment on the exposure of amifampridine after oral administration of FIRDAPSE
®
relative to that in subjects with normal hepatic function. This study was recently completed and submitted to the FDA. We have also established a pregnancy surveillance program to collect and analyze information for a minimum of ten (10) years on pregnancy complications and birth outcomes related to FIRDAPSE
®
. Finally, the FDA required us to perform a second carcinogenicity study of amifampridine phosphate in mice, which we have completed and submitted to the FDA.
Expanded access program
We operate an expanded access program (EAP) that is currently making FIRDAPSE
®
available to a limited number of patients diagnosed with CMS or Downbeat Nystagmus (DN). It is anticipated that the EAP may be used to make FIRDAPSE
®
available to pediatric LEMS patients now that the Ruzurgi
®
approval has been vacated, subject to applicable legal and regulatory requirements.
Sales, Marketing and Distribution
Launch of FIRDAPSE
®
in January 2019
In January 2019, we launched FIRDAPSE
®
in the United States through a field force of approximately 20 personnel who are experienced in neurologic, central nervous system or rare diseases in sales, patient support and payer reimbursement. The sales representatives (Regional Account Managers) who were part of the field force targeted approximately 1,250 physicians who are either neuromuscular specialists or general neurologists with a known adult LEMS patient or specific training in neuromuscular diseases. We also utilized field force Patient Access Liaisons who work with the patients and provider offices to help navigate the insurance landscape, as well as National Account Managers who work directly with the payors to ensure comprehensive coverage for FIRDAPSE
®
across the commercial and governmental plans in the United States. We also have a field-based force of five medical science liaisons who help educate the medical communities and patients about LEMS and about our company’s ongoing clinical trial activities. Further, we work closely with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and the level of support for patients living with LEMS, MuSK antibody positive myasthenia gravis, and other neuromuscular diseases that may be treatable with FIRDAPSE
®
, and to provide education for the physicians who treat these rare diseases and the patients they treat.
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

We are supporting the distribution of FIRDAPSE
®
through Catalyst Pathways
®
, our personalized treatment support program for enrolled patients. Catalyst Pathways
®
is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen to an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most drug products for ultra-orphan diseases are distributed and dispensed to patients. By using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.
In addition, Catalyst Pathways
®
is the gateway for our free bridge medication for patients during transitioning from investigational product while they are waiting for a coverage determination or, later on, for patients whose access is threatened by the bureaucratic complications arising from a change of insurer. The Catalyst Pathways
®
program is also the access point for our Patient Assistance Program, which provides longer-term free medication for those who are uninsured or functionally uninsured with respect to FIRDAPSE
®
because they may be unable to obtain coverage from their payer despite having health insurance.
In addition to our current work to assist former Ruzurgi
®
patients to transition to FIRDAPSE
®
, we are continuing efforts on the longer, slower process to identify patients and their physicians who have diagnosed LEMS, but have not had access, awareness or understanding of this treatment for their rare disease. These patients often do not see their physician frequently, have many questions about changing treatment(s), and may not perceive the need to change to a new therapy. Further, we have begun to focus our commercial efforts to locate misdiagnosed and undiagnosed LEMS patients and provide educational and sales activities to help improve the diagnosis, understanding of the treatment, and information on the prescribing process. We plan to continue to support LEMS and rare disease patient organizational groups’ efforts to generate awareness and educate patients and physicians on the diagnosis of LEMS, the impact of the disease, and the support services and treatments available.
Access to FIRDAPSE
®
In order to help patients afford their medication, we, like other pharmaceutical companies who are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays
and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay
assistance program designed to keep
out-of-pocket
costs to $10 or less per month (currently $0.00 per month) is available for all LEMS patients prescribed FIRDAPSE
®
. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to LEMS patients in financial need. Our goal is to ensure that no LEMS patient is ever denied access to their medication for financial reasons.
To date, FIRDAPSE
®
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
We believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit seeks an order vacating the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering this lawsuit filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case. We appealed the District Court’s decision to the U.S. Court of Appeals for the 11 th
Circuit. The case was fully briefed in early 2021, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of 11
th
Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in our favor. In November 2021, Jacobus filed a motion seeking rehearing of the case from the full 11
th
Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11 th
Circuit and the U.S. Supreme Court seeking a stay of the 11
th
Circuit’s ruling indicating that it would seek a review of the 11 th
Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11 th
Circuit issued a mandate directing the District Court to enter summary judgment in our favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for Firdapse
®
has expired.
There can be no assurance as to whether Jacobus will seek U.S. Supreme Court review of the 11th Circuit’s decision, whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11th Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively overturns the decision of the U.S. Court of Appeals for the 11th Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of FIRDAPSE
®
’s orphan drug exclusivity.
Third-Party Reimbursement
Sales of drug products depend in significant part on the availability of coverage and adequate reimbursement by third party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management (PBM) plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for FIRDAPSE
®
are expected to be made on a
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
Our efforts to develop FIRDAPSE
®
as a treatment for additional neuromuscular indications
Over the past few years, we have studied FIRDAPSE
®
as a potential treatment for multiple neuromuscular indications other than LEMS, and the results of recent studies are summarized below. Based on the results of these activities, in 2021 we have made a strategic decision not to proceed forward to further study FIRDAPSE
®
as a potential treatment for additional indications.
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

Following our receipt of these results, we analyzed the data and proposed a plan to the FDA to perform an additional study evaluating FIRDAPSE
®
for
MuSK-MG.
In response, the FDA provided written comments that were unfavorable towards our proposed revised study design and further questioned the ability of the initial
MuSK-MG
pilot study to be supportive. These remarks make it unlikely that a single study design similar to
MSK-002
would be sufficient for potential approval of the
MuSK-MG
indication. We also held an appropriate expert panel to discuss options and review the likelihood for success for a
MuSK-MG
indication for FIRDAPSE
®
. Based on the input from the FDA and advisors, we have concluded that the approval of FIRDAPSE
®
as a first-line therapy for
MuSK-MG
is unlikely and therefore we have decided not to continue to pursue this indication.
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
Study to evaluate FIRDAPSE
®
as a treatment for HNPP
We previously announced our intent to conduct a
proof-of-concept
study evaluating FIRDAPSE
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The FDA requested that a new, patient centric endpoint be researched and used for our proposed study, without assurance that such endpoint would be acceptable for approval. Based upon the uncertainty of such an endpoint, we have decided not to conduct this study as a company sponsored study, though there is a possibility that this study will move forward as investigator-initiated study that we will support.
Long-acting version of amifampridine phosphate
We were previously developing a long-acting formulation of amifampridine phosphate. While a number of formulations were prepared, after discussions with researchers and an advisory board made up of both patients and physicians, we concluded that we would be unable to develop a long-acting formulation that is both beneficial to patients and commercially viable, and as a result we made the determination not to proceed with development of this product.
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
On December 24, 2021, the USPTO allowed continuing application, 17/503,190. On January 3, 2022, the USPTO allowed related continuing application 17/503,148. A further related continuing application, 17/503,092 was allowed on January 7, 2022. All three patents were issued in March 2022. The claims in each of these applications have either already been listed in the Orange Book for FIRDAPSE
®
or are in the process of being listed.
We are also pursuing additional patent applications for FIRDAPSE
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
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
Until FIRDAPSE
®
was approved in November 2018, no drug product containing amifampridine for any indication had been approved by the FDA such that we received five-year “new chemical entity” exclusivity from the FDA. New chemical entity exclusivity provides a five-year period of marketing exclusivity for all indications and in the absence of an Orange Book listed patent, precludes a generic from submitting an abbreviated new drug application (ANDA) until that five year period has expired. Further, when FIRDAPSE
®
was approved for the treatment of LEMS patients, we received seven-year orphan drug exclusivity for our product for the treatment of LEMS, precluding a generic filer from receiving final FDA approval until the ODE exclusivity period has expired. Because we have Orange Book listed patents for FIRDAPSE
®
, potential generic filers will be permitted to submit ANDA filings to the FDA as early as the
“NCE-1”
date (November 28, 2022). In the event of such filings, and after appropriate investigation, we intend to vigorously enforce our patent rights.
We have
in-licensed
the FIRDAPSE
®
trademark, and the trademark was registered in the United States in March 2015.
Protection of our intellectual property and regulatory exclusivities is a strategic priority for our business. Our ability to protect and use our intellectual property rights and regulatory exclusivity in the future development and commercialization of our products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights, is crucial to our future success. See Item 1A. “Risk Factors—Risks Related to Our Intellectual Property.”
Generic Sabril
®
In September 2015, we announced the launch of a program to develop our version of vigabatrin
(CPP-109)
as a generic version of Sabril
®
, which is marketed in the United States by Lundbeck. Lundbeck’s exclusivity for Sabril
®
expired on April 26, 2018. Vigabatrin comes in two dosage forms – a powder sachet and a tablet. Par Pharmaceutical brought the first generic version of the powder sachet to market, and since then numerous additional generic versions of this product have been approved. Further, four generic versions of vigabatrin tablets have also been approved.
On December 18, 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (Endo), for the further development and commercialization of generic Sabril
®
tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. Pursuant to the agreement, in December 2018, we received an up-front
payment of $0.5 million. We will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and certain expenses for development.
Sabril
®
is marketed by Lundbeck in the United States for infantile spasms and for refractory complex partial seizures. Lundbeck’s sales of Sabril
®
(tablets and sachets) were approximately $129.0 million in 2019 and $118.3 million in 2020. Four generic versions of Sabril
®
tablets have been approved to date in the United States, as have numerous generic versions of the powder form. We have entered into a definitive agreement with Endo/Par for the further development and commercialization of generic Sabril
®
tablets.
There can be no assurance that our collaboration with Endo for the development of generic Sabril
®
(vigabatrin) tablets will be successful and that if an abbreviated new drug application (ANDA) is approved for vigabatrin tablets in the future, that it will be profitable to us.
Plans to Acquire or
In-License
Additional Products
In 2021, we made a strategic decision to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed or commercialized.

We are currently exploring several potential opportunities to acquire companies with drug products in development or to in-license
or acquire drug products in development. However, no definitive agreements have been entered into to date. Further, during the third quarter of 2021 we hired Dr. Preethi Sundaram, who serves as our Chief Strategy Officer. In that position, Dr. Sundaram is leading our efforts to acquire R&D assets, from early stage through late-stage clinical programs and technologies to treat rare diseases, and once such drug candidates are acquired, Dr. Sundaram will help oversee the development of those assets.
Manufacturing and Supply
We are licensed in Florida as a virtual drug manufacturer, which means that we have no in-house
manufacturing capacity and we are obligated to rely on contract manufacturers and packagers. We have no plans to build or acquire the manufacturing capability needed to manufacture any of our research materials or commercial products, and we expect that our drug products and drug substances will be prepared by contractors with suitable capabilities for these tasks and that we will enter into appropriate supply agreements with these contractors at appropriate times in the development and commercialization of our products. Because we will use contractors to manufacture and supply our products, we will be reliant on such contractors. Further, the contractors selected would have to be inspected by the FDA and found to be in substantial compliance with federal regulations in order for an application for one of our drug candidates to be approved, and there can be no assurance that the contractors we select would pass such an inspection.
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
For some years, Ruzurgi
®
for the treatment of pediatric patients with LEMS was often proscribed to adult LEMS patients, and at a lower price than FIRDAPSE
®
. Now that Ruzurgi
®
is no longer on the market, it is no longer competitive to FIRDAPSE
®
. However, if Ruzurgi
®
were to become available in the future, it would likely be competitive to FIRDAPSE
®
.
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
In the United States, drugs are subject to rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FFDCA) and implementing regulations, as well as other federal and state statutes. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other requirements, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.
United States review and approval process
FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, pre-clinical
studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before filing it. The FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth
substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2022 this fee is $3,117,218), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to an annual program fee, which for FDA fiscal year 2022 is $369,413 per prescription drug product. User fees typically increase annually. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.
If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA will issue a complete response letter. The complete response letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even after submitting this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.
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
Exclusivity
Upon NDA approval of a new chemical entity (NCE), which is a drug product that contains an active moiety that has never been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. A drug may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for the previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. During this period of exclusivity, FDA cannot approve an ANDA for a generic drug that includes the change.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there cannot be a Paragraph IV certification, and, thus, no ANDA can be filed before the expiration of the exclusivity period.
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
exclusivity may be forfeited.
Various types of changes to an approved ANDA must be requested in a prior approval supplement. In addition, some changes may only be approved after new bioequivalence studies are conducted or other requirements are satisfied. In addition, the ANDA applicant must demonstrate that manufacturing procedures and operations conform to FDA cGMP requirements. Facilities, procedures, operations, and/or testing of products are subject to periodic inspection by the FDA and other authorities. In addition, the FDA conducts pre-approval
and post-approval reviews and inspections to determine whether the systems and processes are in compliance with cGMP and other FDA regulations.
There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2022, the application fees are $225,712 per ANDA application and the facility fees are $195,012 per domestic finished dosage form facility, $210,012 per foreign finished dosage form facility, $42,557 per domestic active pharmaceutical ingredient facility, and $57,557 per foreign active pharmaceutical ingredient facility. In addition, there is a new annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

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
We anticipate that in the United States, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:

•	controls on government-funded reimbursement for drugs;

•	mandatory rebates or additional charges to manufacturers for their products to be covered on Medicare Part D formularies;

•	controls on healthcare providers;

•	controls on pricing of drug products, including the possible reference of the pricing of United States drugs to non-United States drug pricing for the same product;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	reform of drug importation laws;

•	entering into contractual agreements with payors; and

•	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.
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

Further, the pricing of drug products generally, and particularly the pricing of orphan drugs, has recently received scrutiny from the press, and from members of Congress in both parties. Some members of the medical community and Senator Bernie Sanders have also made statements in the press on the potential pricing of orphan drugs generally and on the pricing of our product specifically. The impact of this scrutiny on us and on the pricing of orphan drugs and other drug products generally cannot be determined with any certainty at this time.
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

Anti-Kickback, False Claims Laws & the Prescription Drug Marketing Act
In addition to FDA restrictions on marketing of drug products, other state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and patients, prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.
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
The Centers for Medicare & Medicaid Services (CMS) has issued a final rule that requires manufacturers of approved prescription drugs to collect and report information on payments or transfers of value to physicians, physician assistants, certain types of advanced practice nurses and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The information reported each year is made publicly available on a searchable website. Failure to submit required information may result in civil monetary penalties.
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
Government Programs for Marketed Drugs
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service
arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the

Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental
entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug. For non-innovator
products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter.
Non-innovator
products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-
innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.
A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.
Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D beneficiaries pay 25% of brand drug costs after they reach the initial coverage limit—the same percentage they were responsible for before they reached that limit—thereby closing the coverage gap. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.
Federal Contracting/Pricing Requirements
Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the
Non-Federal
Average Manufacturer Price
(“Non-FAMP”)
for the prior year.
The
Non-FAMP
is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.

The accuracy of a manufacturer’s reported
Non-FAMPs,
FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for civil monetary penalties of $100,000 per incorrect item.
Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.
Tricare Retail Pharmacy Network Program
The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the
Non-FAMP
and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3
(non-formulary)
and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.
Branded Pharmaceutical Fee
A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers ranged from $2.5 billion to $4.1 billion, and has remained at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.
Human Capital Management
We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do. To facilitate talent attraction and retention, we strive to make Catalyst an inclusive, safe, and healthy workplace, with opportunities to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. Our goal in selecting employees is to retain high quality personnel with substantial prior experience who understand and support our mission as a company to develop and commercialize innovative therapies for people with rare, debilitating, chronic neuromuscular and neurological diseases and who are willing to work hard and in a collaborative manner to further that mission.
Employee Profile
As of March 14, 2022, we had approximately 76 employees, approximately 32 of whom are in our commercial organization, approximately 23 of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several full-time consultants who work with our commercial organization. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.
Compensation and Benefits
Our compensation philosophy is to provide pay and benefits that are competitive in the biotechnology and pharmaceutical industry where we compete for talent. We monitor our compensation programs closely and review them at least annually to provide what we consider to be a very competitive mix of compensation and health, welfare and retirement benefits for all our employees. Our compensation package for all employees includes market-competitive base salaries, annual performance bonuses and stock option grants. Our benefits programs include company sponsored medical, dental and vision health care coverage, life and AD&D insurance, and a 401(k) plan with a matching employer contribution, among others benefits.

Diversity, Equity and Inclusion
Our goal is a diverse and inclusive workforce – not because it is the right thing to do but because we believe that such a workforce is key to our long-term success. Approximately 58% of our employees are female. At the leadership level (employees at manager and above) approximately 64% are female, and two of seven members of our
C-suite
are female.
Communication and Engagement
We focus on engagement with our employees as we believe an engaged workforce is key to our success and to the success and wellbeing of our employees. In October 2021, we held an in-person
meeting with our sales staff for the first time since the beginning of the
COVID-19
pandemic. This meeting, as with the meetings prior to the pandemic, serve to bring together and energize our staff. We plan to hold further such meetings as the course of the
COVID-19
pandemic allows.
Health, Wellness and Safety
We are committed to the health and safety of our employees.
In March 2020, in light of worsening conditions as a result of the
COVID-19
pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based
technologies to provide support to patients and their healthcare providers. At present, our operations have returned to mostly being in-person,
with some contact with doctors by our commercial sales force still being done remotely. Notwithstanding, the
COVID-19
pandemic, including the emergence of new
COVID-19
variants, including the delta and omicron variants, could affect the health and availability of our workforce, and we may return to a work from home policy if it is in the best interests of the health and welfare of our employees.
Available Information
We make available free of charge on or through our Internet website our Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our Internet address is www.catalystpharma.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this report.

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

•	If we are unable to continue to successfully commercialize FIRDAPSE ® , our business, results of operations and financial condition may be materially adversely affected.

•	Our business is subject to substantial competition.

•	Our strategy of seeking to acquire or in-license innovative technical platforms or earlier stage drug development programs in the rare disease space may not be successful.

•	Our business may require additional capital.

•	The obligations incident to being a public company place significant demands on our management.

•	We are highly dependent on our small number of key personnel and advisors.

•	The ongoing COVID-19 pandemic and the worldwide attempts to contain it could harm our business and results of operations and financial condition and we could be adversely impacted by it.

•
Because the target patient population for FIRDAPSE
®
is small, we must achieve significant market share and obtain relatively high per-patient
prices for our products to achieve meaningful gross margins.

•	We face a risk of product liability claims and may not be able to obtain adequate insurance.

•	Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Risks Related to the Development of Additional Drug Products

•	Our efforts may fail.

•	Failure can occur at any stage of our drug development efforts.

•
We rely on third parties to conduct our
pre-clinical
studies and clinical studies and trials, and if they do not perform their obligations to us we may not be able to obtain approval for additional indications.

•	We will need to continue to develop and maintain distribution and production capabilities or relationships to be successful.

•	We could be impacted by the viability of our suppliers.

•	We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

•	Pressure on drug product third-party payor coverage, reimbursement and pricing may impair our ability to be reimbursed at prices or on terms sufficient to provide a viable financial outcome.

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
Risks Related to Government Regulation

•
The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize FIRDAPSE
®
in all areas in which we are licensed to supply it.

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

•
Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize FIRDAPSE
®
or any other drug candidates we may acquire or license and affect the prices we may obtain.

•
If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for FIRDAPSE
®
and any other orphan drug candidates we may acquire or license, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.

•
Changes to the Orphan Drug Act or successful legal challenges to the FDA’s interpretation of the Orphan Drug Act may affect our ability to obtain or subsequently maintain orphan drug exclusivity or may affect the scope orphan drug exclusivity for our products.

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
Risks related to Our Business
We depend substantially on the commercial success of FIRDAPSE
®
.
Until we launched FIRDAPSE
®
for the treatment of LEMS in January 2019, we focused all of our efforts over the prior six years on obtaining regulatory approval for FIRDAPSE
®
for the treatment of LEMS, on evaluating FIRDAPSE
®
for the treatment of other neuromuscular diseases including CMS,
MuSK-MG
and SMA Type 3, on raising capital, and on recruiting personnel. On November 28, 2018, the FDA approved our first product, FIRDAPSE
®
for the treatment of adults with LEMS, which became commercially available in January 2019. While we reported net income in each year since 2019, we have a prior history of operating losses in all prior fiscal years of our existence. In addition, we have recently concluded that we will no longer go forward with the evaluation of FIRDAPSE
®
for the treatment of indications other than LEMS. As a result of this and other factors, there can be no assurance that we will remain cash flow positive and profitable.
Our success depends on our ability to continue to successfully commercialize FIRDAPSE
®
. We are primarily a single product company with only limited commercial experience, which makes it difficult to evaluate our current business, predict our future prospects, and forecast our financial performance and growth.
We have invested a significant portion of our efforts and financial resources to date into the development and commercialization of our lead product, FIRDAPSE
®
. Our success depends on our ability to effectively continue to commercialize FIRDAPSE
®
, and we expect that the vast majority of our product revenues in the foreseeable future will be from sales of FIRDAPSE
®
. Continued commercialization of FIRDAPSE
®
is subject to many risks. Until we launched FIRDAPSE
®
, we had never launched or commercialized a product, and there is no guarantee that we will be able to continue to be profitable and cash flow positive based on our sales of FIRDAPSE
®
. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market growth potential, including by pharmaceutical companies with more resources and experience than we have. The long term commercial success of FIRDAPSE
®
depends on the extent to which patients and physicians accept and adopt FIRDAPSE
®
. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take FIRDAPSE
®
,
or if patients discontinue from use of the medication at rates that are higher than we expect, or if payers decide not to reimburse for our product, the commercial potential of FIRDAPSE
®
will be limited. Thus, despite our success to date, significant uncertainty remains regarding the ultimate commercial potential of FIRDAPSE
®
.

Moreover, our ability to effectively continue to generate significant product revenue from FIRDAPSE
®
will depend on our ability to, among other things:

•
educate patients and physicians successfully about efficacy expectations, side effects expectations, and how to successfully dose and titrate the medication to optimal patient benefit in order to minimize discontinuation due to perceived lack of efficacy or side effects;

•
educate LEMS patients who also suffer from small cell lung cancer, and the physicians who treat them, as to the benefits to such patients of treatment for their LEMS using FIRDAPSE
®
(in addition to the treatments they are receiving for their cancer);

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
®
, and obtain acceptance of FIRDAPSE
®
as safe and effective by patients and the medical community;

•	receive adequate levels of coverage and reimbursement for FIRDAPSE ® from commercial health plans and governmental health programs;

•	generate positive experience with our Catalyst Pathways ® program in helping patients obtain access to FIRDAPSE ® at an acceptable patient out-of-pocket cost;

•	maintain quality relationships with patient advocacy groups;

•	influence the nature of publicity related to our product relative to the publicity related to our competitors’ products; and

•	obtain regulatory approvals for additional indications for the use of FIRDAPSE ® in treating other rare neuromuscular diseases.
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
The biotechnology and pharmaceutical industries are highly competitive. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products than we have. We compete against pharmaceutical companies that are developing or currently marketing therapies that will compete with us. In addition, we compete against biotechnology companies, universities, government agencies, and other research institutions in the development of drug products. Our business could be negatively impacted if our competitors’ present or future offerings are more effective, safer or less expensive than ours, or more readily accepted by regulators, healthcare providers or third-party payors. Further, we may also compete with respect to manufacturing efficiency and marketing capabilities.
Even with the FDA approval of FIRDAPSE
®
, the bulk active pharmaceutical ingredient in the drug (i.e., amifampridine) may be used by compounding pharmacies pursuant to Section 503A of the Federal Food, Drug, and Cosmetic Act because the ingredient is a component of an
FDA-approved
drug product, and pharmacies may lawfully compound for individually identified patients under Section 503A using components of approved drug products. In addition, drugs that are not approved by FDA for the treatment of LEMS may nonetheless be prescribed by physicians for the treatment of LEMS.
For all of these reasons, we may not be able to continue to compete successfully.
Our strategy of seeking to acquire or
in-license
innovative technical platforms or earlier stage drug development programs outside of the neuromuscular disease space may not be successful.
We have made a strategic decision to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in rare disease therapeutic categories including those outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed or commercialized.
The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex, and we may be unable to in-license
or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. Further, even if we identify acquisition or in-licensing
targets, we may not be able to close those deals or we may determine after diligence not to pursue identified targets. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license
promising product candidates and technologies.

The
in-licensing
and acquisition of drug products is an area characterized by intense competition, and a number of companies (both more established and early-stage biotechnology companies) are also pursuing strategies to in-license
or acquire product candidates or technologies that we may consider attractive. We believe that other companies may be particularly active in pursuing opportunities to in-license
or acquire the same or similar products which we may seek to acquire. More established companies may have a competitive advantage over us due to their size, cash resources and greater research, preclinical or clinical development or commercialization capabilities, while earlier stage companies may be more aggressive or have a higher risk tolerance. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license
or acquire the rights to the relevant product candidate or technology on terms that would allow us to make an appropriate return on our investment. Moreover, we may devote resources to potential acquisitions or in-licensing
opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts or we may incorrectly judge the value of an acquired or in-licensed
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
We may need to raise additional capital in the future in order to fund our business (particularly to fund potential company or product acquisitions that are intended to expand our product offerings). If necessary, we would likely raise additional funds in the future through public or private equity offerings, debt financings, corporate collaborations, or other means. We may also seek governmental grants to support our clinical and pre-clinical
trials. However, there is no assurance that any such funding will be available, and, even if it is available, whether it will be available on terms that are favorable to us. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations.
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
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form
10-K.
Based on current rules, we are required to annually report under Section 404(a) of the Sarbanes-Oxley Act regarding our management’s assessment as to the effectiveness of our internal control over financial reporting. Further, under Section 404(b) of the Sarbanes-Oxley Act, our auditors are required to report on their assessment as to the effectiveness of our internal control over financial reporting. If we or our auditors are unable to conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock.
We are highly dependent on our small number of key personnel and advisors.
We are highly dependent on our executive officers and key employees, and on our Board of Directors. The loss of the services of one or more of these individuals could significantly impede the achievement of our scientific and business objectives. Other than an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer with respect to his services, we have no employment or retention agreements with any of our other officers or key employees. If we lose the services of any of our existing executive officers or key employees, or if we were unable to recruit qualified replacements on a timely basis for persons who leave our employ, our efforts to develop our drug candidates might be significantly delayed. We do not carry key-man
insurance on any of our personnel.
The ongoing
COVID-19
pandemic and the worldwide attempts to contain it could harm our business and results of operations and financial condition and we could be adversely impacted by it.
The
COVID-19
pandemic has had an impact on our business operations, and we continue to monitor applicable government modifications. We had to make modifications to our normal operations at various points in time during the pandemic, including requiring our employees to work remotely. At present, our operations have returned mostly to being in-person,
with some contact with doctors by our commercial sales force still being done remotely. Notwithstanding, the
COVID-19
pandemic, including the emergence of new
COVID-19
variants, including the delta and omicron variants, has in the past and may in the future affect the health and availability of our workforce as well as those of third parties whom we are relying upon to take similar measures. As a result, we have previously and may in the future experience disruptions to our business operations due to the
COVID-19
pandemic, and our business could be materially adversely affected by such disruptions, directly or indirectly. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, such as quarantines, border closures, increased border controls, travel restrictions, shelter-in-place
orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals may continue to take additional steps to avoid infection, including limiting travel and staying home from work. These measures may continue to disrupt normal business operations both inside and outside of affected areas and have had significant impacts on healthcare and businesses worldwide.
During 2020 and 2021, we believe that the
COVID-19
pandemic impacted new patient starts in the United States, as some physicians were reluctant to diagnose LEMS via telemedicine. To the extent that the
COVID-19
pandemic continues, we may continue to see an impact on the number of naïve patients who begin to take FIRDAPSE
®
. There can be no assurance as to how these matters will affect our business or results of operations.
We cannot assess the impact on our business of the public concerns expressed by a U.S. Senator and a vocal group of neuromuscular physicians and patients with LEMS about the pricing of our product.
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
Because the target patient population for FIRDAPSE
®
is small, we must achieve significant market share and obtain relatively high per-patient
prices for our products to achieve meaningful gross margins.
FIRDAPSE
®
targets a disease with a small patient population. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. Typically, drugs for conditions with small prevalence have higher prices in order to generate a return on investment, and as a result, the per-patient
prices at which we sell

FIRDAPSE
®
are relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins, and high per patient prices could drive physicians to seek out compounding pharmacies to provide compounded amifampridine to fill their prescriptions rather than FIRDAPSE
®
, thereby lowering the FIRDAPSE
®
market share or penetration in the market. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient
prices for FIRDAPSE
®
for diseases with small patient populations. Further, even if we obtain significant market share for FIRDAPSE
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
Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and/or sale of our drug products. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of drug products used in clinical trials or after FDA approval.
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
Risks Related to the Development of Drug Products
Our efforts to develop additional drug products may fail.
Our efforts to develop additional products that we may acquire or in-license
(or to develop additional indications for FIRDAPSE
®
) are subject to risks of failure. For example:

•	Our drug candidates may be found to be ineffective or unsafe for one or more additional indications, or fail to receive necessary regulatory approvals;

•	Our drug candidates may not be economical to market or take substantially longer to obtain necessary approvals for additional indications than anticipated; or

•	Competitors may develop and market equivalent or superior products, including next generation products that act with the same mechanism of action as our drug candidates.
As a result, our drug development activities may not result in any safe, effective and commercially viable additional indications, and we may not be able to commercialize our products successfully. For example, for several years, we evaluated FIRDAPSE
®
for the treatment of CMS,
MuSK-MG
and SMA Type 3. However, FIRDAPSE
®
failed to meet the primary endpoints in a Phase 3 trial for CMS, and we are no longer pursing this indication. Further, and even though we achieved statistical significance in the primary endpoint in our proof-of-concept
trial for SMA Type 3, the lack of robust results in this trial has caused us to decide to no longer pursue this indication. Finally, our Phase 3 clinical trial
(MSK-002)
evaluating FIRDAPSE
®
for the treatment of adults with
MuSK-MG
did not achieve statistical significance on its primary endpoint or its secondary endpoint, even though clinical improvement was observed by patients and investigators during the initial dose-titration period of the trial and in the company’s previous proof-of-concept
trial, and we are no longer pursuing this indication.

Further, the efforts of our collaboration partner in Japan, DyDo Pharma, to commercialize FIRDAPSE
®
in Japan requires successful completion of a small Phase 3 trial in Japan evaluating FIRDAPSE
®
for the treatment of LEMS that is currently ongoing. While we expect that trial to be successful based on our prior trials evaluating our product for the treatment of LEMS, there can be no assurance that DyDo Pharma’s trial will be successful.
Our failure to develop safe, effective, and/or commercially viable products would have a material adverse effect on our business, prospects, results of operations and financial condition.
Failure can occur at any stage of our drug development efforts.
We will only obtain regulatory approval to commercialize our future drug candidates if we can demonstrate to the satisfaction of the FDA (or the equivalent foreign regulatory authorities) in adequate and well-controlled clinical studies and trials that the drug is safe and effective for its intended use, that the clinical and other benefits outweigh the safety risks and that it otherwise meets approval requirements. As we have experienced in the past, a failure of one or more pre-clinical
or clinical trials or studies can occur at any stage of drug development. We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for, or commercializing our drug candidates, including but not limited to:

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
We do not currently have the ability to independently conduct pre-clinical
studies or clinical studies and trials, and we typically rely on third parties, such as third-party contract research and governmental organizations, medical institutions and clinical investigators (including academic clinical investigators), to conduct studies and trials for us. Our reliance on third parties for development activities reduces our control over these activities. These third parties may not complete activities on schedule or may not conduct our pre-clinical
studies and our clinical studies and trials in accordance with regulatory requirements or our study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be adversely affected, and our efforts to obtain regulatory approvals for and commercialize our product candidates may be delayed.
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
We could be impacted by the viability of our suppliers.
We source our products from more than one supplier, and we have entered into contracts with our suppliers that contractually obligate them to meet our requirements. However, if our suppliers cannot or will not meet our requirements (for whatever reason), our business could be adversely impacted.
We may encounter difficulties in managing our growth, which would adversely affect our results of operations.
To manage future growth, we will likely need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.
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
The commercial success of our drug products, including FIRDAPSE
®
and any other products we are able to market in the future, will depend substantially on the extent to which the cost of those products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to continue to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to establish and maintain pricing sufficient to realize a meaningful return on our investment.

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
The pricing of drug products, in general, and of specialty drugs, in particular, has been a topic of concern in the United States Congress, where hearings have been held on the topic, and several bills have been introduced proposing a variety of actions to restrain the prices of drugs. Former President Trump frequently discussed his intention to reduce drug prices, as has President Biden. The Trump Administration solicited public comment on a variety of regulatory proposals to reduce drug prices, and the Centers for Medicare and Medicaid Services (Center) published an interim final rule that establishes a Most Favored Nation (MFN) Model for Medicare Part B drug payment. This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of average sales price, or ASP. The MFN drug payment amount was expected to be lower than the current
ASP-based
payment limit because United States drug prices are generally the highest in the world. While the MFN Model payment methodology was scheduled to begin on January 1, 2021, by the end of December 2020, three federal courts had granted orders preventing implementation of the MFN Model rule. On August 6, 2021, the Center published a proposed rule rescinding the November 2020 MFN Model interim final rule, and on December 27, 2021, CMS published a final rule withdrawing the MFN Model effective February 28, 2022. In its release, the Center stated that it will consider stakeholder feedback as it explores options to incorporate value into payments for Medicare Part B drugs, improving access to evidence-based care, and reducing drug spending for consumers throughout the health care system. Further, since President Biden took office, there have been continuing efforts in Congress and through the administration to reduce drug prices.
For example, on November 20, 2020, the United States Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection under the Federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law or unless it is passed through to the dispensing pharmacy and reflected in the price to the patient. The implementation of the rule has been delayed by the Biden administration to January 1, 2023 in response to ongoing litigation. In addition, effective January 1, 2024, a provision capping the rebate amount under the Medicaid Drug Rebate program at 100% of AMP will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the price the manufacturer receives for the drug. Further, effective January 1, 2023, a final rule issued by CMS will change the way copay assistance program prices are treated in best price for purposes of the Medicaid Drug Rebate Program. This change could result in manufacturers eliminating their patient assistance programs, which would make many innovator drugs more expensive for patients. This final rule is subject to ongoing litigation, but it is not clear when a decision will be made or how the court will rule.
On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket
costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have an effect on our business, including market acceptance, and sales, of our products and product candidates.

We cannot predict how any such laws or regulations, or new laws or regulations that have yet to be proposed, will affect the pricing of our product, of orphan drugs generally, or of drug products generally.
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
Risks Related to Government Regulation
The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required in the future to manufacture and commercialize FIRDAPSE
®
or other products we may develop in the future in all areas in which we are licensed to supply it.
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
pre-clinical
testing.
Additionally, future clinical trials for FIRDAPSE
®
or any other drug candidate we may acquire may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the start of the trial, an inability to recruit clinical trial participants at the expected rate, failure to demonstrate safety and efficacy, unforeseen safety issues, or unforeseen governmental or regulatory delays. Further, our drug candidate may not be found to be safe and effective in particular indications and may not be approved by regulatory authorities for the proposed indication. Further, regulatory authorities and IRBs that must approve and monitor the safety of each clinical study may suspend a clinical study at any time if the patients participating in such study are deemed to be exposed to any unacceptable health risk. We may also choose to suspend human clinical studies and trials if we become aware of any such risks. We might encounter problems in our clinical trials, including our expanded access program, such as seizures, weakness or other side effects that will cause us, regulatory authorities, or IRBs to delay or suspend such trial or study. Moreover, FDA will consider the data, including safety data, from patients enrolled in any expanded access program we may implement in the evaluation of any NDA or sNDA we may submit.
In other countries where FIRDAPSE
®
or any other product we may acquire or license may be marketed, we will also be subject to regulatory requirements governing human clinical studies, trials and marketing approval for drugs. The requirements governing the conduct of clinical studies, trials, product licensing, pricing and reimbursement varies widely from country to country.
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
Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize FIRDAPSE
®
or any other drug candidates we may acquire or license and affect the prices we may obtain.
In the United States, there have been a number of court cases, legislative and regulatory changes, and other potential changes relating to the healthcare system that restrict or regulate post-approval activities, which may affect our ability to profitably sell FIRDAPSE
®
or any other drug candidates for which we obtain marketing approval.
The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for drug products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies whereby they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. Manufacturers’ contributions to this area, including donut hole coverage (as described below) or potential excise taxes, are increasing and are subject to additional changes in the future.
In 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Reform Law”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The Health Care Reform Law, among other things, revised the definition of Average Manufacturer Price used by the Medicaid Drug Rebate Program for reporting purposes, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and established an annual non-deductible
fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States. The Health Care Reform Law also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance
and included a discount (now 70%, on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The Health Care Reform Law increased the Medicaid rebates for line extensions or reformulated drugs, which could substantially increase our Medicaid rebate rate (in effect limiting reimbursement for these patients).

Beginning in January 2017, former President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. These actions include directing applicable federal agencies to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018 the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in Health Care Reform Law risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and our business, are not yet known. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit ruled that the Health Care Reform Law’s individual mandate is unconstitutional but sent the matter back down to a district court to determine whether that provision can be removed from the rest of the Health Care Reform Law. On March 2, 2020, the U.S. Supreme Court agreed to review the Fifth Circuit’s ruling, and oral argument was heard on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the challenge to the Health Care Reform Law in a
7-2
decision.
Additionally, in response to controversies regarding pricing of drug products, there has been a recent push to propose legislation, both on state and federal levels, that would require greater disclosure as to the reasoning behind drug prices and, in some cases, could give state or federal-level commissions the right to impose cost controls on certain drugs. These and other new provisions are likely to continue the pressure on pharmaceutical pricing, may require us to modify our business practices with healthcare practitioners, and may also increase our regulatory burdens and operating costs. In that regard, President Biden and members of Congress in both parties have expressed concerns about high drug prices. However, whether and to what extent any such positions will result in changes of the law, and how any such changes could impact our business, cannot be determined at this time.
Legislative and regulatory proposals also have been made to expand post-approval requirements, restrict sales and promotional activities for drug products, and with respect to orphan drug designation and exclusivity. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements. Delays in feedback from the FDA may affect our ability to quickly update or adjust our label in the interest of patient adherence and tolerability. We cannot predict whether other legislative changes will be adopted or how such changes would affect the pharmaceutical industry generally and specifically the commercialization of FIRDAPSE
®
and any other products we develop.
If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for FIRDAPSE
®
and any other orphan drug candidates we may acquire or
in-license,
our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.
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
Because the extent and scope of patent protection for some of our drug products may be particularly limited, orphan drug designation – and ultimately, orphan drug exclusivity – is especially important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the orphan exclusivity period to maintain a competitive position. However, if we do not obtain orphan drug exclusivity for our drug candidates or we cannot maintain orphan exclusivity for our drug candidates, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced. Also, without strong patent protection, competitors may sell a generic version upon the expiration of orphan exclusivity if our patent position is not upheld.
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
Changes to the Orphan Drug Act or successful legal challenges to the FDA’s interpretation of the Orphan Drug Act may affect our ability to obtain or subsequently maintain orphan drug exclusivity or affect the scope of orphan drug exclusivity for our products.
There can be no assurance whether the exclusivity provisions in the Orphan Drug Act may be changed in the future and the impact of such changes, if made on us. For example, if the United States Congress were to pass, and the President were to sign, legislation revising the Orphan Drug Act that effectively overturns the decision of the U.S. Court of Appeals for the 11 th
Circuit, such legislation might retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of Firdapse
®
’s orphan drug exclusivity.
The orphan drug exclusivity contained in the Orphan Drug Act has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. Furthermore, the FDA’s interpretations of the Orphan Drug Act have been successfully challenged in court and future court decisions could continue that trend. There can be no assurance that the exclusivity granted in the Orphan Drug Act to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products, if approved.
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

•
the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advanced care practice nurses and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;

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

On December 24, 2021, the USPTO allowed continuing application, 17/503,190. On January 3, 2022, the USPTO allowed related continuing application 17/503,148. A further related continuing application, 17/503,092 was allowed on January 7, 2022. All three patents were issued in March 2022. The claims in each of these applications have either already been listed in the Orange Book for FIRDAPSE
®
or are in the process of being listed.
We may lose our rights to these patents and patent applications if we breach our obligations under the License Agreement, including, without limitation, our financial obligations to the licensor. If we violate or fail to perform any term or covenant of the License Agreement, the licensor may terminate the License Agreement upon satisfaction of any applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of the License Agreement, whether by us or by the licensor, will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under the License Agreement, we would not be able to commercialize FIRDAPSE
®
, and our business, results of operations, financial condition and prospects would be materially adversely affected.
Our commercial success will depend in large part on our ability to use patents and regulatory exclusivity to exclude others from competing with our products. The patent position of emerging pharmaceutical companies like us can be highly uncertain and involve complex legal and technical issues. Until the ’893 patent and the ‘128 patent are interpreted by a court, and unless and until our other pending applications are granted, we will not know the breadth of protection that they will afford us. Our pending applications, if granted, may not contain claims sufficiently broad to prevent others from practicing our technologies or marketing competing products. Third parties may intentionally attempt to design around any FIRDAPSE
®
patents that ultimately grant so as to compete with us without infringing our patents. Although granted patents enjoy a presumption of validity, there is a risk that the ’893 patent, the ‘128 patent and any patents resulting from our ongoing prosecution efforts may be invalidated or rendered unenforceable if challenged by others.
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
The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for biopharmaceutical companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	developments concerning our clinical studies and trials and our pre-clinical studies;

•	status of regulatory requirements for approval of our drug candidates;

•	adverse publicity regarding the pricing of FIRDAPSE ® ;

•	announcements of product development successes and failures by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	adverse changes in the abilities of our third-party manufacturers to provide drug or product in a timely manner or to meet FDA requirements;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or unanticipated variations in operating results;

•	changes in laws regarding FDA approval;

•	expiration or termination of licenses (particularly our License Agreement for FIRDAPSE ® ), research contracts, or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	changes in the market valuations of similar companies;

•	changes in pharmaceutical company regulations or reimbursements for drug products as a result of healthcare reform or other legislation;

•	changes in economic conditions; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.
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

On September 20, 2011, the board of directors approved the adoption of a stockholder rights plan (Rights Plan), which was amended on September 19, 2016 and further amended on August 28, 2019. The Rights Plan was implemented through our entry into a rights agreement with Continental Stock Transfer & Trust Company, as rights agent, and the declaration of a non-taxable
dividend distribution of one preferred stock purchase right (each, a Right) for each outstanding share of our common stock. The dividend had been paid on October 7, 2011 to holders of record as of that date. Each right was attached to and traded with the associated share of common stock. Under the Rights Plan, the rights would have become exercisable only if a person acquired beneficial ownership of 17.5% or more of our common stock (or, in the case of a person who beneficially owned 17.5% or more of our common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of our common stock) or after the date of the Rights Agreement, commenced a tender offer that, if consummated, would have resulted in beneficial ownership by a person of 17.5% or more of our common stock.
On November 12, 2021, our Board of Directors terminated the Rights Plan. Despite the termination of the Rights Plan, the Board of Directors reserves the right to take all necessary actions it deems appropriate in the future to protect the interests of all of the Company’s stockholders.

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
As of March 14, 2022, we had 102,744,913 shares of our common stock outstanding, of which 7,753,498 shares were held by our officers and directors. We also had outstanding: (i) stock options to purchase an aggregate of 14,455,728 shares at exercise prices ranging from $0.79 to $7.07 per share (9,726,842 of which are currently exercisable); and (ii) restricted stock units for 597,339 shares of common stock (none of which are currently vested). Sales of shares, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
We currently operate our business in leased office space in Coral Gables, Florida. During 2020, we leased approximately 7,800 square feet of space, for which we paid annual rent of approximately $0.3 million. During May 2020 we amended our office lease to increase our leased space to approximately 10,700 square feet. The amended lease commenced in March 2021 when construction of the asset was completed and the space became available for use. Our current annual rent in the new space is approximately $0.5 million.

Item 3.	Legal Proceedings
Ruzurgi
®
In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi
®
, another version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). While the NDA for Ruzurgi
®
only covers pediatric patients, we believe that Ruzurgi
®
has been regularly prescribed
off-label
to adult LEMS patients. We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA challenging this approval and related drug labeling, and Jacobus Pharmaceuticals (Jacobus) intervened in our case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case. We appealed the District Court’s decision to the U.S. Circuit Court of Appeals for the 11th Circuit. By early 2021, the case was fully briefed, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of 11th Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in our favor. In November 2021, Jacobus filed a motion seeking rehearing of the case from the full 11th Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11th Circuit and the U.S. Supreme Court seeking a stay of the 11th Circuit’s ruling indicating that it would seek a review of the 11th Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11th Circuit issued a mandate directing the District Court to enter summary judgment in our favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for Firdapse
®
has expired.
There can be no assurance as to whether Jacobus will seek U.S. Supreme Court review of the 11th Circuit’s decision, whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11th Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation effectively overturning the 11th Circuit’s decision, and whether or not such legislation, if passed, would have any retroactive effect that would allow the FDA to reinstate Ruzurgi
®
.
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. We initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of FIRDAPSE
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in early July 2021 we, along with our partner KYE, filed a second suit against Health Canada to overturn their most recent decision. That case was fully briefed in late 2021, with oral argument held in early December.
On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling. There can be no assurance as to the outcome of this proceeding.

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
On December 24, 2021, the USPTO allowed continuing application, 17/503,190. On January 3, 2022, the USPTO allowed related continuing application 17/503,148. A further related continuing application, 17/503,092 was allowed on January 7, 2022. All three patents were issued in March 2022. The claims in each of these applications have either already been listed in the Orange Book for FIRDAPSE
®
or are in the process of being listed.
We are also pursuing additional patent applications for FIRDAPSE
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
In that regard, in October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 patent. The suits have been consolidated in a single action in the U.S. District Court for New Jersey. In August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuits arise from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuits allege that the Ruzurgi
®
product infringes the ‘893 patent and the ‘128 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. The lawsuit is in the discovery stage and there can be no assurance as to the results of these proceedings.
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
total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the Russell MicroCap index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021.

	12/16	12/17	12/18	12/19	12/20	12/21
Catalyst Pharmaceuticals, Inc.	100.00	372.38	182.86	357.14	318.10	644.76
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Russell MicroCap	100.00	113.17	98.36	120.43	145.67	173.84
NASDAQ Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol “CPRX.” The closing sale price for the common stock on March 14, 2022 was $7.63. As of March 14, 2022, there were 31 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations, finance the growth and development of our business, and repurchase up to $40 million of our common stock. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Equity compensation plans approved by security holders (1)	14,207,728	$3.55	4,708,013	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	14,207,728	$3.55	4,708,013

(1) Includes our 2014 Stock Incentive Plan and our 2018 Stock Incentive Plan
(2) Remaining shares are only under our 2018 Stock Incentive Plan
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In March 2021, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of our common stock, pursuant to a repurchase program under Rule
10b-18
of the Securities Act (the “
Share Repurchase Program
”). The Share Repurchase Program commenced on March 22, 2021.
The following table presents information regarding repurchases by us of our common stock under the Share Repurchase Program during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands )
October 1 – October 31, 2021	58,546	$5.99	58,546	$30,637
November 1 – November 30, 2021	6,654	$7.01	6,654	$30,590
December 1 – December 31, 2021	393,346	$6.81	393,346	$27,912

Total	458,546		458,546

Item 6.	Selected Financial Data
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

•	Basis of Presentation . This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the 2021 fiscal year.

•
Critical Accounting Policies and Estimates
. This section discusses those accounting policies that are both considered important to our financial condition and results of operations and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in the notes to our accompanying consolidated financial statements.

•
Results of Operations
. This section provides an analysis of our results of operations for the three fiscal years presented in the accompanying consolidated statements of operations and comprehensive income.

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

Overview
We are a commercial-stage biopharmaceutical company focused on in-licensing,
developing and commercializing novel medicines for patients living with rare diseases. With exceptional patient focus, we are committed to developing a robust pipeline of cutting-edge, best-in-class
medicines for rare diseases. We historically focused our efforts on developing products that treat diseases in the neuromuscular and neurological space, but in 2021 we made a strategic decision to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed or commercialized.
We are currently exploring several potential opportunities to acquire companies with drug products in development or to in-license
or acquire drug products in development. However, no definitive agreements have been entered into to date. Further, during the third quarter of 2021 we hired Dr. Preethi Sundaram, who serves as our Chief Strategy Officer. In that position, Dr. Sundaram is leading our efforts to acquire R&D assets, from early stage through late-stage clinical programs and technologies to treat rare diseases, and once such drug candidates are acquired, Dr. Sundaram will help oversee the development of those assets.
We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do.
Impact of the
COVID-19
pandemic on our business
The
COVID-19
pandemic has affected our business operations in numerous ways, and we continue to monitor applicable government modifications. We had to make modifications to our normal operations because of the
COVID-19
pandemic, including allowing our employees to work remotely. At present, our operations have returned to mostly being in-person,
with some contact with physicians by our commercial sales force still being done remotely. Notwithstanding, the
COVID-19
pandemic, including the emergence of new
COVID-19
variants, including the delta and omicron variants, could affect the health and availability of our workforce as well as those of third parties whom we are relying upon to take similar measures. As such, we have experienced in the past, and may experience in the future, disruptions to our business operations because of the
COVID-19
pandemic, and our business could be materially adversely affected by such disruptions, directly or indirectly. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, such as quarantines, border closures, increased border controls, travel restrictions, shelter-in-place
orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals may continue to take additional steps to avoid infection, including limiting travel and staying home from work. These measures may continue to disrupt normal business operations both inside and outside of affected areas and have had significant impacts on healthcare and businesses worldwide.
We believe that because many healthcare providers who treat LEMS patients have delayed seeing new patients because of the pandemic, there has been a delay in the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, we believe that when conditions allow healthcare providers to resume seeing new patients in person on a regular basis, the impact of this aspect of the
COVID-19
pandemic on our business will lessen.
One area where we have not been impacted by the pandemic is in our supply chain. To date, we have been able to avoid material disruptions in the production of FIRDAPSE
®
and, based upon current estimates, we have sufficient inventory to meet current and foreseeable patient needs for at least the next 12 months.
FIRDAPSE
®
On November 28, 2018, we received approval from the FDA for FIRDAPSE
®
Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton, Myasthenic Syndrome (“LEMS”). In January 2019, we launched FIRDAPSE
®
in the United States. We sell our product through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 30 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of five medical science liaisons who are helping educate the medical communities and patients about LEMS and our programs supporting patients and access to FIRDAPSE
®
.

Further, we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allows our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from FIRDAPSE
®
. Additionally, we recently began
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
We are supporting the distribution of FIRDAPSE
®
through Catalyst Pathways
®
, our personalized treatment support program for patients who enroll in it. Catalyst Pathways
®
is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen to an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most drug products for ultra-orphan diseases are distributed and dispensed to patients. We believe that by using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.
In order to help adult LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays
and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay
assistance program designed to keep
out-of-pocket
costs to not more than $10.00 per month (currently $0.00 per month) is available for all LEMS patients who are prescribed FIRDAPSE
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
In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi
®
, another version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). While the NDA for Ruzurgi
®
only covers pediatric patients, we believe that Ruzurgi
®
has been regularly prescribed
off-label
to adult LEMS patients. We also believe that the FDA’s approval of Ruzurgi
®
violated our statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus Pharmaceuticals (Jacobus) intervened in our case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.
On July 30, 2020, the Magistrate Judge considering our lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case. We appealed the District Court’s decision to the U.S. Circuit Court of Appeals for the 11 th
Circuit. By early 2021, the case was fully briefed, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of 11
th
Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in our favor. In November 2021, Jacobus filed a motion seeking rehearing of the case from the full 11 th
Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11 th
Circuit and the U.S. Supreme Court seeking a stay of the 11
th
Circuit’s ruling indicating that it would seek a review of the 11 th
Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11 th
Circuit issued a mandate directing the District Court to enter summary judgment in our favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for Firdapse
®
has expired.

There can be no assurance as to whether Jacobus will seek U.S. Supreme Court review of the 11 th
Circuit’s decision, whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11 th
Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively overturns the U.S. Court of Appeals for the 11 th
Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of FIRDAPSE
®
’s orphan drug exclusivity.
We are actively working with parents and physicians of pediatric LEMS patients to make sure that such patients will be able to obtain FIRDAPSE
®
through appropriate legal and regulatory means. In addition, we are working to file an application with the FDA seeking approval for use of FIRDAPSE
®
by pediatric LEMS patients, though any effort to obtain such authorization is not guaranteed. We anticipate submitting the sNDA before the end of the first quarter. For the adult LEMS patients who have been taking Ruzurgi
®
off-label
(who are believed to be a large majority of the patients currently taking Ruzurgi
®
), we are working with prescribers to transition such patients to FIRDAPSE
®
as needed.
We have been developing a long-acting formulation of amifampridine phosphate. While a number of formulations have been prepared, after discussions with researchers and an advisory board made up of both patients and physicians, we recently concluded that we would be unable to develop a long-acting formulation that was both beneficial to patients and commercially viable, and as a result we have made the determination not to proceed with development of this product.
On August 10, 2020, we announced the
top-line
results from our Phase 3 clinical trial
(MSK-002)
evaluating FIRDAPSE
®
for the treatment of adults with
MuSK-MG.
Unfortunately, the
MSK-002
trial did not achieve statistical significance on its primary endpoint or its secondary endpoint. Following our receipt of these results, we analyzed the data and proposed a plan to FDA to perform an additional study evaluating FIRDAPSE
®
for the treatment of
MuSK-MG.
In response, the FDA provided written comments that were unfavorable towards our proposed revised study design and further questioned the ability of the initial
MuSK-MG
pilot study to be supportive. These remarks make it unlikely that a single study of similar design to
MSK-002
would be sufficient for potential approval of the
MuSK-MG
indication. We also held an expert panel with key opinion leaders (KOLs) to discuss options and review the likelihood of success for the
MuSK-MG
indication for FIRDAPSE
®
under these circumstances. After receiving the input of the FDA and the KOLs, we concluded that the approval of FIRDAPSE
®
as a first line therapy for
MuSK-MG
is unlikely, and therefore we have decided not to further pursue this indication.
We previously announced our intent to conduct a
proof-of-concept
study evaluating FIRDAPSE
®
as a treatment for Hereditary Neuropathy with Liability to Pressure Palsies (HNPP). The FDA requested that a new, patient centric endpoint be researched and used for our proposed study, without assurance that such endpoint would be acceptable for approval. Based upon the uncertainty of such an endpoint, we have decided not to conduct this study as a company sponsored study, though there is a possibility that this study will move forward as investigator-initiated study that we will support.
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
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 we, along with our partner KYE, filed a second suit against Health Canada to overturn this decision. That case was fully briefed in late 2021, with oral argument held in early December.
On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling. There can be no assurance as to the outcome of this proceeding.

In May 2019, we entered into an amendment to our license agreement for FIRDAPSE
®
. Under the amendment, we expanded our commercial territory for FIRDAPSE
®
, which originally was comprised of North America, to include Japan. Additionally, we have an option to further expand our territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, we will pay royalties to our licensor on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original license agreement for North America.
We have reached an agreement with Japanese regulatory authorities as to the scope of the clinical trial that will be required to be completed before an application can be submitted to Japanese regulatory authorities to commercialize FIRDAPSE
®
for the treatment of LEMS in Japan. We also have been granted orphan drug designation in Japan for FIRDAPSE
®
for the symptomatic treatment of LEMS.
On June 28, 2021, we entered into a
sub-license
agreement with DyDo Pharma, Inc. (DyDo), pursuant to which we sub-licensed
to DyDo the Japanese rights for FIRDAPSE
®
for the treatment of LEMS. Under the terms of the Agreement, DyDo will have joint rights to develop FIRDAPSE
®
, and exclusive rights to commercialize the product, in Japan. DyDo will be responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan. We will be responsible for clinical and commercial supply, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities. Subject to the satisfaction of terms and conditions as set forth in the Agreement, we have earned an upfront payment and are eligible to receive further development and sales milestones for FIRDAPSE
®
, as well as revenue on product supplied to DyDo.
In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE
®
for the treatment of LEMS. We anticipate completion of that study sometime in 2023. There can be no assurance that this trial will be successful or that DyDo will be granted the right to commercialize FIRDAPSE
®
in Japan.
All of our patent rights for FIRDAPSE
®
are derived from our license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
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
On December 24, 2021, the USPTO allowed continuing application, 17/503,190. On January 3, 2022, the USPTO allowed related continuing application 17/503,148. A further related continuing application, 17/503,092 was allowed on January 7, 2022. All three patents were issued in March 2022. The claims in each of these applications have either already been listed in the Orange Book for FIRDAPSE
®
or are in the process of being listed.
We are also pursuing additional patent applications for FIRDAPSE
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
In that regard, in October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 patent. The suits have now been consolidated in a single action in the U.S. District Court for New Jersey. Further, in August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuits arise from Jacobus’ and PantherRx’s sales and marketing of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuits allege that the Ruzurgi
®
product infringes the ‘893 patent and the ‘128 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. The lawsuit is in the discovery stage and there can be no assurance as to the results of these proceedings.
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

Generic Sabril
®
In December 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (Endo), for the further development and commercialization of generic Sabril
®
tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical. If and when the product is launched, we will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and we are obligated to share the costs of certain development expenses. There can be no assurance that our collaboration with Endo for the development of generic Sabril
®
(vigabatrin) tablets will be successful and that if an abbreviated new drug application (ANDA) is approved for vigabatrin tablets in the future, that it will be profitable to us.
Capital Resources
At December 31, 2021, we had cash and cash equivalents and investments of approximately $191.3 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE
®
or will continue to be profitable. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Basis of Presentation
Revenues.
During the fiscal year ended December 31, 2021, we continued to generate revenues from product sales of FIRDAPSE
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE
®
. We received approval from Health Canada on July 31, 2020, for FIRDAPSE
®
for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched FIRDAPSE
®
in Canada. During the fiscal year ended December 31, 2021, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE
®
in Canada.
For the fiscal year ended December 31, 2021, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.
For the fiscal year ended December 31, 2021, we generated revenues of approximately $2.9 million from our collaborative agreement with DyDo Pharma. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.
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
and until we acquire or license new products we currently expect that our future development costs will be attributable principally to the continued development of FIRDAPSE
®
.
Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations (CROs). In the normal course of our business we contract with third parties to perform various clinical study and trial activities in the on-going
development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to preclinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Preclinical and clinical study and trial activities require significant up-front
expenditures. We anticipate paying significant portions of a study or trial’s cost before they begin and incurring additional expenditures as the study or trial progresses and reaches certain milestones.
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
We incurred operating losses from inception through the three-month period ended March 31, 2019. As of December 31, 2021 and 2020, respectively, we had federal net operating loss carry-forwards of approximately $0 million and $3 million. Additionally, we had state net operating loss carry-forwards of approximately $28 million and $42 million, respectively, available to reduce future Florida taxable income for the years ended December 31, 2021 and 2020.
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
The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive income are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, leases, preclinical study and clinical trial expenses, stock-based compensation and valuation allowance for deferred tax assets. The accounting policies described below are not intended to be a comprehensive list of all of our accounting policies but represent the accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our consolidated financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures as required by U.S. GAAP.

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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2021 and 2020 and, therefore, the transaction price was not reduced further during the years ended December 31, 2021 and 2020. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” in the consolidated financial statements included in this report for further details on revenue recognition.
Stock-Based Compensation.
We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point
between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the expected life of our stock option awards. For the years ended December 31, 2021 and 2020, the assumptions used were an estimated annual volatility of 70.0% and 81.4%, expected holding periods of primarily four and a half years, and risk-free interest rates of 0.34% to 1.18% and 0.24% to 1.64%, respectively.
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
Results of Operations
Years Ended December 31, 2021 and 2020
Revenues.
For the year ended December 31, 2021, we recognized $138.0 million in net revenue from product sales of FIRDAPSE
®
primarily in the U.S. compared to $118.8 million for the year ended December 31, 2020. The increase of approximately $19.2 million was due to increases in sales volumes of approximately 10.4% and net price increases. For the year ended December 31, 2021, we also recognized $2.8 million in license and other revenue, as compared to $0.3 million during the year ended December 31, 2020. The increase was primarily due to our license agreement with DyDo Pharma for the commercialization of FIRDAPSE
®
in Japan that was signed in 2021.

Cost of Sales.
Cost of sales was approximately $21.9 million for the year ended December 31, 2021, compared to $17.0 million for the year ended December 31, 2020. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreement. Royalties are payable on the terms set forth below in Liquidity and Capital Resources -
Contractual Obligations and Arrangements
, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year.
Research and Development Expenses.
Research and development expenses for the years ended December 31, 2021 and 2020 were approximately $16.9 million and $16.5 million, respectively, and represented approximately 19% and 21% of total operating costs and expenses, respectively. Research and development expenses for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	For the year ended December 31,		Change
	2021	2020	$	%
Research and development expenses	$15,325	$14,912	413	2.8
Employee stock-based compensation	1,611	1,585	26	1.6

Total research and development expenses	$16,936	$16,497	439	2.7

Research and development expenses stayed relatively consistent for the 2021 fiscal year, when compared to the same period in 2020. For the 2020 fiscal year, research and development expenses included costs related to our MuSK-MG
clinical trial and our SMA type
3 proof-of-concept trial,
both of which were completed in the second half of 2020. For the fiscal year ended December 31, 2021, research and development expenses included costs relating to closing out sites for both the MuSK-MG
clinical trial and SMA type 3
proof-of-concept
trial. Research and development costs in both the 2020 and 2021 periods also included expenses relating to medical and regulatory affairs, our expanded access programs, and our efforts to develop a long-acting formulation of amifampridine phosphate.
We expect that research and development expenses will continue to be substantial in 2022 and beyond as we execute on our strategic initiative to acquire or in-license innovative
technology platforms and/or earlier stage programs in rare disease categories outside of neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were approximately $49.6 million and $44.2 million, respectively, and represented approximately 56% and 57% of total operating costs and expenses for the years ended December 31, 2021, and 2020, respectively. Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	For the year ended December 31,		Change
	2021	2020	$	%
Selling	$26,151	$23,567	2,584	11.0
General and administrative	19,015	15,991	3,024	18.9
Employee stock-based compensation	4,462	4,676	(214)	(4.6)

Total selling, general and administrative expenses	$49,628	$44,234	5,394	12.2

For the year ended December 31, 2021, selling, general and administrative expenses increased approximately $5.4 million, compared to the same period in 2020, primarily attributable to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $1 million and increases of legal fees of approximately $1.9 million. The increase was also due to increased costs due to the expansion of our operations and headcount required to support our ongoing efforts to commercialize FIRDAPSE
®
.
We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE
®
and take steps to expand our business.

Stock-Based Compensation.
Total stock-based compensation for the years ended December 31, 2021 and 2020 was $6.1 million and $6.3 million, respectively. In 2021 and 2020, grants were principally for stock options relating to year-end
bonus awards and grants to new employees.
Other Income, Net.
We reported other income, net in all periods, primarily relating to our investment of our cash and cash equivalents and investments. The decrease in other income, net for the year ended December 31, 2021 of approximately $0.3 million when compared to the same period in 2020 is primarily due to lower yields on investments, despite higher invested balances. Other income, net, consists primarily of interest and dividend income.
Income Taxes.
As of December 31, 2021 and 2020, respectively, we had federal net operating loss carryforwards of approximately $0 million and $3 million. The federal net operating loss carryforwards were utilized in 2020. Additionally, we had state net operating loss carryforwards of approximately $28 million and $42 million, respectively, available to reduce future Florida taxable income. We had no uncertain tax positions as of December 31, 2021 and December 31, 2020.
For the year ending December 31, 2020 we recorded a net valuation release of $41.6 million ($0.40 per basic share and $0.39 per diluted share) on the basis of management’s determination that it is more likely than not that the amount of our deferred tax assets will be realized.
Our effective income tax rate was 25% and (79%), respectively, for fiscal year 2021 and fiscal year 2020. The difference in the effective rates between periods is driven by the release of the valuation allowance against deferred taxes in the third quarter of 2020. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed.
Net Income.
Our net income was approximately $39.5 million in the year ended December 31, 2021 ($0.38 per basic and $0.37 per diluted share) as compared to $75.0 million in the year ended December 31, 2020 ($0.72 per basic and $0.71 per diluted share).
Years Ended December 31, 2020 and 2019
The information comparing results of operations for the year ended 2020 compared to 2019 was included in our Annual Report on Form
10-K
for 2020.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple offerings of our securities and, since January 2019, from revenues from product sales of FIRDAPSE
®
. At December 31, 2021 we had cash and cash equivalents and investments aggregating $191.3 million and working capital of $183.0 million. At December 31, 2020, we had cash and cash equivalents and investments aggregating $140.3 million and working capital of $136.5 million. At December 31, 2021, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest bearing obligations and U.S. Treasuries.
Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable or that we will be able to obtain any additional funding that we may require in the future.
In the future, we may require additional working capital to support our operations depending on our future success with FIRDAPSE
®
sales, or the products we acquire and continue to develop and whether our results continue to be profitable and cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.
In that regard, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	the cost of diligence in seeking a potential acquisition and of the completion of such acquisition, if an acquisition so occurs;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the level of revenues that we report from sales of FIRDAPSE ® ;

•	the effect of competition and market developments;

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.
We may raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. We also may seek governmental grants for a portion of the required funding for our clinical trials and preclinical trials. We may further seek to raise capital to fund additional product development efforts or product acquisitions, even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.
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
Cash Flows.
Net cash provided by operating activities was $60.4 million and $45.0 million, respectively, for the years ended December 31, 2021 and 2020. During the year ended December 31, 2021, net cash provided by operating activities was primarily attributable to our net income of $39.5 million, a decrease of $4.0 million in prepaid expenses and other current and non-current
assets, increases of $5.5 million in accrued expenses and other liabilities, $0.9 million in operating lease liability, $9.3 million in deferred taxes and of $6.6 million of non-cash
expenses. This was partially offset by increases of $0.6 million in accounts receivable, net and $3.2 million in inventory and a decrease of $1.5 million in accounts payable. During the year ended December 31, 2020, net cash provided by operating activities was primarily attributable to our net income of $75.0 million, a decrease of $4.5 million in accounts receivable, net, an increase of $0.1 million in accounts payable and $7.1 million net of non-cash
expenses. This was partially offset by increases of $4.0 million in prepaid expenses and other current and non-current
assets and $2.7 million in inventory and decreases of $1.2 million in accrued expenses and other liabilities, $0.9 million in operating lease liability and $33.0 million in non-cash
deferred taxes.
Net cash used in investing activities was $11.0 million for the year ended December 31, 2021, consisting primarily of purchases of investments. Net cash used in investing activities was $5.0 million for the year ended December 31, 2020, consisting primarily of purchases of investments of $10.0 million, partially offset by proceeds from sales/maturities of investments of $5.0 million.
Net cash used in financing activities during the year ended December 31, 2021 was $8.1 million, consisting primarily of repurchases of common stock, partially offset by proceeds from the exercise of options to purchase shares of common stock. Net cash provided by financing activities during the year ended December 31, 2020 was $0.7 million, consisting primarily of proceeds from the exercise of options to purchase shares of common stock.
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

For the year ended December 31, 2021, we recognized an aggregate of approximately $19.5 million of royalties, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income.

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that required us to make base salary payments of approximately $0.6 million in 2021. The agreement expires in November 2022.

•	Purchase commitment . We have entered into a purchase commitment with our contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2023.

•
Lease for office space
. We operate our business in leased office space in Coral Gables, Florida. We entered into an agreement in May 2020 that amended our lease for office facilities. Under the amended lease, our leased space increased from approximately 7,800 square feet of office space to approximately 10,700 square feet of office space. We moved into the new space around March 1, 2021 when the space became available for use. We pay annual rent of approximately $0.5 million.

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

•	The impact of the COVID-19 pandemic on our business or on the economy generally;

•	Whether we will be able to continue to successfully market FIRDAPSE ® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE ® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will turn out to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose taken by patients changes over time and affects our results of operations;

•	Whether FIRDAPSE ® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE ® on a profitable and cash flow positive basis;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE
®
;

•	Whether our lawsuits against Jacobus Pharmaceutical Company (Jacobus) and the specialty pharmacy distributing its product for patent infringement will be successful;

•
Whether Jacobus will seek U.S. Supreme Court review of the decision of the U.S. Court of Appeals for the 11 th
Circuit granting summary judgment in our favor in our case against the FDA, thereby overturning the FDA’s approval of Ruzurgi
®
, whether the U.S. Supreme Court will agree to hear the case, or whether if the U.S. Supreme Court hears the case, they will overturn the decision of the 11 th
Circuit;

•
Whether the United States Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively overturns the decision of the U.S. Court of Appeals for the 11 th
Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of Firdapse
®
’s orphan drug exclusivity;

•
The impact on FIRDAPSE
®
of adverse changes in reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organization, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

•	Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs;

•	The state of the economy generally and its impact on our business;

•	Changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, or changes in the healthcare industry generally;

•
The scope, rate of progress and expense of our clinical trials and studies, pre-clinical
studies,
proof-of-concept
studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether COVID-19 will further affect the timing and costs of our currently ongoing and contemplated clinical trials;

•	Whether FIRDAPSE ® can be successfully commercialized in Canada on a profitable basis;

•	Whether our suit with KYE Pharmaceuticals to overturn the approval of Ruzurgi ® in Canada will be successful;

•	The impact on sales of FIRDAPSE ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether our collaboration partner in Japan, DyDo, will successfully complete the clinical trial in Japan that will be required to seek approval to commercialize FIRDAPSE ® in Japan;

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE ® in Japan;

•	Whether our efforts to grow our business beyond FIRDAPSE ® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•	Whether our version of vigabatrin tablets will ever be approved by the FDA;

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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release
No. 34-55929.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
During the fourth quarter of 2021, there were no changes in our internal control over financial reporting, as defined in Rule
13a-15(f)
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
The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders. Our Proxy Statement for the 2022 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated into this report by this reference.
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
The following financial statements of Catalyst Pharmaceuticals, Inc. and Reports of Grant Thornton LLP, independent registered public accounting firm, are included in this report:
Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2021 and 2020.
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements.
List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
List of exhibits required by Item 601 of Regulation
S-K.
See part (b) below.
Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation	S-1	333-136039	9/1/2006	10.9

3.1	Certificate of Incorporation	S-1	333-136039	7/25/2006	3.1

3.2	Amendment to Certificate of Incorporation	S-1	333-136039	7/25/2006	3.2

3.3	Amendment to Certificate of Incorporation	DEF 14A	001-33057	3/30/2015	Annex A

3.4	Amendment to Certificate of Incorporation	8-K	001-33057	8/21/2020	3.1

3.5	By-Laws	S-1	333-136039	9/1/2006	3.3

3.6	Amendment to By-Laws	8-K	001-33057	11/27/2019	3.1

4.1	Specimen Stock Certificate for Common Stock	S-1	333-136039	9/1/2006	4.1

4.2	Rights Agreement between the Company and Continental Stock Transfer and Trust Company	8-K	001-33057	9/23/2011	4.1

4.3	Amendment to Rights Agreement	8-K	001-33057	9/19/2016	4.1

4.4	Second Amendment to Rights Agreement	8-K	001-33057	8/30/2019	4.1

4.5	Description of the Company’s Capital Stock					X

10.1(a)+	Employment Agreement between the Company and Patrick J. McEnany	10-Q	001-33057	12/15/2006	10.1

10.1(b)+	First Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	12/23/2008	10.1

10.1(c)+	Second Amendment to Employment Agreement between the Company and Patrick J. McEnany	10-Q	001-33057	11/12/2009	10.1

10.1(d)+	Third Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	9/15/2011	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1(e)+	Fourth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	8/29/2013	10.1

10.1(f)+	Fifth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	6/24/2016	10.1

10.1(g)+	Sixth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	5/31/2018	10.1

10.1(h)+	Seventh Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	9/11/2020	10.1

10.2(a)+	2014 Stock Incentive Plan	DEF 14A	001-33057	3/19/2014	Annex A

10.2(b)+	Amendment No. 1 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/29/2016	Annex A

10.2(c)+	Amendment No. 2 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/14/2017	Annex A

10.3(a)+	2018 Stock Incentive Plan	DEF 14A	001-33057	4/17/2018	Annex A

10.3(b)+	Amendment No. 1 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/7/2020	Annex A

10.3(c)+	Amendment No. 2 to 2018 Stock Incentive Plan	DEF 14A	001-33057	10/25/2021	Annex A

10.4(a)	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.	10-Q	001-33057	5/14/2007	10.1

10.4(b)	First Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	10-Q	001-33057	8/15/2011	10.1

10.4(c)	Second Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	2/20/2014	10.1

10.4(d)	Third Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	3/27/2015	10.1

10.4(e)	Fourth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	8/17/2018	10.1

10.4(f)	Fifth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	5/13/2020	10.1

10.5	License Agreement, dated as of December 13, 2011, among New York University, the Feinstein Institute for Medical Research, and the Company	10-K	001-33057	3/30/2012	10.15

10.6(a)	License Agreement, dated as of October 26, 2012, between the Company and BioMarin	8-K	001-33057	10/31/2012	10.2

10.6(b)	Amendment No. 1 to License Agreement, dated as of April 8, 2014, between the Company and BioMarin	8-K	001-33057	4/17/2014	10.1

10.6(c)	Settlement Agreement, dated effective as of July 26, 2018, by and among (i) Aceras BioMedical, LLC, in its capacity as Stockholder Representative for the Former stockholders of Huxley Pharmaceuticals, Inc., (ii) BioMarin, and (iii) the Company	10-Q	001-33057	8/17/2018	10.1

10.6(d)	Second Amendment to License Agreement, dated May 29, 2019, between the Company and BioMarin	8-K	001-33057	5/30/2019	10.1

10.7	Development, License and Commercialization Agreement, dated effective as of December 18, 2018, by and between Endo Ventures Limited and the Company	8-K	001-33057	12/26/2018	10.1

10.8	License and Supply Agreement, dated as of August 14, 2020, by and between KYE Pharmaceuticals, Inc. and the Company	8-K	001-33057	8/20/2020	10.1

10.9	License and Supply Agreement, dated as of June 28, 2021, by and between DyDo Pharma, Inc. and the Company	8-K	001-33057	6/28/2021	10.1

21.1	Subsidiaries of the registrant	10-K	001-33057	3/16/2020	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Section 302 CEO Certification					X

31.2	Section 302 CFO Certification					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

32.1	Section 906 CEO Certification					X

32.2	Section 906 CFO Certification					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form
10-K
to be signed by the undersigned, thereunto duly authorized, this 16 th
day of March, 2022.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany	Chairman of the Board of Directors, President and Chief	March 16, 2022
Patrick J. McEnany	Executive Officer (Principal Executive Officer)

/s/ Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal	March 16, 2022
Alicia Grande	Financial Officer and Principal Accounting Officer)

/s/ Charles B. O’Keeffe	Director	March 16, 2022
Charles B. O’Keeffe

/s/ Philip H. Coelho	Director	March 16, 2022
Philip H. Coelho

/s/ David S. Tierney, M.D.	Director	March 16, 2022
David S. Tierney, M.D.

/s/ Donald A. Denkhaus	Director	March 16, 2022
Donald A. Denkhaus

/s/ Richard Daly	Director	March 16, 2022
Richard Daly

/s/ Molly Harper	Director	March 16, 2022
Molly Harper

INDEX TO FINANCIAL STATEMENTS
Years ended December 31, 2021,
2020
and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceuticals, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 16, 2022 expressed an unqualified opinion on those financial statements.
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
March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceuticals, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2022, expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida
March 16, 2022

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$171,445	$130,237
Short-term investments	19,821	10,041
Accounts receivable, net	6,619	5,987
Inventory	7,870	4,651
Prepaid expenses and other current assets	4,351	8,328

Total current assets	210,106	159,244
Operating lease right-of-use asset	3,017	—
Property and equipment, net	959	130
Deferred tax assets, net	23,697	32,971
Deposits	9	9

Total assets	$237,788	$192,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,768	$4,256
Accrued expenses and other liabilities	24,295	18,500

Total current liabilities	27,063	22,756
Operating lease liability, net of current portion	3,894	—

Total liabilities	30,957	22,756
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 102,992,913 shares and 103,781,641 shares issued and outstanding at December 31, 2021 and 2020, respectively	103	104
Additional paid-in capital	233,186	223,168
Accumulated deficit	(26,310)	(53,705)
Accumulated other comprehensive income (loss)	(148)	31

Total stockholders’ equity	206,831	169,598

Total liabilities and stockholders’ equity	$237,788	$192,354

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019

Revenues:
Product revenue, net	$137,997	$118,790	$102,306
License and other revenue	2,836	283	—

Total revenues	140,833	119,073	102,306

Operating costs and expenses:
Cost of sales	21,884	17,039	14,759
Research and development	16,936	16,497	18,843
Selling, general and administrative	49,628	44,234	36,881

Total operating costs and expenses	88,448	77,770	70,483

Operating income	52,385	41,303	31,823
Other income, net	282	587	1,586

Net income before income taxes	52,667	41,890	33,409
Income tax provision (benefit)	13,185	(33,093)	1,534

Net income	$39,482	$74,983	$31,875

Net income per share:
Basic	$0.38	$0.72	$0.31

Diluted	$0.37	$0.71	$0.30

Weighted average shares outstanding:
Basic	103,379,349	103,512,913	102,944,316

Diluted	107,795,585	106,242,273	106,020,936

Net income	$39,482	$74,983	$31,875
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax of $46, $0 and $0, respectively	(179)	22	30

Comprehensive income	$39,303	$75,005	$31,905

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2021, 2020 and 2019
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2018	$—	102,739	$103	$211,265	$(160,563)	$(20)	$50,785
Issuance of stock options for services	—	—	—	3,780	—	—	3,780
Exercise of stock options for common stock	—	658	1	1,115	—	—	1,116
Amortization of restricted stock for services	—	—	—	45	—	—	45
Other comprehensive gain (loss)	—	—	—	—	—	29	29
Net income	—	—	—	—	31,875	—	31,875

Balance at December 31, 2019	—	103,397	104	216,205	(128,688)	9	87,630
Issuance of stock options for services	—	—	—	5,694	—	—	5,694
Exercise of stock options for common stock	—	282	—	758	—	—	758
Amortization of restricted stock for services	—	—	—	567	—	—	567
Issuance of common stock upon vesting of restricted stock units, net	—	103	—	(56)	—	—	(56)
Other comprehensive gain (loss)	—	—	—	—	—	22	22
Net income	—	—	—	—	74,983	—	74,983

Balance at December 31, 2020	—	103,782	104	223,168	(53,705)	31	169,598
Issuance of stock options for services	—	—	—	5,550	—	—	5,550
Exercise of stock options for common stock	—	1,328	1	4,098	—	—	4,099
Amortization of restricted stock for services	—	—	—	523	—	—	523
Issuance of common stock upon vesting of restricted stock units, net	—	91	—	(153)	—	—	(153)
Repurchase of common stock	—	(2,208)	(2)	—	(12,087)	—	(12,089)
Other comprehensive gain (loss)	—	—	—	—	—	(179)	(179)
Net income	—	—	—	—	39,482	—	39,482

Balance at December 31, 2021	$—	102,993	$103	$233,186	$(26,310)	$(148)	$206,831

The accompanying notes are an integral part of these consolidated financial statements.

F-
6

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$39,482	$74,983	$31,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	192	92	55
Stock-based compensation	6,073	6,261	3,825
Deferred taxes	9,316	(32,971)	—
Change in accrued interest and accretion of discount on investments	(5)	(12)	(291)
Reduction in the carrying amount of right-of-use asset	292	793	244
(Increase) decrease in:
Accounts receivable, net	(632)	4,549	(10,537)
Inventory	(3,219)	(2,694)	(1,901)
Prepaid expenses and other current assets and deposits	3,977	(3,977)	(2,701)
Increase (decrease) in:
Accounts payable	(1,488)	138	1,780
Accrued expenses and other liabilities	5,520	(1,209)	12,540
Operating lease liability	864	(919)	(277)

Net cash provided by (used in) operating activities	60,372	45,034	34,612

Investing Activities:
Purchases of property and equipment	(1,021)	(11)	(19)
Purchases of investments	(10,000)	(10,000)	(34,725)
Proceeds from maturities and sales of investments	—	5,000	71,969

Net cash provided by (used in) investing activities	(11,021)	(5,011)	37,225

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(153)	(56)	—
Proceeds from exercise of stock options	4,099	758	1,116
Repurchase of common stock	(12,089)	—	—

Net cash provided by (used in) financing activities	(8,143)	702	1,116

Net increase in cash and cash equivalents	41,208	40,725	72,953
Cash and cash equivalents – beginning of period	130,237	89,512	16,559

Cash and cash equivalents – end of period	$171,445	$130,237	$89,512

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,000	$2,785	$—
Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$3,309	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

F-
7

CATALYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage biopharmaceutical company focused on in-licensing,
developing and commercializing novel medicines for patients living with rare diseases. With exceptional patient focus, Catalyst is committed to developing a robust pipeline of cutting-edge, best-in-class
medicines for rare diseases. The Company (f/k/a Catalyst Pharmaceutical Partners, Inc.) was incorporated in Delaware in July 2006. It is the successor by merger to Catalyst Pharmaceutical Partners, Inc., a Florida corporation, which commenced operations in January 2002.
On November 28, 2018, the U.S. Food and Drug Administration, or FDA, granted approval of FIRDAPSE
®
for the treatment of adults with Lambert-Eaton Myasthenic Syndrome (“LEMS”) (ages 17 and above). On January 15, 2019, the Company launched its first product, FIRDAPSE
®
, in the United States for the treatment of adults with LEMS.
On August 6, 2020, the Company announced that Canada’s national healthcare regulatory agency, Health Canada, had approved FIRDAPSE
®
for the treatment of patients in Canada with LEMS. On October 28, 2020, the Company launched FIRDAPSE
®
in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals.
Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception and started reporting operating income during the year ended December 31, 2019. The Company has been able to fund its cash needs to date through offerings of its securities and from revenues from sales of its product. See Note 13 (Stockholders’ Equity).
Capital Resources
While there can be no assurance, based on currently available information, the Company estimates that it has sufficient resources to support its operations for at least the next 12 months from the issuance date of this report.
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

F-
8

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

d.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At December 31, 2021 and 2020, investments consisted of short-term bond funds and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond funds and U.S. Treasuries held at December 31, 2021 are classified as available-for-sale
securities. The short-term bond funds are classified as current assets, which reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations, as necessary. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments, U.S Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are no non-current
investments as of December 31, 2021 and 2020.
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
available-for-sale
securities. See Note 3 (Investments).

e.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2021 and 2020, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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

h.
PROPERTY AND EQUIPMENT,
NET.
Property and equipment are recorded at cost

less accumulated depreciation.
Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever is shorter. Useful lives generally range from three to five years for computer equipment to five years for furniture and equipment, and from five to ten years for leasehold improvements. Expenditures for repairs and maintenance are charged to expenses as incurred.

i.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At December 31, 2021 and 2020, the fair value of these instruments approximated their carrying value.

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

F-1
0

2.	Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents:
Money market funds	$10,990	$10,990	$—	$—

U.S. Treasuries	$140,995	$140,995	$—	$—

Short-term investments:
Short-term bond funds	$19,821	$19,821	$—	$—

	Balances as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,674	$15,674	$—	$—

U.S. Treasuries	$104,994	$—	$104,994	$—

Short-term investments:
Short-term bond funds	$10,041	$10,041	$—	$—

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

l.	SHARE REPURCHASES. In March 2021 , the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $ 40 million of the Company’s common stock.
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

F-1
1

2.	Basis of Presentation and Significant Accounting Policies (continued).

To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company assesses the goods or services promised within each contract and determines those that are performance obligations by assessing whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net below.
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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2021, 2020 and 2019.
During the years ended December 31, 2021, 2020 and 2019, principally all of the Company’s sales of FIRDAPSE
®
in the United States were to its Customer.
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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application

F-1
2

2.	Basis of Presentation and Significant Accounting Policies (continued).

of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2021 and, therefore, the transaction price was not reduced further during the years ended December 31, 2021, 2020 and 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of FIRDAPSE
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income through December 31, 2021, 2020 and 2019, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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

F-1
3

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

F-1
4

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
Refer to Note 9 (Collaborati
ve
 and Licensing Arrangements), for further discussion on the Company’s collaborative and licensing arrangements
.
n.
RESEARCH AND DEVELOPMENT.
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform research related services for the Company.

o.
ADVERTISING EXPENSE.
In connection with the FDA approval and commercial launch of FIRDAPSE
®
in 2019, the Company began to incur advertising costs. Advertising costs are expensed as incurred. The company incurred $2.9 million, $2.5 million and $3.3 million in advertising costs during the years ended December 31, 2021, 2020 and 2019, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income.

p.
STOCK-BASED COMPENSATION.
The Company recognizes expense in the consolidated statements of operations for the grant date
fair value of all stock-based payments to employees, directors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

q .
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

r.	ROYALTIES. Royalties incurred in connection with the Company’s license agreement, as disclosed in Note 11 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

2.	Basis of Presentation and Significant Accounting Policies (continued).

s.
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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not
threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2018. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

t.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020 and 2019, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

u.
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
The following table reconciles basic and diluted weighted average common shares:

	For the Years Ended December 31,
	2021	2020	2019

Basic weighted average common shares outstanding	103,379,349	103,512,913	102,944,316
Effect of dilutive securities	4,416,236	2,729,360	3,076,620

Diluted weighted average common shares outstanding	107,795,585	106,242,273	106,020,936

Outstanding common stock equivalents totaling approximately 4.3 million, 7.1 million and 4.6 million, were excluded from the calculation of diluted net income per common share for the years ended December 31, 2021, 2020 and 2019, respectively, as their effect would be anti-dilutive. Potentially dilutive options to purchase common stock as of December 31, 2021, 2020 and 2019 had exercise prices ranging from $0.79 to $4.64, $0.79 to $3.95 and $0.79 to $4.20, respectively.

v .	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.

w .	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

F-1
6

2.	Basis of Presentation and Significant Accounting Policies (continued).

x.	RECENTLY ISSUED ACCOUNTING STANDARDS.
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

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At December 31, 2021:
U.S. Treasuries - Cash equivalents	$140,995	$2	$—	$140,993
Short-term bond funds	19,821	—	(196)	20,017

Total	$160,816	$2	$(196)	$161,010

At December 31, 2020:
U.S. Treasuries - Cash equivalents	$104,994	$2	$—	$104,992
Short-term bond funds	10,041	29	—	10,012

Total	$115,035	$31	$—	$115,004

There were no realized gains or losses from
available-for-sale
securities for the years ended December 31, 2021, 2020 or 2019.

The estimated fair values of
available-for-sale
securities at December 31, 2021, by contractual maturity, are summarized as follows (in thousands):

2021
Due in one year or less	$160,816

4.	Inventory .
Inventory consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$1,769	$—
Work-in-process	5,172	3,555
Finished goods	929	1,096

Total inventory	$7,870	$4,651

F-1
7

5.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following as of December 31 (in thousands):

	2021	2020
Prepaid manufacturing costs	$307	$3,328
Prepaid tax	564	1,368
Prepaid insurance	1,213	1,285
Prepaid subscriptions fees	909	729
Prepaid research fees	452	453
Prepaid commercialization expenses	195	199
Due from collaborative and licensing arrangements	105	437
Prepaid conference and travel expenses	279	83
Other	327	446

Total prepaid expenses and other current assets	$4,351	$8,328

6.	Operating Leases.
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
The components of lease expense were as follows (in thousands):

For the Year Ended December 31, 2021
Operating lease cost	$379
Supplemental cash flow information related to lease was as follows (in thousands):

December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$109
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$80
Supplemental balance sheet information related to lease was as follows (in thousands
):

December 31, 2021

Operating lease right-of-use assets	$3,017
Other current liabilities	$308
Operating lease liabilities, net of current portion	3,894
Total operating lease liabilities	$4,202
As of December 31, 2021, the weighted average remaining lease term was 9.3 years and the weighted average discount rate used to determine the operating lease liabilities was 4.51%.

F-1
8

6.	Operating Leases (continued).

Remaining payments of lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$492
2023	506
2024	522
2025	537
2026	553
Thereafter	2,597
Total lease payments	5,207
Less: imputed interest	(1,005)
Total	$4,202

Rent expense was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019.

7.	Property and Equipment, N et.
Property and equipment, net consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment	$51	$51
Furniture and equipment	203	242
Leasehold improvements	980	177
Less: Accumulated depreciation	(275)	(340)
Total property and equipment, net	$959	$130

8.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2021	2020
Accrued preclinical and clinical trial expenses	$659	$585
Accrued professional fees	2,391	1,884
Accrued compensation and benefits	4,035	3,991
Accrued license fees	12,819	10,373
Accrued purchases	2,045	258
Accrued contributions	—	310
Operating lease liability	308	29
Accrued variable consideration	1,716	964
Accrued income tax	79	—
Other	243	106
Current accrued expenses and other liabilities	24,295	18,500
Lease liability – non-current	3,894	—
Non-current accrued expenses and other liabilities	3,894	—
Total accrued expenses and other liabilities	$28,189	$18,500

F-
19

9.	Collaborative and Licensing Arrangements.
Endo
In December 2018, the Company entered into a collaboration and license agreement (Collaboration) with Endo, for the further development and commercialization of generic Sabril
®
(vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical (Par). Under the Collaboration, Endo assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the collaboration, while the Company is responsible for exercising commercially reasonable efforts to develop, or cause the development of, a final finished, stable dosage form of generic Sabril
®
tablets.
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

The collaborative agreement provides for a $
2.0
 million milestone payment on the commercial launch of the product by Par. As of December 31, 2021, 2020 and 2019, no
milestone payments have been earned.
There were no revenues from this collaborative arrangement for the years ended December 31, 2021, 2020 or 2019. Total expenses incurred, net, in connection with the collaborative agreement for the years ended December 31, 2021, 2020 and 2019 were approximately $45,000, $4,200 and $65,000, respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income.
KYE Pharmaceuticals Inc.
In August 2020, the Company entered into a collaboration and license agreement with KYE Pharmaceuticals Inc. (KYE), for the commercialization of FIRDAPSE
®
in Canada.
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
This agreement is in form identified as a collaborative agreement and the Company has concluded for accounting purposes that it also represents a contract with a customer. This is because the Company grants to KYE a license and provides supply of FIRDAPSE
®
in exchange for consideration, which are outputs of the Company’s ongoing activities. Accordingly, the Company has concluded that this collaborative arrangement will be accounted for pursuant to Topic 606.

F-2
0

9.	Collaborative and Licensing Arrangements (continued).

The collaborative agreement included a nonrefundable upfront license fee that was recognized upon transfer of the license based on a determination that the right is provided as the intellectual property exists at the point in time in which the license is granted.
Under the arrangement, the Company will receive profit-sharing reports within nine days after quarter end from KYE. Revenue from sales of FIRDAPSE
®
by KYE will be recognized in the quarter in which the sales occurred.
Revenues from the arrangement with KYE for the year ended December 31, 2021 were not material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
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

The agreement includes milestones that are considered a sales-based royalty in which the license is deemed to be the predominant item to which these milestones relate. Revenue will be recognized when the later of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty has been allocated has been satisfied. Additionally, the agreement includes regulatory milestone payments which represent variable consideration, and due to uncertainty are fully constrained and only recognized when the uncertainty is subsequently resolved. For clinical and commercial supply of the product, the Company will recognize revenue when the Customer obtains control of the Company’s product, which will occur at a point in time which is generally at time of shipment.
Revenue from the arrangement with DyDo for the year ended December 31, 2021, was approximately $2.9 million, relating to the $2.7 million nonrefundable upfront license fee included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income and the sale of FIRDAPSE
®
of $0.2 million included in product revenue, net within the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2021, no milestone payments have been earned.

10.	Commitments and Contingencies.
In May 2019, the FDA approved a New Drug Application (NDA) for Ruzurgi
®
, another version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). While the NDA for Ruzurgi
®
only covers pediatric patients, the Company believes that Ruzurgi
®
is regularly being prescribed
off-label
to adult LEMS patients. The Company also believes that the FDA’s approval of Ruzurgi
®
violated the Company’s statutory rights and was in multiple other respects arbitrary, capricious and contrary to law. As a result, in June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling, and Jacobus Pharmaceuticals (Jacobus) intervened in the case. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of Ruzurgi
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated the Company’s statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order setting aside the FDA’s approval of Ruzurgi
®
.

F-2
1

10.	Commitments and Contingencies (continued).

On July 30, 2020, the Magistrate Judge considering the Company’s lawsuit against the FDA filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny the Company’s motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed the case. The Company appealed the District Court’s decision to the U.S. Circuit Court of Appeals for the 11th Circuit. By early 2021, the case was fully briefed, and oral argument was held in March 2021.
On September 30, 2021, a three-judge panel of 11th Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted the Company’s argument that the FDA’s approval of Ruzurgi
®
violated the Company’s rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in the Company’s favor. In November 2021, Jacobus filed a motion seeking rehearing of the case from the full 11th Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11th Circuit and the U.S. Supreme Court seeking a stay of the 11th Circuit’s ruling indicating that it would seek a review of the 11th Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11th Circuit issued a mandate directing the District Court to enter summary judgment in the Company’s favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the 11th Circuit’s September 30, 2021, decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for Firdapse
®
has expired. See Note 16.
There can be no assurance as to whether Jacobus will seek U.S. Supreme Court review of the 11th Circuit’s decision, whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11th Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation effectively overturning the 11th Circuit’s decision, and whether or not such legislation, if passed, would have any retroactive effect allowing the FDA to reinstate the approval of Ruzurgi
®
.
On August 10, 2020, Health Canada issued a Notice of Compliance (NOC) to Medunik for Ruzurgi
®
for the treatment of LEMS. The Company initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by the Company. As such, the Company believes that its data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.

On June 3, 2021, the Company announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of FIRDAPSE
®
’s data protection rights. However, on June 28, 2021, the Company announced that Health Canada had re-issued
a NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in early July 2021, the Company, along with its partner KYE, filed a second suit against Health Canada to overturn their most recent decision. That case was fully briefed in late 2021, with oral argument held in early December, and the Company is currently awaiting a decision from the court. There can be no assurance as to the outcome of this proceeding.
 See Note 16.
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

F-2
2

11.	Agreements (continued).

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for FIRDAPSE
®
. Under the amendment, the Company has expanded its commercial territory for FIRDAPSE
®
, which originally was comprised of North America, to include Japan. Additionally, the Company has an option to further expand its territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, the Company will pay royalties to our licensor on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.
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

12.	Income Taxes.
The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.

The income tax expense (benefit) for the years ended December 31, 2021, 2020, and 2019 consists of (in thousands):

	2021	2020	2019
Current	$3,869	$(122)	$1,534
Deferred	9,316	(32,971)	—

	$13,185	$(33,093)	$1,534

The reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% to amounts included in the statements of operations is as follows:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State tax	3.4%	2.2%	6.5%
Valuation allowance	—	(99.4)%	(20.9)%
Executive compensation limitation	1.1%	—	0.1%
Tax credit	(0.6)%	(2.4)%	(2.5)%
Other	0.1%	(0.4)%	0.4%

	25.0%	(79.0)%	4.6%

F-2
3

12.	Income Taxes (continued).

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/(liabilities) as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss	$1,218	$2,320
Start-up costs	10,403	11,203
Tax credits	8,516	15,616
Deferred compensation	3,959	3,889
Inventory	163	212
Operating lease liability	1,003	—
Other	—	130
Total deferred tax assets	25,262	33,370
Deferred tax liabilities:
Prepaid expenses	(455)	(399)
Right-of use asset	(936)	—
Other	(174)	—

Total deferred tax liabilities	(1,565)	(399)

Deferred tax assets, net	$23,697	$32,971
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 202
1
, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the above deferred taxes of approximately $24 million are realizable. The Company released the full valuation allowance for deferred tax assets including net operating loss and tax credit carryover as of December 31, 2020.
At December 31, 2021 and 2020 respectively, the Company had federal net operating loss carryforwards of approximately $0 million and $3 million to reduce future taxable income. The federal net operating loss carryforwards were
utilized
in 2020
. Additionally, at December 31, 2021 and 2020, respectively, the Company had state net operating loss carryforwards of approximately $28 million and $42 million available to reduce future Florida taxable income. The state net operating loss carryforwards will expire at various dates beginning in 2034.
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

Beginning in 2010, the Company has received several orphan drug designations by the FDA for products currently under development. The orphan drug designations allow the Company to claim increased federal tax credits for certain research and development activities. The orphan drug credit carryforwards will expire at various dates beginning in 2035.
An immaterial amount of interest and no penalties were accrued through December 31, 2021. No interest or penalties were accrued through December 31, 2020. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is not currently under income tax examinations by any tax authorities.

13.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at December 31, 2021 and 2020. No shares of preferred stock were outstanding at December 31, 2021 and 2020.

F-2
4

13.	Stockholders’ Equity (continued).

Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At December 31, 2021 and 2020, 102,992,913 and 103,781,641 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021 and, during the year ended December 31, 2021, 2,208,292 shares were repurchased for an aggregate purchase price of approximately $12.1 million ($5.47 average price per share).
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
Stockholder Rights Plan
On September 20, 2011, the Board of Directors approved the Company’s adoption of a Stockholder Rights Plan. Under the Stockholders’ Rights Plan, a dividend of one preferred share purchase right (a Right) was declared for each share of common stock of the Company that was outstanding on October 7, 2011. Each Right entitled the holder to purchase from the Company one one-hundredth
of a share of Series A Junior Preferred Stock at a purchase price of $7.80, subject to adjustment.
The Rights traded automatically with the common stock and were not exercisable until a person or group had become an “acquiring person” by acquiring 17.5% or more of the Company’s outstanding common stock, or a person or group commenced, or publicly announced a tender offer that would result in such a person or group owning 17.5% or more of the Company’s outstanding common stock. Upon announcement that any person or group had become an acquiring person, each Right would entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $7.80, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.
The Rights had certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of the Company and its stockholders, the Board of Directors may redeem the Rights for $0.001 per share at any time prior to a person or group becoming an acquiring person.
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
On November 12, 2021, the Board of Directors terminated the Rights Plan. Despite the termination of the Rights Plan, the Board of Directors reserves the right to take all necessary actions it deems appropriate in the future to protect the interests of all of the Company’s stockholders.

F-2
5

14.	Stock Compensation.
For the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense as follows (in thousands):

	2021	2020	2019
Research and development	$1,611	$1,585	$1,138
Selling, general and administrative	4,462	4,676	2,687

Total stock-based compensation	$6,073	$6,261	$3,825

The Company may issue stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, and consultants of the Company under the 2014 and 2018 Stock Incentive Plans (the 2014 Plan and the 2018 Plan or collectively, the Plans). At December 31, 2021, no shares remain available for future issuance under the 2014 Plan. Under the 2018 Plan, 15,000,000 shares are reserved for issuance and as of December 31, 2021, 4,708,013 shares remain available for future issuance.
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

During the years ended December 31, 2021, 2020, and 2019, options to purchase 1,328,936, 281,762 and 654,332 shares, respectively, of the Company’s common stock were exercised with gross proceeds to the Company of approximately $4.1 million,
$0.8 million, and $1.1 million, respectively. During the years ended December 31, 2021 and 2020, no options to purchase shares of the Company’s common stock were exercised on a “cashless” basis. During the year ended December 31, 2019, options to purchase 6,666 shares of the Company’s common stock were exercised on a “cashless” basis, resulting in the issuance of an aggregate of 3,444 shares of the Company’s common stock.
During the years ended December 31, 2021, 2020, and 2019 the Company recorded non-cash
stock-based compensation expense related to stock options totaling approximately $5.5 million, $5.7 million, and $3.8 million, respectively.
During the years ended December 31, 2021, 2020, and 2019, the Company granted seven-year options to purchase an aggregate of 2,330,000, 2,715,000 and 2,183,500 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants.
Stock option activity under the Company’s Plans for the year ended December 31, 2021 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	13,393,669	$3.10
Granted	2,330,000	5.89
Exercised or released	(1,328,936)	3.09
Forfeited or cancelled	(177,006)	3.92
Expired	(9,999)	5.12

Outstanding at end of year	14,207,728	$3.55	4.15	$46,168

Exercisable at end of year	9,473,196	$2.87	3.21	$36,958

F-2
6

14.	Stock Compensation (continued).

Other information pertaining to stock option activity during the years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Weighted–average fair value of granted stock options	$3.24	$2.33	$2.69
Total fair value of vested stock options (in thousands)	$6,421	$5,312	$3,865
Total intrinsic value of exercised stock options (in thousands)	$3,623	$325	$1,900
As of December 31, 2021, there was approximately $11.6 million of unrecognized compensation expense related to non-vested
stock option awards granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 2.43 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to the expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of the Company’s common stock. The Company estimates the expected option life for options granted to employees and directors based upon the simplified method. Under this method, the expected life is presumed to be the mid-point
between the vesting date and the end of the contractual term. The Company will continue to use the simplified method until it has sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the estimated life of the stock option awards. The expected dividend rate is zero. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.
Assumptions used during the years were as follows:

	2021	2020	2019
Risk free interest rate	0.34% to 1.18%	0.24% to 1.64%	1.51% to 2.53%
Expected term	4.5 – 4.8 years	4.5 years	4.5 years
Expected volatility	68.6% to 72.8%	80.5% to 83.7%	75.5%
Expected dividend yield	— %	— %	— %
Expected forfeiture rate	— %	— %	— %
Restricted Stock Units
Under the 2018 Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three-year
period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity during 2021 and 2020 was as follows:

	2021		2020
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	235,671	$4.65	352,500	$4.64
Granted	—	—	30,000	4.70
Vested	(112,832)	4.65	(117,495)	4.64
Forfeited	—	—	(29,334)	4.64

Nonvested balance at end of year	122,839	$4.65	235,671	$4.65

F-2
7

14.	Stock Compensation (continued).

During the year ended December 31, 2019, 352,500 restricted stock units were granted and outstanding and there were no vested or forfeited shares.
During the year ended December 31, 2021, 2020 and 2019, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.5 million, $0.6 million and $0.1 million, respectively.

15.	Benefit Plan.
The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax
annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2021, 2020, and 2019, the Company’s matching contributions were approximately $0.5 million, $0.5 million and $0.3 million, respectively.

16.	Subsequent Events.
Subsequent to year end, in January 2022, Jacobus filed motions with both the 11th Circuit and the U.S. Supreme Court seeking a stay of the 11th Circuit’s ruling indicating that it would seek a review of the 11th Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11th Circuit issued a mandate directing the District Court to enter summary judgment in the Company’s favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the 11th Circuit’s September 30, 2021, decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for Firdapse
®
has expired. See Note 10.
Subsequent to year end, on March 11, 2022, the Company announced that it had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling. See Note 10.

F-2
8