Form 10-K/A
period 2021-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2022-04-29
CIK 1369568

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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,780,151 shares of common stock, $0.001 par value per share, were outstanding as of April
27
, 2022.
Auditor’s Name: Grant Thornton LLP
Auditor’s Location: Miami, FL
Auditors PCAOB ID Number: 248

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(“Form
10-K/A”)
is being filed by Catalyst Pharmaceuticals, Inc. in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K,
which information was previously omitted from Catalyst’s Form
10-K
for the fiscal year ended December 31, 2021 (“2021 Original Form
10-K”)
in reliance on Instruction G to Form
10-K
. The 2021 Original Form
10-K
was filed with the SEC on March 16, 2022.
Catalyst has elected to postpone its 2022 annual meeting of stockholders until August 25, 2022. As a result, Catalyst will not be filing its definitive proxy statement for the 2022 annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form
10-K).
Therefore, Catalyst is filing this Form
10-K/A
in order to incorporate information that would have been contained in the definitive proxy statement into the 2021 Original Form
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
This Form
10-K/A
is limited in scope to the items identified above and should be read in conjunction with the 2021 Original Form
10-K
and Catalyst’s other filings with the SEC. This Form
10-K/A
does not reflect events occurring after the filing of the 2021 Original Form
10-K
or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the 2021 Original Form
10-K.
FORM
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

Name	Age	Position(s)
Patrick J. McEnany	74	Chairman, President and Chief Executive Officer
Philip H. Coelho (1)(3)	78	Director
Richard Daly (2)(3)	61	Director
Donald A. Denkhaus (1)(3)	76	Director
Molly Harper (2)(3)	45	Director
Charles B. O’Keeffe (1)(2)(3)	82	Lead Independent Director
David S. Tierney, M.D. (2)(3)	59	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
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
Philip H. Coelho
 has been a member of our Board since October 2002 and currently chairs the Nominating & Corporate Governance Committee of our Board. Mr. Coelho is the Chairman and CEO of PHC Medical, a consulting business. Mr. Coelho was Chief Technology Officer of ThermoGenesis Corp., a wholly owned subsidiary of Thermogenesis Holdings, Inc, a leading regenerative medicine company that develops, commercializes and markets a range of automated technologies for cell-based therapeutics from July 2017 until his resignation in February 2022. Mr. Coelho served as Co-Founder and
Chief Technology Officer of SynGen, Inc. a company enabling regenerative cures through the application of innovative engineering and President of PHC Medical, Inc., a company providing consulting services for enterprises in the medical device related cell therapy field. Previously, from October 1986 until 2008, Mr. Coelho founded and was employed by ThermoGenesis Corp., at the time a company focused on the blood processing and hospital/woundcare markets. Mr. Coelho was Chairman and Chief Executive Officer of ThermoGenesis from December 1989 until May 2007 and served as its Chief Technology Architect from June 2007 until May 2008. From October 1986 to September 1989, Mr. Coelho held the position of Vice President and Director of Research, Development and Manufacturing with ThermoGenesis. Prior to his association with ThermoGenesis, from October 1983 to October 1986 Mr. Coelho was President of Castleton, Inc., a company that developed and licensed ultra-rapid heat transfer technology to ThermoGenesis. Mr. Coelho currently serves on the board of directors of Ampio Pharmaceuticals, Inc. Mr. Coelho holds a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis. The Board believes the characteristics that qualify Mr. Coelho to be a director of our company include his long-term experience in the pharmaceutical industry and his business leadership experience, including his service on the board of directors of other pharmaceutical companies engaged in seeking strategic transactions.

Richard J. Daly
 joined our Board in February 2015. Mr. Daly currently serves as President of CARsgen Therapeutics Corporation, an emerging oncology company focused on developing
CAR-T
therapies for both liquid and solid tumors. From July 2018 through January 2022, Mr. Daly served as Chief Operating Officer of BeyondSpring Pharmaceuticals,
a pre-commercial biotech
company focused on oncology with assets in late Phase 3 clinical trials. Before joining BeyondSpring in August 2018, (i) from February 2016 to July 2018 Mr. Daly served as Chairman and CEO of Neuralstem, Inc., a biopharmaceutical company focused on the development of central nervous system therapies based on its neuronal stem cell technology, (ii) from October 2014 to September 2016 Mr. Daly served as a partner of RavineRock Partners, a commercial consulting practice focused on biotech and pharmaceuticals, (iii) from February 2013 to September 2014 Mr. Daly served as President of AstraZeneca US Diabetes, where he led all commercial and medical plans and objectives for a
$1.2 billion, 3,000-employee division,
including the successful launch of an orphan/rare disorder drug, Myalept, for Lipodystrophy, (iv) from August 2013 to January 2014 he served as the President of
BMS-AstroZeneca
Diabetes Alliance U.S., and (v) from October 2011 to July 2013 he served as a founder and partner of SagePath Partners, a commercial service company servicing the biotech and pharmaceutical industries. Finally, from 1998 until 2011, Mr. Daly served in various capacities with Takeda North America (including, from 2008 to 2011, as Executive Vice President, U.S.), where he was instrumental in building Takeda North America from 14 people to more than 3,000 employees and $5 billion in sales in less than seven years, in expanding Takeda’s commercial footprint across North and South America, and in expanding Takeda’s Americas’ business into new therapeutic areas. Mr. Daly currently serves on the board of directors of Opiant Pharmaceuticals, where he serves on the Compensation and Audit Committees of the board of directors. From June 2015 to June 2018 Mr. Daly also served on the Board of Directors of Synergy Pharmaceuticals, where he chaired the Nominations/Corporate Governance Committee and was a member of the Compensation Committee. Mr. Daly received his Bachelor of Science in Microbiology from the University of Notre Dame in 1983 and his MBA from the Kellogg School of Management, Northwestern University in 1998. The Board believes that the characteristics that qualify Mr. Daly to be a director of our company include his significant pharmaceutical industry experience and his experience in launching and managing sales of numerous pharmaceutical products, including several products that are used to treat orphan/rare diseases.
Donald A. Denkhaus
joined our Board in February 2015 and currently chairs the Audit Committee of our Board. Since 2005, Mr. Denkhaus has been Chairman and Chief Financial Officer of The Kitchen, LLC, a company providing language dubbing and subtitling services to the media and entertainment industry. From 1970 through 2002, Mr. Denkhaus, who is a retired certified public accountant, worked for Arthur Andersen LLP, a global professional services organization, where he was an audit partner for twenty-two
years and held numerous leadership positions, including as head of Andersen’s South Florida audit practice and, from 1998 through 2002, as Audit Practice Partner responsible for Andersen’s offices in Florida and Puerto Rico. From 2010 to 2013, Mr. Denkhaus was Chair of Nuovo Biologics, a privately held biotech company that was developing an antiviral drug for animal use, and, from 2004 until its sale in 2009, Mr. Denkhaus served on the board of directors and as chair of the audit committee of Noven Pharmaceuticals, a publicly-traded specialty pharmaceutical company focused on women’s health and psychiatry. Mr. Denkhaus received a Master’s in Business Administration degree with a major in finance from the University of Maryland and a Bachelor of Business Administration with a major in accounting from Kent State University. The Board believes that the characteristics that qualify Mr. Denkhaus to be a member of our Board include his extensive financial experience and his prior experience serving as a director of two pharmaceutical companies, one of which was publicly-traded.
Molly Harper
joined our Board in June 2021. Ms. Harper has over 20 years of experience focusing on strategic planning and cross-functional leadership at life sciences companies of all sizes. Since September 2021, Ms. Harper has been the Chief Business Officer of Synlogic, Inc., a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotic
™
using Synlogic’s proprietary drug discovery and development platform. Prior thereto, from May 2020 until September 2021, Ms. Harper served as Executive Vice President of Operations for Relmada

Therapeutics, Inc., a late-stage biotechnology company addressing diseases of the central nervous system. Prior to joining Relmada, Ms. Harper served in positions of increasing responsibility with Akcea Therapeutics, a development and commercialization company focused on rare diseases, where she was most recently Senior Vice President and Global Franchise General Manager with cross-functional responsibility for a six drug portfolio including two approved rare disease drugs. She was one of the first employees at Akcea, which she joined as VP of Commercial Development. Prior to joining Akcea, Ms. Harper was Head of US Endocrinology in the Rare Disease division of Sanofi Genzyme. Ms. Harper’s experience at Genzyme included global and U.S. marketing leadership positions, and she previously held positions across sales and marketing in both primary care and hospital businesses at Merck & Co. Prior to joining Merck, Ms. Harper worked in life sciences equity research at UBS Warburg, and as a strategy consultant with The Wilkerson Group/IBM. Ms. Harper received her Bachelor of Arts from Cornell University and her Master of Business Administration from the Wharton School of the University of Pennsylvania. Ms. Harper also serves on the Board of Directors of PreciseDx, a privately held oncology AI pathology company. The Board believes that the characteristics that qualify Ms. Harper to be a director of our company include her significant pharmaceutical industry experience and her experience in pharmaceutical company operations overseeing the development, launch and commercialization of several pharmaceutical products, including several products that are used to treat orphan/rare diseases.
Charles B. O’Keeffe
has served as a member of our Board since December 2004 and became our lead independent director in July 2011. Mr. O’Keeffe also served as a consultant to us from December 2004 until June 2011. Mr. O’Keeffe is a Professor in the Departments of Pharmacology, Epidemiology and Community Health at Virginia Commonwealth University (“VCU”) and has served in such capacity since January 1, 2004. Mr. O’Keeffe joined VCU after retiring as President and Chief Executive Officer of Reckitt Benckiser Pharmaceuticals, Inc., a position Mr. O’Keeffe held from 1991 until 2003. As President of Drug Abuse Rehabilitation Services (from 1970 until 1971), he developed the first child-resistant, abuse-resistant vehicle for dispensing methadone. He served as president of Washington Reference Laboratories from 1972 until 1975, which provided toxicology services to the Department of Defense during the Vietnam War. He has served in the White House (from 1970 until 1973 and from 1976 until 1980) for three presidents—as advisor, special assistant for international health and deputy director for international affairs in the Office of Drug Abuse Policy—and has served on U.S. delegations to the World Health Assembly and the U.N. Commission on Narcotic Drugs. The Board believes the characteristics that qualify Mr. O’Keeffe to serve as a member of our Board include his extensive history of leadership roles in the pharmaceutical industry and his extensive knowledge of all parts of the pharmaceutical industry.
David S. Tierney, M.D.
has served as a member of our Board since October 2002 and currently chairs the Compensation Committee of our Board. Dr. Tierney currently serves as Chief Executive Officer and Director of Aramis Biosciences, a privately held clinical stage ophthalmology pharmaceutical company. From February 2020 until December 2020, Dr. Tierney served as CEO of Pharma Two B, a CNS specialty pharmaceutical company. From September 2018 until January 2020, Dr. Tierney served as President & CEO of BioPharmX Corporation, a dermatology specialty pharmaceutical company. He also served on the Board of Directors of BioPharmX from September 2018 until May 2020. From January 2014 until March 2018, he served as President & CEO of Icon Bioscience, Inc., a privately held ophthalmic drug delivery company. Dr. Tierney served as President and Chief Operating Officer (and a member of the board of directors) of Oceana Therapeutics, Inc., a private specialty pharmaceutical company between the organization of that company in 2008 and the sale of that company to Salix Pharmaceuticals, Ltd. in December 2011. Dr. Tierney also served as the President and CEO (and as a member of the board of directors) of Valera Pharmaceuticals, Inc. a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with Indevus Pharmaceuticals, Inc. Further, from January 2000 to August 2000, Dr. Tierney served as President of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company, where he was responsible for all of Biovail’s research and development, regulatory and clinical activities. Finally, from March 1997 to January 2000, Dr. Tierney was Senior Vice President of Drug Development at Roberts Pharmaceutical Corporation, where he was responsible for all research and development activities, and for drug development, medical affairs, worldwide regulatory affairs and chemical process development, as well as being part of the executive management team, and from December 1989 to March 1997, Dr. Tierney was employed by Élan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney is also a director of Kempharm, Inc. and Bimeda, Inc. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. The Board believes the characteristics that qualify Dr. Tierney to serve on our Board include his business leadership experience and his pharmaceutical industry experience.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors and persons who own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in their ownership of common stock. Officers, directors, and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations made to us that no other reports were required, during the year ended December 31, 2021 all Section 16(a) filings required to be filed by our officers, directors, and greater than 10% stockholders were timely filed.
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

•	a Code of Business Conduct and Ethics applicable to our officers, directors, and employees;

•	a procedure for receipt and treatment of anonymous and confidential complaints or concerns on any matter, including audit or accounting matters; and

•	disclosure control policies and procedures.
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

Copies of our Code of Business Conduct and Ethics can be found on the corporate governance page of the Investor Relations section of our website, which is located at
http://ir.catalystpharma.com/governance.cfm
.
Director Qualification and Attributes
We have concluded that all of our directors have the skills, experience, knowledge, and personal attributes that are necessary to effectively serve on our Board and to contribute to the overall success of the Company. We believe that the diverse professional background of each of our directors ensures that we have a Board that has a broad range of industry-related knowledge, experience, business acumen, and perspective.
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
Board Meetings and Attendance at Board and Board Committee Meetings
During 2021, our Board held twelve meetings and took actions by unanimous written consent on five occasions. For 2021, all of our directors attended at least 75% or more of the aggregate number of meetings held by our Board and the Board committees on which they served. All of the members of our Board attended the 2021 Annual Meeting of Stockholders which was held virtually on December 3, 2021. Directors are encouraged, but not required, to attend the Annual Meeting.
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
under the Exchange Act.
The Audit Committee held four meetings in 2021 and took two actions by unanimous written consent. The Audit Committee operates under a written charter which describes the role, responsibilities, and functioning of the Audit Committee. The Audit Committee’s charter can be found at
http://ir.catalystpharma.com/governance.cfm
.
Compensation Committee
The role of the Compensation Committee is to discharge the Board’s responsibilities related to compensation of our executive officers, to produce an annual report on executive compensation for inclusion in our Form
10-K
or proxy statement, and to oversee and advise the Board on the adoption of policies that govern our compensation programs, including our stock incentive plans and our benefit plans. The Compensation Committee held three meetings in 2021 and took three actions by unanimous written consent. The Compensation Committee operates under a written charter which describes the role, responsibilities, and functioning of the Compensation Committee. A copy of this charter can be viewed on our website at
http://ir.catalystpharma.com/governance.cfm
. Pursuant to its charter, the Compensation Committee has authority to retain compensation consultants to assist in its evaluation of executive and director compensation.
Nominating & Corporate Governance Committee
The role of the Nominating & Corporate Governance Committee (“N&CG Committee”) is to appoint nominees for election to our Board, to identify and recommend candidates to fill vacancies between annual stockholder meetings, to review, evaluate and recommend changes to our corporate governance policies, and to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to our company and our stockholders. The N&CG Committee held one meeting in 2021. The N&CG Committee operates under a written charter which describes the role, responsibilities, and functioning of the N&CG Committee. A copy of the N&CG Committee’s charter can be found on our website at
http://ir.catalystpharma.com/governance.cfm
.

Risk Oversight
Risk oversight is administered through the Board as a whole. The Board does not believe that risk management issues have an effect on our leadership structure. The Board provides feedback to management at regularly held Board meetings. The independent directors meet in executive session at each regular meeting of the Board and provide insight to our management on a variety of topics, including risk oversight.
Executive Officers
The following list reflects our executive officers as of the date of this Form
10-K/A,
the capacity in which they serve us, and when they assumed office:

Name	Position(s)	Age	Officer Since

Patrick J. McEnany	Chairman, President and Chief Executive Officer	74	January 2002

Steven R. Miller, Ph.D.	Chief Operating Officer and Chief Scientific Officer	60	April 2007

Alicia Grande, CPA, CMA	Vice President, Treasurer and Chief Financial Officer	51	January 2007

Gary Ingenito, M.D., Ph.D.	Chief Medical and Regulatory Officer	66	June 2015

Brian Elsbernd, J.D.	Chief Compliance Officer and Chief Legal Officer	58	February 2016

Jeffrey Del Carmen	Chief Commercial Officer	51	June 2020

Preethi Sundaram, Ph.D.	Chief Strategy Officer	46	July 2021
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
Preethi Sundaram, Ph.D.,
has been our Chief Strategy officer since January 1, 2022. Previously, since July 2021, Dr. Sundaram served as our Chief Product Development Officer. Dr. Sundaram has more than 20 years’ experience managing and mentoring teams delivering lifesaving medicines to patients. Prior to her employment with Catalyst, since 2005, Dr. Sundaram was employed in various positions with Sanofi, including as Global Clinical Research Director, International Development from 2005-2010, Global Project Head, Multiple Therapeutic Area Programs from 2010 to 2017, Global Head and VP, Medical Operations, Primary Care Business Unit from 2017 to 2020, and since October 2020, as Sanofi’s Global Head and VP, Medical Operations, General Medicines Business Unit. In that last position, Dr. Sundaram was accountable for leadership of critical global medical operational functions, including the oversight of portfolio financials and delivery of strategic milestones, as well as being responsible for the leadership of multiple portfolio management functions across all therapeutic areas in Sanofi’s General Medicines Business Unit. Prior to joining Sanofi, in 2005 Dr. Sundaram served as a Project Lead, Immunoscience Development Center for Abbott Laboratories; between 2003 to 2005, Dr. Sundaram served as a medical writer and project lead at Covance; between 2001 to 2003, Dr. Sundaram served as a Clinical Director with Neurovision & Medical Services; between 1997 to 2001, Dr. Sundaram was a Graduate Teaching Assistant and Clinical Supervisor at West Norwich Hospital in Cambridge, UK; and between 1995 to 1997, Dr. Sundaram was on the clinical faculty at the Sankara Nethralaya Eye Hospital in Chennai, India. Dr. Sundaram holds a Bachelor of Arts in Psychology from the University of Madras (India), a Bachelor of Science in Optometry from the Elite School of Optometry & Bits (India), a Doctor of Philosophy in Optometry from Anglia Ruskin University (United Kingdom), and an Executive Business Masters from the London Business School.

Family Relationships
There are no family relationships between or among any of our directors and/or executive officers.

Item 11.	Executive Compensation
Compensation Disclosure and Analysis
The role of the compensation committee in setting executive officer compensation
The Compensation Committee establishes and regularly reviews our compensation philosophy and programs, exercises authority with respect to the determination and payment of base and incentive compensation to our executive officers, and administers our 2014 Stock Incentive Plan (the “2014 Plan”) and our 2018 Stock Incentive Plan (the “2018 Plan” and, together with the 2014 Plan, the “Plans”). Our Compensation Committee consists of four members of our Board, each of whom is independent as that term is defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations that have been promulgated thereunder and under the Exchange Act, and in the applicable NASDAQ listing standards.
Executive officers
For 2021, our Board designated that our “executive officers” (as that term is defined in the rules and regulations under the Exchange Act) are our Chief Executive Officer (Patrick J. McEnany), our Chief Operating and Chief Scientific Officer (Dr. Steven Miller), our Chief Financial Officer (Alicia Grande), our Chief Medical and Regulatory Officer (Dr. Gary Ingenito), our Chief Commercial Officer (Jeffrey Del Carmen), our Chief Compliance Officer and Chief Legal Officer (Brian Elsbernd), and our Chief Strategy Officer (Dr. Preethi Sundaram, whose title was Chief Product Development Officer during 2021). Each of our executive officers were employed by us for all of fiscal 2021, except for Dr. Sundaram, whose employment began on July 6, 2021.
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
Process of setting 2021 executive officer compensation
In late 2019, our Compensation Committee engaged Radford (an Aon Hewitt Company), an independent compensation consultant, to provide advice and recommendations relating to our executive and non-executive
compensation arrangements for the 2020 fiscal year and beyond. Radford assisted the Compensation Committee in determining an appropriate peer group to evaluate the Company’s executive compensation group for alignment with governance and market best practices, and to provide recommendations as to an appropriate compensation philosophy to guide the Compensation Committee in determining executive officer base, bonus and equity compensation for 2020 and future years.
The peer group that was put in place and that was followed in setting 2021 compensation at the end of 2020 is below. The peer group was selected based on the following criteria: (i) publicly-traded, commercial biopharma companies; (ii) companies with a market cap generally between $200 million and $2.0 billion; (iii) companies with revenues below $200 million to reflect early commercial status; and (iv) companies with less than 500 employees (but with emphasis placed on qualitative metrics for peer selection). The Compensation Committee believed when it selected this peer group that this peer group was appropriate from a stage of development and market capitalization prospective based on the above-defined criteria.

Adamas Pharmaceuticals	Aerie Pharmaceuticals	Akebia Therapeutics
Anika Therapeutics	Ardelyx	BioDelivery Sciences
Coherus BioSciences	Dermira	Dova Pharmaceuticals
Flexion Therapeutics	Heron Therapeutics	Insmed
Intra-Cellular Therapeutics	LaJolla Pharmaceutical Company	Omeros
Pfenex	Radius Health	Retrophin
Rigal Pharmaceuticals	SIGA Technologies	Stemline Therapeutics
When the Compensation Committee met to consider 2021 compensation for executive officers in December 2020, it continued to follow the compensation philosophy previously recommended by Radford to move base salary and bonus over a three-year period from the 25 th
percentile to the 50
th
percentile and equity grants from below the 25
th
percentile to between the 50
th
and the 75
th
percentile.

In December 2020, the Compensation Committee set base compensation and bonus targets as a percentage of base compensation for each executive officer. Increases in the base compensation of executive officers were set at 5% over 2020 base compensation. Further, bonus targets as a percentage of base compensation were continued from the levels set in 2020 of 60% for our CEO, 50% for our COO/CSO, and 40% for our other executive officers.
Further, in March 2021, the Compensation Committee established the corporate goals and objectives for the payment of 2021 cash bonuses, as follows:

Objective	Weight
Achieving a minimum of $140 million in net revenues	50%
Entry into a definitive agreement or completion of an acquisition or merger by December 31, 2021	30%
Operating to budget	10%
Quality and compliance high grades	10%

100%
At a Compensation Committee meeting held in December 2021, the Compensation Committee considered bonus compensation for the Company’s executive officers for 2021 services. In reaching a determination on the bonuses to grant for 2021 performance, the Compensation Committee considered the following factors:

•	The Committee recognized that despite the continuing impact on the Company’s business of the COVID-19 pandemic, the Company achieved total revenues exceeding $140 million for 2021;

•
While a definitive agreement was not entered into for an acquisition or merger, during 2021 the Company reviewed at various stages multiple product and company targets for acquisition and submitted one non-binding
letter of intent to which management devoted a significant amount of time to due diligence before determining that it was not in the Company’s best interests to go forward with that acquisition. Further, during 2021, the Company retained Dr. Sundaram to oversee the growth of the Company’s clinical pipeline or marketed products and at the end of 2021 was in the process of retaining an investment banking firm to source strategic growth opportunities;

•	During 2021, the Company operated within its budget.

•
The Company achieved high quality and compliance grades in 2021 and also hired several senior quality managers during 2021 to make sure that that the Company has a strong quality team to continue to maintain this high level of quality as the Company grows;

•
During 2021, the Company had entered into a sublicense and collaboration agreement with DyDo Pharma for the right to seek to commercialize FIRDAPSE
®
for the treatment of Lambert-Eaton myasthenic syndrome (LEMS) in Japan;

•	In 2021, the Company received a positive decision from the U.S. Circuit Court of Appeals for the 11 th Circuit in its lawsuit against the FDA; and

•	There was a significant increase in the Company’s share price during 2021 compared to the major biotech and pharma indexes.

After considering all of these factors, none of which was, in and of itself dispositive, but all of which were considered, the Compensation Committee determined that cash bonuses would be paid to executive officers for 2021 services at 110% of the previously established bonus targets.
In the fall of 2021, because of the continued significant growth of the Company’s revenues and income, the Compensation Committee retained Mercer LLC (a business of Marsh McLennan) to assist the Company in selecting an updated peer group that more closely aligned with the Company’s business activities and market capitalization as it existed at the end of 2021. In December 2021, the Committee, in consultation with Mercer, revised the peer group for setting 2022 compensation, as well as for setting equity-based compensation for the Company’s executive officers for 2021 services.
The updated peer group was selected based on the following criteria: U.S. publicly traded biopharmaceutical companies (i) with a market cap of between $250 million and $2.0 billion; (ii) with net revenues of between $75 million and $300 million; and (iii) with a focus on the therapeutics segment of the biopharmaceutical vertical. The updated peer group selected was as follows:

Aerie Pharmaceuticals	Akebia Therapeutics
Agios Pharmaceuticals	Anika Therapeutics
Antares Pharma	Cara Therapeutics
Eagle Pharmaceuticals	Harmony Biosciences Holdings
Heron Therapeutics	Insmed
Iteos Therapeutics	Radius Health
Rigal Pharmaceuticals	Series Therapeutics
Travere Therapeutics (Retrophin)	Vanda Pharmaceuticals
Mercer was thereafter asked to prepare an analysis based on the updated peer group on the compensation payable to the Company’s executive officers and directors. Since that information would not be available until early in 2022, the Compensation Committee determined in December 2021 to award a portion of the stock-based compensation payable to executive officers for their 2021 performance before the end of the year and to assess whether the stock-based compensation for 2021 services should be increased based on the updated analysis being prepared by Mercer. Thereafter, in December 2021, the Compensation Committee granted stock options to each of the Company’s executive officers in an amount equal to approximately 2/3 of the stock option grants made to each executive officer in 2020.
In February 2022, following receipt of Mercer’s analysis, the Compensation Committee granted RSUs to the Company’s executive officers to make up the shortfall in stock-based compensation for 2021 services, after accounting for the stock options that had been granted to the executive officers in December 2021.
The base and bonus compensation for our Principal Executive Officer, Principal Financial Officer and our three most highly compensated employees for services during the fiscal years ended December 31, 2021, 2020 and 2019, as well as the value of the option grants made to each such executive officer for 2021, 2020 and 2019 services are described in the following summary compensation table:
[
chart on next page
]

Awards ($)
Name and Principal Position	Year	Salary ($)	Cash Bonus ($)	Stock (1)	Option (2)	Non-Equity Incentive Compensat- ion	All Other Compensation ($) (3)	Totals ($)
Patrick J. McEnany Chairman, President and CEO	2021 2020 2019	632,308 604,179 548,342	415,800 324,000 360,360	— — 429,200	1,041,324 834,093 2,033,658	— — —	— — —	2,089,432 1,762,272 3,371,560
Alicia Grande, CFO	2021 2020 2019	421,539 402,875 376,460	184,800 144,000 180,000	— — 204,160	646,006 521,308 362,761	— — —	11,600 11,400 11,200	1,263,945 1,079,583 1,134,581
Steven R. Miller, COO and CSO	2021 2020 2019	474,231 453,271 427,441	259,875 202,500 204,672	— — 278,400	713,500 573,439 494,674	— — —	11,600 11,400 11,200	1,459,206 1,240,610 1,416,387
Gary Ingenito, Chief Medical and Regulatory Officer	2021 2020 2019	469,803 448,689 417,787	205,590 160,200 199,680	— — 204,160	520,662 417,047 362,761	— — —	31,470 30,397 29,284	1,227,525 1,056,333 1,213,672
Preethi Sundaram, Chief Strategy Officer	2021	194,364	110,800	—	1,190,877	—	454	1,496,495

(1)
The amounts reported are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock unit grants to the executive officers in the listed fiscal year. In the case of 2021 stock-based compensation, the value of the award made in February 2022 for 2021 services is not included in this chart.

(2)
The amounts reported represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for the listed year. For additional information on the valuation assumptions used in the calculation of these amounts, see Note 14 to “Notes to Consolidated Financial Statements” contained in our 2021 Original Form
10-K.

(3)	Includes, for Dr. Ingenito, a housing allowance and commuter expenses. All other compensation consists of 401(k) employer match.
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
Under any of those circumstances, the executive’s severance package includes: (i) the payment of any accrued but unpaid annual bonus at the time of termination; (ii) the payment of the executive’s base salary for a period of 24 months; (iii) the vesting of all outstanding stock options and other equity awards held by the executive that have not yet vested; and (iv) continuation of the executive’s medical benefits (in case of disability), including to his family (in case of death or disability).
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

To date, the Compensation Committee has designated that Ms. Grande, Mr. Del Carmen, Mr. Elsbernd, Dr. Ingenito, Dr. Miller, and Dr. Sundaram will receive benefits under the severance and change in control plan. Pursuant to the terms of the plan, once an executive has been designated to participate in the severance benefits afforded by the plan, the Compensation Committee cannot modify the plan as to that designated executive to eliminate any benefits or to modify the definitions used in the policy to the detriment of the designated executive, unless otherwise agreed to by the designated executive.

The following chart sets forth the amounts payable to our CEO, CFO and our three most highly compensated employees assuming the enumerated events had occurred on December 31, 2021:

Name	Payment Due Upon Termination either by company without Cause or Officer for Good Reason (1)	Payment Due Upon Death or Permanent Disability		Payment Due Upon a Termination by company with Cause or Resignation or Retirement	Payment Due upon a Change in Control (1)
Patrick J. McEnany	$630,000	$630,000		—	$1,260,000
Alicia Grande	$420,000	—		—	$420,000
Steven R. Miller	$472,500	—		—	$472,500
Gary Ingenito	$467,250	$467,250	(2)	—	$467,250
Preethi Sundaram	$390,000	—		—	$390,000

(1)	Excludes the value of any bonus due for services prior to termination, the value of health benefits for the term of the severance and the value of any accelerated vesting of stock options.
(2)	Payable under a letter agreement between us and Dr. Ingenito.
Grants of Plan-Based Awards
The following table provides information relating to options granted to our CEO, CFO and our three most highly compensated employees during the fiscal year ended December 31, 2021 for 2021 services:

Name	Grant Date	Number of Securities Underlying Options (#)		Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards
Patrick J. McEnany	12/28/2021	270,000	(1)	$7.07	$1,041,324
Alicia Grande	12/28/2021	167,500	(1)	$7.07	$646,006
Steven R. Miller	12/28/2021	185,000	(1)	$7.07	$713,500
Gary Ingenito	12/28/2021	135,000	(1)	$7.07	$520,662
Preethi Sundaram	07/06/2021	300,000	(2)	$5.49	$930,546
Preethi Sundaram	12/28/2021	67,500	(1)	$7.07	$260,331

(1)
Options vest
one-third
on the first anniversary of the grant date,
one-third
on the second anniversary of the grant date, and
one-third
on the third anniversary of the grant date and expire on the seventh anniversary of the grant date.

(2)
Options vest
one-fourth
on the first anniversary of the grant date,
one-fourth
on the second anniversary of the grant date,
one-fourth
on the third anniversary of the grant date, and
one-fourth
on the fourth anniversary of the grant date and expire on the seventh anniversary of the grant date.

Additionally, the following table provides information relating to the RSUs granted in February 2022 to our CEO, CFO and our three most highly compensated employees for 2021 services:

Name	Grant Date	Number of RSUs Granted (#) (1)	Grant Date Fair Value of RSUs
Patrick J. McEnany	02/14/2022	175,000	$1,326,500
Alicia Grande	02/14/2022	33,500	$253,930
Steven R. Miller	02/14/2022	41,000	$310,780
Gary Ingenito	02/14/2022	30,000	$227,400
Preethi Sundaram	02/14/2022	50,000	$379,000

(1)	RSUs will vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.
Outstanding Stock Options and Restricted Stock Units
We have two stock incentive plans: our 2018 Stock Incentive Plan and our 2014 Stock Incentive Plan. As of April 27, 2022, the following derivative securities were outstanding under our stock incentive plans: (i) stock options to purchase an aggregate of 14,186,323 shares of our common stock, at exercise prices ranging from $0.79 to $7.85 per share, (9,511,605 of which are currently exercisable); and (ii) restricted stock units for 597,339 shares of common stock (none of which are currently vested). On the same date, 3,867,680 shares of common stock remained eligible for grant under the 2018 Plan.
On April 27, 2022, the market price of our common stock on the NASDAQ Capital Market was $7.79 per share.
2018 Stock Incentive Plan
In February 2018, our Board adopted the 2018 Plan, which became effective in May 2018 when the 2018 Plan was approved by our stockholders at the 2018 annual meeting of stockholders. Amendments adding additional shares to the 2018 Plan were approved by our stockholders at the 2020 annual meeting of stockholders and the 2021 annual meeting of stockholders.
Administration
The Compensation Committee of the Board administers the 2018 Plan and determines which persons will receive grants of awards and the type of award to be granted to such persons. The Compensation Committee will also interpret the provisions of the 2018 Plan and make all other determinations that it deems necessary or advisable for the administration of the 2018 Plan.
Eligibility to Participate in the 2018 Plan
All eligible individuals are able to participate in the 2018 Plan. Eligible individuals include our directors, officers, employees, independent contractors and consultants, as well as individuals who have accepted an offer of employment from us. As of the date of this proxy statement, six non-employee
directors, seven executive officers, approximately 69 other employees, and approximately seven consultants are eligible to receive grants under the 2018 Plan.
Because benefits under the 2018 Plan will require future actions by the Compensation Committee and the fair market value of our common stock at various dates, it is not possible to determine the benefits that will be received by eligible individuals under the 2018 Plan, if any. The securities that are underlying grants of awards under the 2018 Plan are our common stock.
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
Upon the expiration of all applicable restrictions, shares of the Company’s common stock will be paid within 60 days following the date the restrictions lapse, unless otherwise provided by the Compensation Committee in an award agreement. Participant’s holding RSUs will not have any rights as a stockholder until the underlying shares of the Company’s common stock are delivered.

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
Stock Options
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
There are no federal income tax consequences to us by reason of the grant of incentive stock options or nonqualified stock options or the exercise of an incentive stock option (other than disqualifying dispositions). At the time the participant recognizes ordinary income from the exercise of a nonqualified stock option, we will be entitled to a federal income tax deduction in the amount of the ordinary income so recognized (as described above), provided that we satisfy our reporting obligations described below. To the extent the participant recognizes ordinary income by reason of a disqualifying disposition of the stock acquired upon exercise of an incentive stock option, and subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we generally will be entitled to a corresponding deduction in the year in which the disposition occurs. We are required to report to the Internal Revenue Service any ordinary income recognized by any participant by reason of the exercise of a nonqualified stock option. We are required to withhold income and employment taxes (and pay the employer’s share of the employment taxes) with respect to ordinary income recognized by the participant who is an employee upon exercise of nonqualified stock options.
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

Restricted Stock Units (RSUs )
Generally, the recipient of a restricted stock unit award structured to conform to the requirements of Section 409A of the Code or an exception to Section 409A of the Code will recognize ordinary income at the time the shares are delivered to the participant in an amount equal to the excess, if any, of the fair market value of the shares received over any amount paid by the recipient in exchange for the shares. If a restricted stock unit award is subject to Section 409A of the Code, the shares subject to a restricted stock unit award may generally only be delivered upon one of the following events: a fixed calendar date (or dates), separation from service, death, disability, or a change in control. If delivery occurs on another date, unless the restricted stock unit awards otherwise comply with or qualify for an exception to the requirements of Section 409A of the Code, in addition to the tax treatment described above, the recipient will owe an additional 20% federal tax and interest on any taxes owed. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock unit award will be the amount paid, if any, for shares plus any ordinary income recognized when the stock is delivered. Subject to the requirement of reasonableness, the provisions and limitations of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we will generally be entitled to an income tax deduction equal to the amount of ordinary income realized by the participant.
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
Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information regarding equity-based awards held by our CEO, CFO and our three other most highly compensated employees as of December 31, 2021.

		OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Patrick J. McEnany	300,000 200,000	— —	— —	2.53 0.79	12/30/22 06/15/23	— —	— —	— —	— —
	250,000	—	—	1.13	01/03/24	—	—	—	—
	300,000	—	—	4.01	01/02/25	—	—	—	—
	500,000	—	—	3.54	05/29/25	—	—	—	—
	500,000	—	—	2.24	12/19/25	—	—	—	—
	493,333 133,333	246,667 266,667	— —	4.64 3.42	12/02/26 12/30/27	— —	— —	— —	— —
	—	270,000	—	7.07	12/28/28	—	—	—	—
	—	—	—	—	—	—	—	30,834	—

Alicia Grande	150,000 100,000 150,000 285,000 225,000 88,000 83,333 — —	— — — — — 44,000 166,667 167,500 —	— — — — — — — — —	2.53 0.79 1.13 4.01 2.24 4.64 3.42 7.07 —	12/30/22 06/15/23 01/03/24 01/02/25 12/19/25 12/02/26 12/30/27 12/28/28 —	— — — — — — — — —	— — — — — — — — —	— — — — — — — — 14,667	— — — — — — — — —

Steven R. Miller	150,000 100,000	— —	— —	2.53 0.79	12/30/22 06/15/23	— —	— —	— —	— —
	150,000	—	—	1.13	01/03/24	—	—	—	—
	285,000	—	—	4.01	01/02/25	—	—	—	—
	225,000	—	—	2.24	12/19/25	—	—	—	—
	120,000	60,000	—	4.64	12/02/26	—	—	—	—
	91,666	183,334	—	3.42	12/30/27	—	—	—	—
	—	185,000	—	7.07	12/28/28	—	—	—	—
	—	—	—	—	—	—	—	20,000	—

Gary Ingenito	150,000 50,000	— —	— —	4.13 1.13	06/30/22 01/03/24	— —	— —	— —	— —
	285,000	—	—	4.01	01/02/25	—	—	—	—
	225,000	—	—	2.24	12/19/25	—	—	—	—
	88,000	44,000	—	4.64	12/02/26	—	—	—	—
	66,666	133,334	—	3.42	12/30/27	—	—	—	—
	—	135,000	—	7.07	12/28/28	—	—	—	—
	—	—	—	—	—	—	—	14,667	—

Preethi Sundaram	— —	300,000 67,500	— —	5.49 7.07	07/06/28 12/28/28	— —	— —	— —	— —

(i)	Excludes unvested RSUs granted in February 2022. See “Grant of Plan-Based Awards” above.

Option Exercises
The following table provides information regarding the exercise of stock options by our executive officers during the year ended December 31, 2021:

Name	Grant Date	Exercise Date	Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/share)
Patrick J. McEnany	8/28/2014	8/13/2021	100,000	$3.12
Patrick J. McEnany	8/28/2014	8/20/2021	80,000	$3.12
Patrick J. McEnany	8/28/2014	8/23/2021	120,000	$3.12
Alicia Grande	8/28/2014	8/17/2021	100,000	$3.12
Alicia Grande	8/28/2014	8/18/2021	70,000	$3.12
Steven Miller	8/28/2014	8/13/2021	65,000	$3.12
Steven Miller	8/28/2014	8/25/2021	120,000	$3.12
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed the Compensation Disclosure and Analysis required by Item 402(b) of Regulation
S-K
of the SEC’s rules and regulations with management and based on such review and discussions the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Form
10-K/A.
The Compensation Committee
David S. Tierney, Chair
Richard J. Daly
Charles B. O’Keeffe
Molly Harper
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form
10-K/A,
in whole or in part, the Compensation Committee Report above shall not be incorporated by reference into any such filings
.

Compensation of Directors
The following table provides information regarding compensation earned by our non-employee
directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2) ($)	Total ($)
Philip H. Coelho	63,000	77,135	140,135
Charles B. O’Keeffe	89,250	77,135	166,385
David S. Tierney	63,000	77,135	140,135
Donald A. Denkhaus	68,250	77,135	145,385
Richard Daly	55,125	77,135	132,260
Molly Harper	25,814	273,185	298,999

(1)
The amounts reported in this column represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for 2021. This table excludes the value of the RSUs granted to directors in February 2022 for 2021 services.

(2)	The aggregate number of stock options held by each non-employee director as of December 31, 2021 is indicated in the table below:

Name	Number of Options	Number of Unvested RSUs
Philip H. Coelho	323,500	1,334
Charles B. O’Keeffe	323,500	1,334
David S. Tierney	323,500	1,334
Donald A. Denkhaus	373,500	1,334
Richard Daly	373,500	1,334
Molly Harper	80,000	—
Additionally, each director received a grant of 12,000 RSUs in February 2022 for 2021 services. The RSUs will vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.
2021 Compensation of Directors
For 2021,
non-employee
directors received an annual retainer of $42,000, the chairs of the Audit, Compensation and N&CG Committees received an additional retainer of $21,000, $15,750 and $10,500, respectively, and members of the Audit, Compensation and N&CG Committees received an additional retainer of $10,500, $7,875 and $5,250, respectively. Additionally, the Lead Director received an additional fee of $23,625 for his services as lead director. No meeting fees were paid. Further, directors received a grant of stock options in December 2021 and RSUs in February 2022 for 2021 services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
As of April 27, 2022, we had 102,780,151 shares of our common stock outstanding. The following table sets forth, as of such date, certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors and executive officers; and (iii) all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name	Number	Percentage
Armistice Capital, LLC (2)	9,572,000	9.3
BlackRock, Inc. (3)	7,684,698	7.5
Patrick J. McEnany (4)	7,606,892	7.2
Charles B. O’Keeffe (5)	885,375	*
David S. Tierney (5)	580,540	*
Philip H. Coelho (5)	511,886	*
Richard Daly (5)	324,999	*
Donald A. Denkhaus (6)	549,999	*
Molly Harper (7)	0	*
Steven R. Miller (8)	1,883,390	1.8
Alicia Grande (9)	1,556,870	1.5
Gary Ingenito (10)	886,719	*
Brian Elsbernd (11)	620,428	*
Jeffrey Del Carmen (12)	253,736	*
Preethi Sundaram (13)	0	*
All officers and directors as a group (13 persons) (14)	15,660,834	14.1

*	Less than one percent
(1)
Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise indicated, the address for each person named in this table is c/o Catalyst Pharmaceuticals, Inc.

(2)	Reported on a Schedule 13G filed by Armistice Capital on February 15, 2022. According to the Schedule 13G, Armistice Capital’s address is 510 Madison Avenue, 7 th Floor, New York, New York 10022.
(3)	Reported in a Schedule 13G filed by BlackRock on February 3, 2022. According to the Schedule 13G, BlackRock’s address is 55 East 52 nd Street, New York, New York 10055.
(4)
Includes options to purchase 2,676,666 shares of our common stock, of which (i) 300,000 shares are exercisable at a price of $2.53 per share, (ii) 200,000 shares are exercisable at a price of $0.79 per share, (iii) 250,000 shares are exercisable at a price of $1.13 per share, (iv) 300,000 shares are exercisable at a price of $4.01 per share, (v) 500,000 shares are exercisable at a price of $3.54 per share, (vi) 500,000 shares are exercisable at a price of $2.24 per share, (vii) 493,333 shares are exercisable at a price of $4.64 per share, and (viii) 133,333 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 246,667 shares of our common stock at a price of $4.64 per share that will vest on December 2, 2022, (ii) unvested stock options to purchase 266,667 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (iii) unvested stock options to purchase 270,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (iv) 30,834 restricted stock units that will vest on December 2, 2022, and (v) 175,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(5)
Includes options to purchase 272,333 shares of our common stock, of which (i) 40,000 shares are exercisable at a price of $2.53 per share, (ii) 50,000 shares are exercisable at a price of $0.79 per share, (iii) 60,000 shares are exercisable at a price of $1.13 per share, (iv) 40,000 shares are exercisable at a price of $4.01 per share, (v) 50,000 shares are exercisable at a price of $2.24 per share, (vi) 22,333 shares are exercisable at a price of $4.64 per share, and (vii) 10,000 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 11,167 shares of our common stock at a price of $4.64 per share that will vest on December 2, 2022, (ii) unvested stock options to purchase 20,000 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (iii) unvested stock options to purchase 20,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (iv) 1,334 restricted stock units that will vest on December 2, 2022, and (v) 12,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(6)	Includes options to purchase 232,333 shares of our common stock, of which (i) 50,000 shares are exercisable at a price of $0.79 per share, (ii)

60,000 shares are exercisable at a price of $1.13 per share, (iii) 40,000 shares are exercisable at a price of $4.01 per share, (iv) 50,000 shares are exercisable at a price of $2.24 per share, (v) 22,333 shares are exercisable at a price of $4.64 per share, and (vi) 10,000 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 11,167 shares of our common stock at a price of $4.64 per share that will vest on December 2, 2022, (ii) unvested stock options to purchase 20,000 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (iii) unvested stock options to purchase 20,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (iv) 1,334 restricted stock units that will vest on December 2, 2022, and (v) 12,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.
(7)
Excludes (i) unvested stock options to purchase 60,000 shares of our common stock at a price of $5.78 per share that will vest in three annual tranches beginning on June 29, 2022, (ii) unvested stock options to purchase 20,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, and (iii) 12,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(8)
Includes options to purchase 1,121,666 shares of our common stock, of which (i) 150,000 shares are exercisable at a price of $2.53 per share, (ii) 100,000 shares are exercisable at a price of $0.79 per share, (iii) 150,000 shares are exercisable at a price of $1.13 per share, (iv) 285,000 shares are exercisable at a price of $4.01 per share, (v) 225,000 shares are exercisable at a price of $2.24 per share, (vi) 120,000 shares are exercisable at a price of $4.64 per share, and (vii) 91,666 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 60,000 shares of our common stock at a price of $4.64 per share that will vest on December 2, 2022, (ii) unvested stock options to purchase 183,334 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (iii) unvested stock options to purchase 185,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (iv) 20,000 restricted stock units that will vest on December 2, 2022, and (v) 41,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(9)
Includes options to purchase 1,081,333 shares of our common stock, of which (i) 150,000 shares are exercisable at a price of $2.53 per share, (ii) 100,000 shares are exercisable at a price of $0.79 per share, (iii) 150,000 shares are exercisable at a price of $1.13 per share, (iv) 285,000 shares are exercisable at a price of $4.01 per share, (v) 225,000 shares are exercisable at a price of $2.24 per share, (vi) 88,000 shares are exercisable at a price of $4.64 per share, and (vii) 83,333 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 44,000 shares of our common stock at a price of $4.64 per share that will vest on December 2, 2022, (ii) unvested stock options to purchase 166,667 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (iii) unvested stock options to purchase 167,500 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (iv) 14,667 restricted stock units that will vest on December 2, 2022, and (v) 33,500 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(10)
Includes options to purchase 864,666 shares of our common stock, of which (i) 150,000 shares are exercisable at a price of $4.13 per share, (ii) 50,000 shares are exercisable at a price of $1.13 per share, (iii) 285,000 shares are exercisable at a price of $4.01 per share, (iv) 225,000 shares are exercisable at a price of $2.24 per share, (v) 88,000 shares are exercisable at a price of $4.64 per share, and (vii) 66,666 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 44,000 shares of our common stock at a price of $4.64 per share that will vest on December 2, 2022, (ii) unvested stock options to purchase 133,334 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (iii) unvested stock options to purchase 135,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (iv) 14,667 restricted stock units that will vest on December 2, 2022, and (v) 30,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(11)
Includes options to purchase 594,666 shares of our common stock, of which (i) 65,000 shares are exercisable at a price of $1.85 per share, (ii) 40,000 shares are exercisable at a price of $0.79 per share, (iii) 50,000 shares are exercisable at a price of $1.13 per share, (iv) 60,000 shares are exercisable at a price of $4.01 per share, (v) 225,000 shares are exercisable at a price of $2.24 per share, (vi) 88,000 shares are exercisable at a price of $4.64 per share, and (vii) 66,666 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 44,000 shares of our common stock at a price of $4.64 per share that will vest on December 2, 2022, (ii) unvested stock options to purchase 133,334 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (iii) unvested stock options to purchase 135,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (iv) 14,667 restricted stock units that will vest on December 2, 2022, and (v) 29,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(12)
Includes options to purchase 246,666 shares of our common stock, of which (i) 90,000 shares are exercisable at a price of $2.86 per share, (ii) 40,000 shares are exercisable at a price of $2.24 per share, (iii) 20,000 shares are exercisable at a price of $4.21 per share, (iv) 30,000 shares are exercisable at a price of $4.70 per share, and (v) 66,666 shares are exercisable at a price of $3.42 per share. Excludes (i) unvested stock options to purchase 60,000 shares of our common stock at a price of $2.86 per share that will vest in two annual tranches beginning on August 6, 2022, (ii) unvested stock options to purchase 10,000 shares of our common stock at a price of $4.21 per share that will vest on January 6, 2023, (iii) unvested stock options to purchase 120,000 shares of our common stock at a price of $4.70 per share that will vest in four annual tranches beginning on June 23, 2022, (iv) unvested stock options to purchase 133,334 shares of our common stock at a price of $3.42 per share that will vest in two annual tranches beginning on December 30, 2022, (v) unvested stock options to purchase 135,000 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, (vi) 20,000 restricted stock units that will vest in two annual tranches beginning on June 23, 2022, and (vii) 32,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.
(13)
Excludes (i) unvested stock options to purchase 300,000 shares of our common stock at a price of $5.49 per share that will vest in four annual tranches beginning on July 6, 2022, (ii) unvested stock options to purchase 67,500 shares of our common stock at a price of $7.07 per share that will vest in three annual tranches beginning on December 28, 2022, and (iii) 50,000 restricted stock units that will vest in three annual tranches beginning on February 14, 2023.

(14)
Includes options to purchase 7,907,328 shares of our common stock at prices ranging from $0.79 per share to $4.70 per share. Excludes (i) unvested stock options to purchase 3,376,172 shares of our common stock at prices ranging from $2.86 to $7.07 per share, and (ii) 584,005 unvested restricted stock units.

Securities Authorized for Issuance under Equity Compensation Plans
The following table gives information about our common stock that may be issued upon the exercise of options as of December 31, 2021:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Securities issued under the 2014 and 2018 Plans	14,207,728	3.55	4,708,013	(1)

(1)	All remaining securities are under the 2018 Plan.
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
CEO Pay Ratio Disclosure
As required by Item 402(u) of Regulation
S-K,
the Compensation Committee reviewed a comparison of our CEO’s annual total compensation in fiscal year 2021 to that of all of our other employees for 2021. Registrants may identify the median employee once every three years unless there has been a change in their employee population or employee compensation arrangements that the registrant reasonably believes would result in a significant change in the pay ratio disclosure. We have elected to utilize the same median employee that we used in 2020 for the CEO Pay Ratio calculation. In 2020, we identified our median employee by reviewing the base salary, on an annualized basis, for all of our employees as of December 31, 2020, for the period from January 1, 2020 through December 31, 2020, excluding our CEO. After identifying our median employee, we calculated total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2021 Summary Compensation Table above.
The total annual compensation for fiscal year 2021 for our CEO was $2,089,432, as noted in the 2021 Summary Compensation table above. The median of the 2021 annual total compensation of all employees (other than our CEO) was $257,525. The resulting ratio of our CEO’s pay to the pay of our median employee for fiscal year 2021 was 8 to 1.

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
Independent Auditor Fees
The following table represents fees for professional audit and other services rendered by Grant Thornton LLP for the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit fees (1)	$361,495	$359,870
Audit-related fees	—	—

Total audit fees	361,495	359,870
Tax fees	—	—
All other fees	—	—

Total fees	$361,495	$359,870

(1)
Represents aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our financial statements included in our 2020 and 2021 Forms
10-K,
for their reviews of our quarterly reports during 2021 and 2020, and for their report on the effectiveness of our internal controls over financial reporting as of December 31, 2021 and 2020. Includes, for 2021, $9,575 for the audit of the financial statements of our wholly-owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd, a corporation organized in the Republic of Ireland. Includes, for 2020, $7,950 in fees in connection with a Form
S-3
Registration Statement.

Pre-Approval
of Audit Functions
Pursuant to its written charter, the Audit Committee is responsible for pre-approving
all audit and permitted
non-audit
services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm. 100% of the services provided to us by Grant Thornton in 2021 and 2020 were pre-approved
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
The Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee reviewed and discussed the audited financial statements with management and the independent auditors. In fulfilling its responsibilities, the Audit Committee discussed with the independent auditors the matters that are required to be discussed by Auditing Standard No. 1301 (Communication with Audit Committees). In addition, the Audit Committee received from the independent auditors the written disclosures and letter required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence, and the Audit Committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the Audit Committee also considered whether the provision of services by the independent auditors not related to the audit of our financial statements is compatible with maintaining the independent auditors’ independence. During such discussions, the independent auditors confirmed that, as of December 31, 2021, they were independent accountants with respect to our company within the meaning of applicable federal securities laws and the requirements of the PCAOB.
Based upon the Audit Committee’s discussions with management and the independent auditors and the Audit Committee’s review of the representations of management and the reports and letter of the independent auditors provided to the Audit Committee, the Audit Committee recommended to the Board that our audited financial statements for fiscal 2021 be included in our 2021 Original Form
10-K.
The Audit Committee also reviews all
non-audit
services being provided by the independent auditors and concludes that the provision of such services is compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The independent auditors performed no non-audit
services for us during fiscal 2021. The Audit Committee has discussed these matters with representatives of the independent auditors and our management and will monitor our compliance with any new restrictions as they are put in place to continue to ensure that the services provided by our independent accountants are compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
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

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form
10-K/A
to be signed by the undersigned, thereunto duly authorized, this 29 th
day of April, 2022.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2022

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2022

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	April 29, 2022

/s/ Philip H. Coelho Philip H. Coelho	Director	April 29, 2022

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	April 29, 2022

/s/ Donald A. Denkhaus Donald A. Denkhaus	Director	April 29, 2022

/s/ Richard J. Daly Richard J. Daly	Director	April 29, 2022

/s/ Molly Harper Molly Harper	Director	April 29, 2022