Form 10-Q
period 2022-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2022-05-10
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 102,780,151 shares of common stock, $0.001 par value per share, were outstanding as of May 6, 2022.

CATALYST PHARMACEUTICALS, INC.
INDEX
PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$178,372	$171,445
Short-term investments	19,424	19,821
Accounts receivable, net	10,552	6,619
Inventory	7,827	7,870
Prepaid expenses and other current assets	5,016	4,351

Total current assets	221,191	210,106
Operating lease right-of-use asset	2,957	3,017
Property and equipment, net	925	959
Deferred tax assets, net	21,890	23,697
Deposits	9	9

Total assets	$246,972	$237,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,139	$2,768
Accrued expenses and other liabilities	17,799	24,295

Total current liabilities	22,938	27,063
Operating lease liability, net of current portion	3,813	3,894

Total liabilities	26,751	30,957
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 102,956,685 shares and 102,992,913 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	103	103
Additional paid-in capital	236,191	233,186
Accumulated deficit	(15,620)	(26,310)
Accumulated other comprehensive income (loss)	(453)	(148)

Total stockholders’ equity	220,221	206,831

Total liabilities and stockholders’ equity	$246,972	$237,788

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Product revenue, net	$43,033	$30,205
License and other revenue	56	—

Total revenues	43,089	30,205

Operating costs and expenses:
Cost of sales	5,890	4,681
Research and development	3,403	3,007
Selling, general and administrative	16,430	12,716

Total operating costs and expenses	25,723	20,404

Operating income	17,366	9,801
Other income, net	93	81

Net income before income taxes	17,459	9,882
Income tax provision	4,218	2,219

Net income	$13,241	$7,663

Net income per share:
Basic	$0.13	$0.07

Diluted	$0.12	$0.07

Weighted average shares outstanding:
Basic	102,781,771	103,814,725

Diluted	109,041,096	106,680,344

Net income	$13,241	$7,663
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax of $94 and $0, respectively	(305)	(76)

Comprehensive income	$12,936	$7,587

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three months ended March 31, 2022 and 2021
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
		Shares	Amount	Capital	Deficit	Gain (Loss)
Balance at December 31, 2021	$—	102,993	$103	$233,186	$(26,310)	$(148)	$206,831
Issuance of stock options for services	—	—	—	1,623	—	—	1,623
Exercise of stock options for common stock	—	364	—	1,102	—	—	1,102
Amortization of restricted stock for services	—	—	—	280	—	—	280
Repurchase of common stock	—	(400)	—	—	(2,551)	—	(2,551)
Other comprehensive gain (loss)	—	—	—	—	—	(305)	(305)
Net income	—	—	—	—	13,241	—	13,241

Balance at March 31, 2022	$—	102,957	$103	$236,191	$(15,620)	$(453)	$220,221

	Preferred Stock	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
		Shares	Amount	Capital	Deficit	Gain (Loss)

Balance at December 31, 2020	$—	103,782	$104	$223,168	$(53,705)	$31	$169,598
Issuance of stock options for services	—	—	—	1,442	—	—	1,442
Exercise of stock options for common stock	—	90	—	188	—	—	188
Amortization of restricted stock for services	—	—	—	129	—	—	129
Repurchase of common stock	—	(67)	—	—	(293)	—	(293)
Other comprehensive gain (loss)	—	—	—	—	—	(76)	(76)
Net income	—	—	—	—	7,663	—	7,663

Balance at March 31, 2021	$—	103,805	$104	$224,927	$(46,335)	$(45)	$178,651

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$13,241	$7,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	34	97
Stock-based compensation	1,903	1,571
Deferred taxes	1,901	1,550
Change in accrued interest and accretion of discount on investments	(2)	(6)
Reduction in the carrying amount of right-of-use asset	60	—
(Increase) decrease in:
Accounts receivable, net	(3,933)	386
Inventory	43	261
Prepaid expenses and other current assets and deposits	(563)	85
Increase (decrease) in:
Accounts payable	2,371	(1,697)
Accrued expenses and other liabilities	(6,504)	(7,038)
Operating lease liability	(73)	942

Net cash provided by (used in) operating activities	8,478	3,814

Investing Activities:
Purchases of property and equipment	—	(911)
Purchases of investments	—	(6,000)

Net cash provided by (used in) investing activities	—	(6,911)

Financing Activities:
Proceeds from exercise of stock options	1,000	188
Repurchase of common stock	(2,551)	—

Net cash provided by (used in) financing activities	(1,551)	188

Net increase (decrease) in cash and cash equivalents	6,927	(2,909)
Cash and cash equivalents – beginning of period	171,445	130,237

Cash and cash equivalents – end of period	$178,372	$127,328

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$41	$—
Non-cash investing and financing activities:
Repurchase of common stock not yet settled at end of period	$—	$293
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,309
Proceeds from exercise of stock options not yet settled at end of period	$102	$—
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage biopharmaceutical company focused on in-licensing,
developing, and commercializing novel medicines for patients living with rare diseases. With exceptional patient focus, Catalyst is committed to developing a robust pipeline of cutting-edge, best-in-class
medicines for rare diseases.
Catalyst’s New Drug Application for FIRDAPSE
®
 (amifampridine) Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (“LEMS”) was approved in 2018 by the U.S. Food & Drug Administration (“FDA”), and FIRDAPSE
®
is commercially available in the United States as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE
®
 for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE
®
is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals.
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

a.
INTERIM FINANCIAL STATEMENTS.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2021 included in this Form
10-Q
was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 included in the 2021 Annual Report on
Form 10-K
filed by the Company with the SEC. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any future period or for the full 2022 fiscal year.

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

e.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At March 31, 2022 and December 31, 2021, investments consisted of short-term bond funds and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond funds and U.S. Treasuries held at March 31, 2022 are classified as available-for-sale
securities. The short-term bond funds are classified as current assets, which reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations, as necessary. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments, U.S Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are no non-current
investments as of March 31, 2022 and December 31, 2021.
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
available-for-sale
securities. See Note 3 (Investments).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At March 31, 2022 and December 31, 2021, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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

j.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At March 31, 2022 and December 31, 2021, the fair value of these instruments approximated their carrying value.

k.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$12,129	$12,129	$—	$—

U.S. Treasuries	$146,939	$146,939	$—	$—

Short-term investments:
Short-term bond funds	$19,424	$19,424	$—	$—

	Balances as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents:
Money market funds	$10,990	$10,990	$—	$—

U.S. Treasuries	$140,995	$140,995	$—	$—

Short-term investments:
Short-term bond funds	$19,821	$19,821	$—	$—

l.
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
non-lease
components, which are accounted for separately.

m.	SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock.
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
n.	REVENUE RECOGNITION.
Product Revenues:
The Company recognizes revenue when its customer obtains title of the promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods.

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three-months ended March 31, 2022 and 2021.
During the three-month periods ended March 31, 2022 and 2021, principally all of the Company’s sales of FIRDAPSE
®
in the United States were to its Customer.
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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2022 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2022 and 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of FIRDAPSE
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income through March 31, 2022 and 2021, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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
Provider Chargebacks and Discounts:
Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to the Customer, who directly purchases the product from the Company. The Customer charges the Company for the difference between what they paid for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue, net and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by the Customer, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist primarily of chargebacks that the Customer has claimed, but for which the Company has not yet issued a credit.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

Payments to and from the collaborator are presented in the statement of operations based on the nature of the Company’s business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments.
Refer to Note 9 (Collaborative and Licensing Arrangements), for further discussion on the Company’s collaborative and licensing arrangements.

o.
RESEARCH AND DEVELOPMENT.
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform research related services for the Company.

p.
ADVERTISING EXPENSE.
In connection with the FDA approval and commercial launch of FIRDAPSE
®
in 2019, the Company began to incur advertising costs. Advertising costs are expensed as incurred. The company incurred $0.7 million and $0.5 million in advertising costs during the three months ended March 31, 2022 and 2021, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income.

q.
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

r.
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
The Company currently has a single product, and only limited commercial experience, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, FIRDAPSE
®
, and expects FIRDAPSE
®
to constitute virtually all of product revenue for the foreseeable future. The Company’s success depends on its ability to continue to effectively commercialize FIRDAPSE
®
.
The Company relies exclusively on third parties to formulate and manufacture FIRDAPSE
®
and its drug candidates. The commercialization of FIRDAPSE
®
and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE
®
. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of its drugs.

s.	ROYALTIES. Royalties incurred in connection with the Company’s license agreement, as disclosed in Note 11 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

t.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

u.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2021, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

v.
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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended March 31,
	2022	2021
Basic weighted average common shares outstanding	102,781,771	103,814,725
Effect of dilutive securities	6,259,325	2,865,619

Diluted weighted average common shares outstanding	109,041,096	106,680,344

Outstanding common stock equivalents totaling approximately 2.3 million and 6.9 million, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2022 and 2021, respectively, as their effect would be anti-dilutive.

w.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

x.	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the three month period ending March 31, 2022.

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At March 31, 2022:
U.S. Treasuries - Cash equivalents	$146,939	$3	$—	$146,936
Short-term bond funds	19,424	—	(596)	20,020

Total	$166,363	$3	$(596)	$166,956

At December 31, 2021:
U.S. Treasuries - Cash equivalents	$140,995	$2	$—	$140,993
Short-term bond funds	19,821	—	(196)	20,017

Total	$160,816	$2	$(196)	$161,010

There were no realized gains or losses from
available-for-sale
securities for the three months ended March 31, 2022 or 2021.
The estimated fair values of
available-for-sale
securities at March 31, 2022, by contractual maturity, are summarized as follows (in thousands):

March 31, 2022

Due in one year or less	$166,363

4.	Inventory.
Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,769	$1,769
Work-in-process	4,557	5,172
Finished goods	1,501	929

Total inventory	$7,827	$7,870

5.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid manufacturing costs	$277	$307
Prepaid tax	186	564
Prepaid insurance	1,018	1,213
Prepaid subscriptions fees	895	909
Prepaid research fees	373	452
Prepaid commercialization expenses	1,215	195
Due from collaborative and licensing arrangements	232	105
Prepaid conference and travel expenses	387	279
Other	433	327

Total prepaid expenses and other current assets	$5,016	$4,351

6.	Operating Leases.

The Company

ha
s an operating lease agreement for its corporate office. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. There are no obligations under finance leases.
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
the amended lease during Q1 2021.
The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021

Operating lease cost	$108	$56
Supplemental cash flow information related to lease was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$121	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$22	$14
Supplemental balance sheet information related to lease was as follows

(in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$2,957	$3,017

Other current liabilities	$316	$308
Operating lease liabilities, net of current portion	3,813	3,894

Total operating lease liabilities	$4,129	$4,202

As of March 31, 2022 and December 31, 2021, the weighted average remaining lease term was
9.1
years and
9.3
years, respectively. The weighted average discount rate used to determine the operating lease liabilities was

4.51
% as of March 31, 2022 and December 31, 2021.
Remaining payments of lease liabilities as of March 31, 2022 were as follows (in thousands):

2022 (remaining nine months)	$371
2023	506
2024	522
2025	537
2026	553
Thereafter	2,598

Total lease payments	5,087
Less: imputed interest	(958)

Total	$4,129

Rent expense was approximately $0.1
million for both the three month periods ended March 31, 2022 and 2021.

7.	Property and Equipment, Net.
Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment	$51	$51
Furniture and equipment	203	203
Leasehold improvements	980	980
Less: Accumulated depreciation	(309)	(275)

Total property and equipment, net	$925	$959

8.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued preclinical and clinical trial expenses	$511	$659
Accrued professional fees	1,723	2,391
Accrued compensation and benefits	2,209	4,035
Accrued license fees	5,640	12,819
Accrued purchases	1,998	2,045
Accrued contributions	1,334	—
Operating lease liability	316	308
Accrued variable consideration	2,881	1,716
Accrued income tax	1,046	79
Other	141	243

Current accrued expenses and other liabilities	17,799	24,295

Lease liability – non-current	3,813	3,894

Non-current accrued expenses and other liabilities	3,813	3,894

Total accrued expenses and other liabilities	$21,612	$28,189

9.	Collaborative and Licensing Arrangements.
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
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of March 31, 2022 and 2021, no milestone payments have been earned.
There were no revenues from this collaborative arrangement for the three months ended March 31, 2022 or 2021. There were no expenses incurred, net, in connection with the collaborative arrangement for the three months ended March 31, 2022 or 2021, respectively.
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

9.	Collaborative and Licensing Arrangements (continued).

Under the arrangement, the Company will receive profit-sharing reports within nine days after quarter end from KYE. Revenue from sales of FIRDAPSE
®
by KYE will be recognized in the quarter in which the sales occurred.
Revenues from the arrangement with KYE for the three month period ended March 31, 2022 were not material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. There was no revenue from the arrangement with KYE for the three month period ended March 31, 2021. Total expenses incurred, net in connection with the agreement with KYE for both the three month periods ended March 31, 2022 and 2021 were not material and have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
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
There were no revenues from the arrangement with DyDo for the three months ended March 31, 2022. As of March 31, 2022, no milestone payments have been earned.

10.	Commitments and Contingencies.
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc. (“Jacobus”) for Ruzurgi
®
, another formulation of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi
®
, based on the Company’s belief that the approval violated its statutory rights to exclusivity under the Orphan Drug Act, in June 2019 the Company filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in the case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of 11 th
Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated the Company’s rights to Orphan Drug Exclusivity. In November 2021, Jacobus filed a motion seeking rehearing of the decision from the full 11 th
Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11 th
Circuit and the U.S. Supreme Court seeking a stay of the 11
th
Circuit’s ruling indicating that it would seek a review of the 11 th
Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 31, 2022, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11 th
Circuit, entered summary judgement in the Company’s favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021 decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for FIRDAPSE
®
has expired.

10.	Commitments and Contingencies (continued).

Jacobus has recently filed a writ of certiorari with the U.S. Supreme Court seeking review of the 11 th
Circuit’s decision. There can be no assurance as to whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11 th
Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively seeks to overturn the decision of the 11 th
Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of FIRDAPSE
®
’s orphan drug exclusivity.
The Company’s New Drug Submission (NDS) filing for FIRDAPSE
®
for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance for FIRDAPSE
®
on July 31, 2020. In August 2020, the Company entered into a license agreement with KYE Pharmaceuticals (KYE), pursuant to which the Company licensed the Canadian rights for FIRDAPSE
®
for the treatment of LEMS to KYE. On August 10, 2020, Health Canada issued a NOC to Jacobus’ licensee in Canada for Ruzurgi
®
for the treatment of LEMS. The Company initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by the Company. As such, the Company believes that its data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, the Company announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of FIRDAPSE
®
’s data protection rights. However, on June 28, 2021, the Company announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 the Company, along with our partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.
On March 11, 2022, the Company announced that the Company had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision. There can be no assurance as to the outcome of this proceeding.
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
®
equal to
7
% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year for the duration of any regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity.

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
The Company’s effective income tax rate was 24.2% and 22.5% for the three months ended March 31, 2022 and 2021, respectively.

Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences and offset by the orphan drug credit claimed.
The Company had no uncertain tax positions as of March 31, 2022 and December 31, 2021.

13.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at March 31, 2022 and December 31, 2021. No shares of preferred stock were outstanding at March 31, 2022 and December 31, 2021.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At March 31, 2022 and December 31, 2021, 102,956,685 and 102,992,913 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021. During the three months ended March 31, 2022 and 2021, 400,000 shares and 67,049 shares were repurchased for an aggregate purchase price of approximately $2.6 million and $0.3 million, respectively ($6.38 and $4.36 average price per share, respectively).
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

14.	Stock Compensation.
For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense as follows (in thousands):

	2022	2021
Research and development	$432	$389
Selling, general and administrative	1,471	1,182

Total stock-based compensation	$1,903	$1,571

Stock Options
As of March 31, 2022, there were outstanding stock options to purchase 14,209,789 shares of common stock, of which stock options to purchase 9,531,737 shares of common stock were exercisable as of March 31, 2022.
During the three months ended March 31, 2022 and 2021, the Company granted seven-year term options to purchase an aggregate of 410,000 and 560,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.6 million and $1.4 million, respectively, during the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022 and 2021, options to purchase 363,772 shares and 89,998 shares, respectively, of the Company’s common stock were exercised, with proceeds of $1.1 million and $0.2 million respectively, to the Company.
As of March 31, 2022, there was approximately $11.4 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.31 years.
Restricted Stock Units
The Company granted 474,500 restricted stock units during the three months ended March 31, 2022. There were no grants of restricted stock units to employees or directors during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.3 million and $0.1 million, respectively.
As of March 31, 2022, there was approximately $3.8 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.67 years.

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

•
Basis of Presentation
. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the first quarter of fiscal 2022.

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

•	Results of Operations . This section provides an analysis of our results of operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

•	Liquidity and Capital Resources . This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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
medicines for rare diseases.
We historically focused our efforts on developing products that treat diseases in the neuromuscular and neurological space, but in 2021 we made a strategic decision to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several potential opportunities to acquire companies with drug products in development or to in-license
or acquire drug products in development. However, no definitive agreements have been entered into to date and there can be no assurance that our efforts will be successful.
We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do.
Impact of the
COVID-19
pandemic on our business
The
COVID-19
pandemic has affected our business operations in numerous ways, and we continue to monitor applicable government modifications. At various times during the pandemic, we had to make modifications to our normal operations, including allowing our employees to work remotely. At present, our operations have returned to mostly being in-person,
with some contact with physicians by our commercial sales force still being done remotely. Notwithstanding, the
COVID-19
pandemic, including the emergence of new
COVID-19
variants, could affect the health and availability of our workforce as well as those of third parties whom we are relying upon to take similar measures.
Further, national, state and local governments in affected regions have implemented and may continue to implement in the future varying safety precautions, such as quarantines, border closures, increased border controls, travel restrictions, shelter-in-place
orders and shutdowns, business closures, cancellations of public gatherings, and other measures. Additionally, organizations and individuals may continue to take additional steps to avoid infection, including limiting travel and staying home from work. These measures may continue to disrupt our normal business operations.

We believe that because many healthcare providers who treat LEMS patients have delayed seeing new patients because of the pandemic, there has been a delay in the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, we believe that as conditions allow healthcare providers to resume seeing new patients in person on a regular basis, the impact of this aspect of the
COVID-19
pandemic on our business will likely lessen.
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
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc. (“Jacobus”) for Ruzurgi
®
, another formulation of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi
®
, based on our belief that the approval violated our statutory rights to exclusivity under the Orphan Drug Act, in June 2019 we filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in our case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of 11 th
Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity. In November 2021, Jacobus filed a motion seeking rehearing of the decision from the full 11 th
Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11 th
Circuit and the U.S. Supreme Court seeking a stay of the 11
th
Circuit’s ruling indicating that it would seek a review of the 11 th
Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 31, 2022, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11 th
Circuit, entered summary judgement in our favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021 decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for FIRDAPSE
®
has expired.

Jacobus has recently filed a writ of certiorari with the U.S. Supreme Court seeking review of the 11 th
Circuit’s decision. There can be no assurance as to whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11 th
Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively seeks to overturn the decision of the 11 th
Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of FIRDAPSE
®
’s orphan drug exclusivity.
We are actively working with parents and physicians of pediatric LEMS patients to make sure that such patients will be able to obtain FIRDAPSE
®
through appropriate legal and regulatory means. In addition, we recently filed an application with the FDA seeking approval for use of FIRDAPSE
®
by pediatric LEMS patients, although any effort to obtain such authorization is not guaranteed. For the adult LEMS patients who have been taking Ruzurgi
®
off-label
(who are believed to be a large majority of the patients currently taking Ruzurgi
®
), we are working with prescribers to transition such patients to FIRDAPSE
®
as needed.
Our New Drug Submission (NDS) filing for FIRDAPSE
®
for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals (KYE), pursuant to which we licensed the Canadian rights for FIRDAPSE
®
for the treatment of LEMS to KYE. On August 10, 2020, Health Canada issued a NOC to Jacobus’ licensee in Canada for Ruzurgi
®
for the treatment of LEMS. We initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of FIRDAPSE
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 we, along with our partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.
On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision. There can be no assurance as to the outcome of this proceeding.
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
®
for the symptomatic treatment of LEMS.
On June 28, 2021, we entered into a
sub-license
agreement with DyDo Pharma, Inc. (DyDo), pursuant to which we sub-licensed
to DyDo the Japanese rights for FIRDAPSE
®
for the treatment of LEMS. Under the terms of the Agreement, DyDo has the exclusive rights to commercialize the product, in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan. We are responsible for clinical and commercial supply, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities. Subject to the satisfaction of terms and conditions as set forth in the Agreement, we have earned an upfront payment and are eligible to receive further development and sales milestones for FIRDAPSE
®
, as well as revenue on product supplied to DyDo.
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

Capital Resources
At March 31, 2022, we had cash and investments of approximately $198 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE
®
or will continue to be profitable. Further, there can be no assurance that if we need additional funding in the future, such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Basis of Presentation
Revenues.
During the fiscal quarter ended March 31, 2022, we continued to generate revenues from product sales of FIRDAPSE
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE
®
. We received approval from Health Canada on July 31, 2020, for FIRDAPSE
®
for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched FIRDAPSE
®
in Canada. During the three months ended March 31, 2022, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE
®
in Canada.
For the fiscal quarter ended March 31, 2022, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.
For the fiscal quarter ended March 31, 2022, we generated no revenues from our collaborative agreement with DyDo Pharma. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2021 Annual Report on Form
10-K
that we filed with the SEC on March 16, 2022. Our most critical accounting policies and estimates include: accounting for revenue recognition, stock-based compensation and valuation allowance for deferred tax assets. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
included in our 2021 Annual Report on
Form 10-K.
Results of Operations
Revenues.
For the three months ended March 31, 2022 and 2021, we recognized $43.0 million and $30.2 million, respectively, in net revenue from product sales from FIRDAPSE
®
. The increase of approximately $12.8 million was due to increases in sales volumes of approximately 37.2% (a portion of which related to former Ruzurgi
®
patients who began taking FIRDAPSE
®
after Ruzurgi
®
was removed from the market at the beginning of February 2022) and net price increases. For the three months ended March 31, 2022, we also recognized $0.1 million in license and other revenue, as compared to $0 during the three months ended March 31, 2021. The increase was due to our license agreement with KYE Pharmaceuticals, Inc.
Cost of Sales.
Cost of sales was approximately $5.9 million for the three months ended March 31, 2022, compared to $4.7 million for the three months ended March 31, 2021. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreement. Royalties are payable on the terms set forth below in Liquidity and Capital Resources -
Contractual Obligations and Arrangements
, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year.

Research and Development Expenses.
Research and development expenses for the three months ended March 31, 2022 and 2021 were approximately $3.4 million and $3.0 million, respectively, and represented approximately 13% and 15% of total operating costs and expenses, respectively. Research and development expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,		Change
	2022	2021	$	%
Research and development expenses	$2,971	$2,618	353	13.5
Employee stock-based compensation	432	389	43	11.1

Total research and development expenses	$3,403	$3,007	396	13.2

Research and development expenses increased for the three months ended March 31, 2022, when compared to the same period in 2021. The increase was primarily due to the increase in employee compensation related to annual merit increases along with an increase in stock-based compensation expense due to an increase in the average share price. For the three months ended March 31, 2022, research and development expenses included costs relating to closing out sites for both the MuSK-MG
clinical trial and SMA type 3
proof-of-concept
trial. Research and development costs in the 2021 period included expenses relating to medical and regulatory affairs, our expanded access programs, and our efforts to develop a long-acting formulation of amifampridine phosphate.
We expect that research and development expenses will continue to be substantial in 2022 and beyond as we execute on our strategic initiative to acquire or in-license innovative
technology platforms and/or earlier stage programs in rare disease categories outside of neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 were approximately $16.4 million and $12.7 million, respectively, and represented approximately 64% and 62% of total operating costs and expenses for the three months ended March 31, 2022 and 2021, respectively. Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,		Change
	2022	2021	$	%
Selling	$6,790	$5,676	1,114	19.6
General and administrative	8,169	5,858	2,311	39.5
Employee stock-based compensation	1,471	1,182	289	24.5

Total selling, general and administrative expenses	$16,430	$12,716	3,714	29.2

For the three months ended March 31, 2022, selling, general and administrative expenses increased approximately $3.7 million, compared to the same period in 2021, primarily attributable to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $2.1 million, increases of sales commissions due to higher sales volume of approximately $0.5 million, and an approximately $0.7 million increase in employee compensation related to annual merit increases, the addition of the Chief Strategy Officer in July 2021 and an increase in stock-based compensation expense due to an increase in the average share price.
We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE
®
and take steps to expand our business.

Stock
-Based Compensation.
Total stock-based compensation for the three months ended March 31, 2022 and 2021 was $1.9 million and $1.6 million, respectively. In the first quarter of 2022 and 2021, grants were principally for stock options relating to year-end
bonus awards and grants to new employees.
Other Income, Net.
We reported other income, net in all periods, primarily relating to our investment of our cash and cash equivalents and investments. The balance stayed relatively consistent for the three months ended March 31, 2022 when compared to the same period in 2021. Other income, net, consists primarily of interest and dividend income.
Income Taxes.
Our effective income tax rate was 24.2% and 22.5% for the three months ended March 31, 2022 and 2021, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed.
We had no uncertain tax positions as of March 31, 2022 and December 31, 2021.
Net Income.
Our net income was $13.2 million for the three months ended March 31, 2022 ($0.13 per basic and $0.12 per diluted share) as compared to a net income of $7.7 million for the three months ended March 31, 2021 ($0.07 per basic and diluted share).
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple offerings of our securities and, since January 2019, from revenues from product sales of FIRDAPSE
®
. At March 31, 2022 we had cash and cash equivalents and investments aggregating $197.8 million and working capital of $198.3 million. At December 31, 2021, we had cash and cash equivalents and investments aggregating $191.3 million and working capital of $183.0 million. At March 31, 2022, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest bearing obligations and U.S. Treasuries.
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
Cash Flows.
Net cash provided by operating activities was $8.5 million and $3.8 million, respectively, for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, net cash provided by operating activities was primarily attributable to our net income of $13.2 million, an increase of $2.4 million in accounts payable, $1.9 million in deferred taxes and $2.0 million of non-cash
expenses. This was partially offset by increases of $3.9 million in accounts receivable, net and $0.6 million in prepaid expenses and other current and non-current
assets and decreases of $6.5 million in accrued expenses and other liabilities and $0.1 million in operating lease liability. During the three months ended March 31, 2021, net cash provided by operating activities was primarily attributable to our net income of $7.7 million, $1.6 million in deferred taxes, decreases in accounts receivable of $0.4 million, of $0.1 million in prepaid expenses and other current and non-current
assets and $0.3 million in inventory, an increase in operating lease liability of $0.9 million and of $1.7 million of non-cash
expenses. This was partially offset by decreases of $1.7 million in accounts payable and $7.0 million in accrued expenses and other liabilities.
There were no cash flows from investing activities for the three months ended March 31, 2022. Net cash used in investing activities was $6.9 million for the three months ended March 31, 2021, consisting primarily of purchases of investments.
Net cash used in financing activities during the three months ended March 31, 2022 was $1.6 million, consisting primarily of repurchases of common stock, partially offset by proceeds from the exercise of options to purchase shares of common stock. Net cash provided by financing activities during the three months ended March 31, 2021 was $0.2 million, consisting primarily of proceeds from the exercise of options to purchase shares of common stock.
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

For the three months ended March 31, 2022, we recognized an aggregate of approximately $5.6 million of royalties, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income.

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that required us to make base salary payments of approximately $0.7 million in 2022. The agreement expires in November 2022.

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
Caution Concerning Forward-Looking Statements
This report contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors” in our 2021 Annual Report on Form
10-K.
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
®
;

•	Whether our lawsuits against Jacobus Pharmaceutical Company (Jacobus) and the specialty pharmacy that distributed its product for patent infringement will be successful;

•
Whether Jacobus’ petition seeking Supreme Court review of the decision of the U.S. Court of Appeals for the 11 th
Circuit granting summary judgment in our favor in our case against the FDA will be granted, and, if the U.S. Supreme Court agrees to hear the case, whether they will overturn the decision of the 11 th
Circuit;

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

•
Whether the Canadian Court’s recent decision to overturn the approval of Ruzurgi
®
in Canada will be upheld on appeal and whether the Canadian Minister of Health will re-approve the NOC for Ruzurgi
®
notwithstanding the Court’s decision;

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

•
Whether our version of vigabatrin tablets will ever be approved by the FDA and successfully marketed by Endo, and whether we will earn milestone payments or royalties on sales of our version of generic vigabatrin tablets;

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

b.
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting, as defined in Rule
13a-15(f)
under the Securities and Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Ruzurgi
®
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc. (“Jacobus”) for Ruzurgi
®
, another formulation of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi
®
, based on our belief that the approval violated our statutory rights to exclusivity under the Orphan Drug Act, in June 2019 we filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in our case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of 11 th
Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity. In November 2021, Jacobus filed a motion seeking rehearing of the decision from the full 11 th
Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11 th
Circuit and the U.S. Supreme Court seeking a stay of the 11
th
Circuit’s ruling indicating that it would seek a review of the 11 th
Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 31, 2022, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11 th
Circuit, entered summary judgement in our favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021 decision in favor of Catalyst, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity (ODE) for FIRDAPSE
®
has expired.
Jacobus has recently filed a writ of certiorari with the U.S. Supreme Court seeking review of the 11 th
Circuit’s decision. There can be no assurance as to whether the U.S. Supreme Court will agree to hear the case, or whether, if the U.S. Supreme Court agrees to hear the case, Jacobus’ appeal to overturn the decision of the 11 th
Circuit will be successful. Similarly, there can be no assurance as to whether the U.S. Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively seeks to overturn the decision of the 11 th
Circuit, and whether any such legislation, if passed and signed into law, will retroactively affect the outcome of the 11 th
Circuit decision and allow the FDA to reinstate the approval of Ruzurgi
®
before the expiration of FIRDAPSE
®
’s orphan drug exclusivity.

Our New Drug Submission (NDS) filing for FIRDAPSE
®
for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals (KYE), pursuant to which we licensed the Canadian rights for FIRDAPSE
®
for the treatment of LEMS to KYE. On August 10, 2020, Health Canada issued a NOC to Jacobus’ licensee in Canada for Ruzurgi
®
for the treatment of LEMS. We initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing a NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of FIRDAPSE
®
’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 we, along with our partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.
On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision. There can be no assurance as to the outcome of this proceeding.
Patent Litigation
All of our patent rights for FIRDAPSE
®
are derived from our FIRDAPSE
®
license agreement. In August 2020, the United States Patent and Trademark Office (USPTO) allowed Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
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
In that regard, in October 2020, we filed lawsuits against Jacobus and the specialty pharmacy that distributed Ruzurgi
®
, PantherRx Rare LLC (PantherRx), for infringement of the ‘893 patent. The suits have been consolidated in a single action in the U.S. District Court for New Jersey. In August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuits arise from Jacobus’ and PantherRx’s sales, marketing and distribution of Ruzurgi
®
(amifampridine) Tablets, 10 mg. The lawsuits allege that the Ruzurgi
®
product infringes the ‘893 patent and the ‘128 patent when administered in accordance with its product labeling. The lawsuit seeks damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights. The lawsuit is in the discovery stage and there can be no assurance as to the results of these proceedings.

Other Litigation
From time to time we may become involved in legal proceedings arising in the ordinary course of business. Other than as set forth above, we believe that there is no litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 1A. RISK FACTORS
There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2021 Annual Report on Form
10-K
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
January 1, 2022 – January 31, 2022	400,000	$6.38	400,000	$25,361
February 1, 2022 – February 28, 2022	—	$—	—	$—
March 1, 2022 – March 31, 2022	—	$—	—	$—
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
Date: May 10, 2022