Form 10-Q
period 2022-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2022-08-09
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 102,819,504 shares of common stock, $0.001 par value per share, were outstanding as of August 5, 2022.

CATALYST PHARMACEUTICALS, INC.
INDEX
PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$210,912	$171,445
Short-term investments	9,876	19,821
Accounts receivable, net	9,587	6,619
Inventory	7,850	7,870
Prepaid expenses and other current assets	4,333	4,351

Total current assets	242,558	210,106
Operating lease right-of-use asset	2,895	3,017
Property and equipment, net	917	959
Deferred tax assets, net	20,930	23,697
Deposits	9	9

Total assets	$267,309	$237,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,315	$2,768
Accrued expenses and other liabilities	20,173	24,295

Total current liabilities	22,488	27,063
Operating lease liability, net of current portion	3,729	3,894

Total liabilities	26,217	30,957
Commitments and contingencies (Note 1 1 )
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 102,709,348 shares and 102,992,913 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	103	103
Additional paid-in capital	239,476	233,186
Retained earnings (accumulated deficit)	1,643	(26,310)
Accumulated other comprehensive income (loss) (Note 4)	(130)	(148)

Total stockholders’ equity	241,092	206,831

Total liabilities and stockholders’ equity	$267,309	$237,788

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$53,049	$33,636	$96,082	$63,841
License and other revenue	64	2,729	120	2,729

Total revenues	53,113	36,365	96,202	66,570

Operating costs and expenses:
Cost of sales	7,643	4,545	13,533	9,226
Research and development	3,983	4,450	7,386	7,457
Selling, general and administrative	12,918	11,532	29,348	24,248

Total operating costs and expenses	24,544	20,527	50,267	40,931

Operating income	28,569	15,838	45,935	25,639
Other income ( expense ), net	(324)	62	(231)	143

Net income before income taxes	28,245	15,900	45,704	25,782
Income tax provision	6,626	3,719	10,844	5,938

Net income	$21,619	$12,181	$34,860	$19,844

Net income per share:
Basic	$0.21	$0.12	$0.34	$0.19

Diluted	$0.20	$0.11	$0.32	$0.18

Weighted average shares outstanding:
Basic	102,795,600	103,407,803	102,788,719	103,610,138

Diluted	109,264,730	107,734,924	109,149,185	107,299,262

Net income	$21,619	$12,181	$34,860	$19,844
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of ( $101 ), $0, (7) and $0, respectively	323	8	18	(68)

Comprehensive income	$21,942	$12,189	$34,878	$19,776

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and six months ended June 30, 2022 and 2021
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2021	$—	102,993	$103	$233,186	$(26,310)	$(148)	$206,831
Issuance of stock options for services	—	—	—	1,623	—	—	1,623
Exercise of stock options for common stock	—	364	—	1,102	—	—	1,102
Amortization of restricted stock for services	—	—	—	280	—	—	280
Repurchase of common stock	—	(400)	—	—	(2,551)	—	(2,551)
Other comprehensive gain (loss)	—	—	—	—	—	(305)	(305)
Net income	—	—	—	—	13,241	—	13,241

Balance at March 31, 2022	—	102,957	103	236,191	(15,620)	(453)	220,221
Issuance of stock options for services	—	—	—	1,594	—	—	1,594
Exercise of stock options for common stock	—	345	—	1,282	—	—	1,282
Amortization of restricted stock for services	—	—	—	429	—	—	429
Repurchase of common stock	—	(600)	—	—	(4,356)	—	(4,356)
Issuance of common stock upon vesting of restricted stock units, net	—	7	—	(20)	—	—	(20)
Other comprehensive gain (loss)	—	—	—	—	—	323	323
Net income	—	—	—	—	21,619	—	21,619

Balance at June 30, 2022	$—	102,709	$103	$239,476	$1,643	$(130)	$241,092

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2020	$—	103,782	$104	$223,168	$(53,705)	$31	$169,598
Issuance of stock options for services	—	—	—	1,442	—	—	1,442
Exercise of stock options for common stock	—	90	—	188	—	—	188
Amortization of restricted stock for services	—	—	—	129	—	—	129
Repurchase of common stock	—	(67)	—	—	(293)	—	(293)
Other comprehensive gain (loss)	—	—	—	—	—	(76)	(76)
Net income	—	—	—	—	7,663	—	7,663

Balance at March 31, 2021	—	103,805	104	224,927	(46,335)	(45)	178,651
Issuance of stock options for services	—	—	—	1,388	—	—	1,388
Exercise of stock options for common stock	—	83	—	271	—	—	271
Amortization of restricted stock for services	—	—	—	130	—	—	130
Repurchase of common stock	—	(733)	(1)	—	(3,667)	—	(3,668)
Issuance of common stock upon vesting of restricted stock units, net	—	7	—	(17)	—	—	(17)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income	—	—	—	—	12,181	—	12,181

Balance at June 30, 2021	$—	103,162	$103	$226,699	$(37,821)	$(37)	$188,944

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$34,860	$19,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	71	128
Stock-based compensation	3,926	3,089
Deferred taxes	2,718	4,270
Change in accrued interest and accretion of discount on investments	9	(6)
Reduction in the carrying amount of right-of-use asset	122	108
Realized loss on sale of available-for-sale securities	633	—
(Increase) decrease in:
Accounts receivable, net	(2,968)	(305)
Inventory	20	(2,446)
Prepaid expenses and other current assets and deposits	18	687
Increase (decrease) in:
Accounts payable	(453)	(1,332)
Accrued expenses and other liabilities	(4,137)	(5,490)
Operating lease liability	(150)	942

Net cash provided by (used in) operating activities	34,669	19,489

Investing Activities:
Purchases of property and equipment	(29)	(912)
Purchases of investments	—	(10,000)
Proceeds from sale of available-for-sale securities	9,370	—

Net cash provided by (used in) investing activities	9,341	(10,912)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(20)	(17)
Proceeds from exercise of stock options	2,384	459
Repurchase of common stock	(6,907)	(3,961)

Net cash provided by (used in) financing activities	(4,543)	(3,519)

Net increase (decrease) in cash and cash equivalents	39,467	5,058
Cash and cash equivalents – beginning of period	171,445	130,237

Cash and cash equivalents – end of period	$210,912	$135,295

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,844	$341
Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,309

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
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
Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception and started reporting operating income during the year ended December 31, 2019. The Company has been able to fund its cash needs to date through offerings of its securities and from revenues from sales of its product. See Note 1
4
(Stockholders’ Equity).
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
filed by the Company with the SEC. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period or for the full 2022 fiscal year.

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

e.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At June 30, 2022 and December 31, 2021, investments consisted of short-term bond fund(s) and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The short-term bond fund and U.S. Treasuries held at June 30, 2022 are classified as available-for-sale securities. The short-term bond fund is classified as a current asset, which reflects management’s intention to use the proceeds from the sale of this investment to fund the Company’s operations, as necessary. The Company classifies
 U.S. Treasuries with stated maturities of greater than three months and less than one year in short-
term investments. U.S Treasuries
 with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are no non-current
investments as of June 30, 2022 and December 31, 2021.
The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in other income (expense), net and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income (expense), net in the consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale
debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income. The Company has not recorded an allowance for credit loss on its available-for-sale
securities. See Note 3 (Investments).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At June 30, 2022 and December 31, 2021, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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

i.
PROPERTY AND EQUIPMENT,
NET.
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever is shorter. Useful lives generally range from three to five years for computer equipment, from
five
to
 seven years for furniture and equipment, and from five to ten years for leasehold improvements. Expenditures for repairs and maintenance are charged to expenses as incurred.

j.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At June 30, 2022 and December 31, 2021, the fair value of these instruments approximated their carrying value.

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
liability.

	Fair Value Measurements at Reporting Date Using (in thousands)

	Balances as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,009	$15,009	$—	$—

U.S. Treasuries	$176,699	$176,699	$—	$—

Short-term investments:
Short-term bond fund	$9,876	$9,876	$—	$—

	Balances as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$10,990	$10,990	$—	$—

U.S. Treasuries	$140,995	$140,995	$—	$—

Short-term investments:
Short-term bond funds	$19,821	$19,821	$—	$—

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
The Company accounts for share repurchases by charging the excess of the repurchase price over the repurchased common stock’s par value entirely to retained earnings (accumulated deficit). All repurchased shares are retired and become authorized but unissued shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. The Company may terminate or modify its share repurchase program at any time.

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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and six months ended June 30, 2022 and 2021.
During the three and six months ended June 30, 2022 and 2021, principally all of the Company’s sales of FIRDAPSE
®
in the United States were to its Customer.
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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2022 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2022 and 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of FIRDAPSE
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive income through June 30, 2022 and 2021, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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
10
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

p.
ADVERTISING EXPENSE.
In connection with the FDA approval and commercial launch of FIRDAPSE
®
in 2019, the Company began to incur advertising costs. Advertising costs are expensed as incurred. The company incurred $0.8 million and $1.5 million in advertising costs during the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2021, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income.

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

s.
ROYALTIES.
Royalties incurred in connection with the Company’s license agreement for FIRDAPSE
®
, as disclosed in Note 1
2
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

u.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
Basic weighted average common shares outstanding	102,795,600	103,407,803	102,788,719	103,610,138
Effect of dilutive securities	6,469,130	4,327,121	6,360,466	3,689,124

Diluted weighted average common shares outstanding	109,264,730	107,734,924	109,149,185	107,299,262

Outstanding

common stock equivalents totaling approximately
2.2
 million were excluded from the calculation of
diluted
net income per common share for both the three and six months ended June 30, 2022, as their effect would be anti-dilutive. For the three and six months ended June 30, 2021, approximately
4.9
 million and
5.1
 million shares, respectively, of common stock were excluded from the calculation of diluted net income per common share as their effect would be anti-d ilutive
.

w.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

x.	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the three and six months ended June 30, 2022.

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At June 30, 2022:
U.S. Treasuries - Cash equivalents	$176,699	$—	$(39)	$176,738
Short-term bond fund	9,876	—	(130)	10,006

Total	$186,575	$—	$(169)	$186,744

At December 31, 2021:
U.S. Treasuries - Cash equivalents	$140,995	$2	$—	$140,993
Short-term bond funds	19,821	—	(196)	20,017

Total	$160,816	$2	$(196)	$161,010

There were realized losses from sale of
available-for-sale
securities of

$
633
thousand
during the three and six months ended June 30, 2022. There were no realized gains or losses from available-for-sale
securities during the three and six months ended June 30, 2021.
The estimated fair values of
available-for-sale
securities at June 30, 2022, by contractual maturity, are summarized as follows (in thousands):

June 30, 2022
Due in one year or less	$186,575

4.	Accumulated Other Comprehensive Income (Loss).
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale securities, the Company’s only component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022.
The amount reclassified out of accumulated other comprehensive income (loss), net of tax and into net income during the three and six months ended June 30, 2022, was solely due to a realized loss from sale of available-for-sale securities. There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2021.

Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$(453)

Other comprehensive loss before reclassifications	(310)
Amount reclassified from accumulated other comprehensive income	633

Net current period other comprehensive gain (loss)	323

Balance at June 30, 2022	$(130)

Balance at December 31, 2021	$(148)

Other comprehensive loss before reclassifications	(615)
Amount reclassified from accumulated other comprehensive income	633

Net current period other comprehensive gain (loss)	18

Balance at June 30, 2022	$(130)

5.	Inventory.
Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$—	$1,769
Work-in-process	6,592	5,172
Finished goods	1,258	929

Total inventory	$7,850	$7,870

6 .	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid manufacturing costs	$970	$307
Prepaid tax	96	564
Prepaid insurance	656	1,213
Prepaid subscriptions fees	697	909
Prepaid research fees	185	452
Prepaid commercialization expenses	914	195
Due from collaborative and licensing arrangements	217	105
Prepaid conference and travel expenses	204	279
Other	394	327

Total prepaid expenses and other current assets	$4,333	$4,351

1
7

7 .	Operating Leases.
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
The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
Operating lease cost	$108	$108	$216	$164
Supplemental cash flow information related to lease was as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$245	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$45	$36
Supplemental balance sheet information related to lease was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$2,895	$3,017

Other current liabilities	$322	$308
Operating lease liabilities, net of current portion	3,729	3,894

Total operating lease liabilities	$4,051	$4,202

As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term was 8.8 years and 9.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of June 30, 2022 and December 31, 2021.
Remaining payments of lease liabilities as of June 30, 2022 were as follows (in thousands):

2022 (remaining six months)	$246
2023	506
2024	522
2025	537
2026	553
Thereafter	2,598

Total lease payments	4,962
Less: imputed interest	(911)

Total	$4,051

Rent expense was approximately $0.1 million and $0.2
million for both the three and six months ended June 30, 2022 and 2021, respectively.

1
8

8 .	Property and Equipment, Net.
Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment	$51	$51
Furniture and equipment	223	203
Leasehold improvements	980	980
Less: Accumulated depreciation	(337)	(275)

Total property and equipment, net	$917	$959

9 .	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued preclinical and clinical trial expenses	$319	$659
Accrued professional fees	1,533	2,391
Accrued compensation and benefits	2,853	4,035
Accrued license fees	9,923	12,819
Accrued purchases	525	2,045
Operating lease liability	322	308
Accrued variable consideration	2,613	1,716
Accrued income tax	1,855	79
Other	230	243

Current accrued expenses and other liabilities	20,173	24,295

Lease liability – non-current	3,729	3,894

Non-current accrued expenses and other liabilities	3,729	3,894

Total accrued expenses and other liabilities	$23,902	$28,189

10 .	Collaborative and Licensing Arrangements.
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

1
9

1 0 .	Collaborative and Licensing Arrangements (continued).

The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Par. As of June 30, 2022 and 2021, no milestone payments have been earned.
There were no revenues from this collaborative arrangement for the three and six months ended June 30, 2022 or 2021. There were no expenses incurred, net, in connection with the collaborative arrangement for the three and six months ended June 30, 2022
. Total expenses incurred, net, in connection with the collaborative agreement for three and six months ended June 30, 2021 were approximately $45,000. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income.
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
Revenues from the arrangement with KYE for the three and six months ended June 30, 2022 and 2021 were not material. Revenue from sales of FIRDAPSE
®
to KYE is included in product revenue, net and revenues from profit sharing and milestones is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income.

Total expenses incurred, net in connection with the agreement with KYE for the three and six months ended June 30, 2022 and 2021 were no
t material and have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
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
®
, as well as revenue on product supplied to DyDo.

10 .	Collaborative and Licensing Arrangements (continued).

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
There were revenues of $0.5 million from the arrangement with DyDo for the three and six months ended June 30, 2022
, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income.
Revenues from the arrangement with DyDo for the three and six months ended June 30, 2021 were
approximately $2.7 million relating to the nonrefundable upfront license fee
, which is included in licensing and other revenue in the accompanying consolidated statements of operations and comprehensive income
. As of June 30, 2022, no milestone payments have been earned.

1 1 .	Commitments and Contingencies.
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc., or Jacobus, for Ruzurgi
®
, another formulation of amifampridine for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi
®
, based on the Company’s belief that the approval violated its statutory rights to exclusivity under the Orphan Drug Act, in June 2019 the Company filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in the Company’s case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of the U.S. Court of Appeals for the 11th Circuit issued a unanimous decision overturning the District Court’s decision. The appellate court adopted the Company’s argument that the FDA’s approval of Ruzurgi
®
violated the Company’s rights to Orphan Drug Exclusivity. On January 31, 2022, after Jacobus’ motions for stay were denied by the 11th Circuit and the U.S. Supreme Court, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11th Circuit, entered summary judgement in the Company’s favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the 11th Circuit decision, the final approval of the Ruzurgi
®
NDA had been switched to a tentative approval until the
7-year
orphan-drug exclusivity, or ODE, for FIRDAPSE
®
has expired, and Ruzurgi
®
was no longer available on the U.S. market. Subsequently, Jacobus filed a petition for Writ of Certiorari seeking U.S. Supreme Court review of the 11th Circuit’s decision.
In October 2020, the Company filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi
®
, PANTHERx Rare LLC, for infringement of the ‘893 patent. The lawsuits alleged that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. Further, in August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuit sought damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of the Company’s patent rights.
On July 11, 2022, the Company settled certain of its disputes with Jacobus. In connection with the settlement, the Company licensed the rights to develop and commercialize Ruzurgi
®
in the United States and Mexico (the “Territory”). Simultaneously, the Company purchased, among other intellectual property rights, Jacobus’ U.S. patents for Ruzurgi
®
, its new drug applications in the United States for Ruzurgi
®
, and certain Ruzurgi
®
inventory previously manufactured by Jacobus. At the same time, the Company received a license from Jacobus for use of its know-how
related to the manufacture of Ruzurgi
®
. Further, the Company settled the patent case, which has been dismissed without prejudice. Additionally, Jacobus has withdrawn its petition for Writ of Certiorari seeking review of the 11th Circuit’s decision. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE
®
or Ruzurgi
®
in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition
agreements containing the same terms.

2
1

1 1 .	Commitments and Contingencies (continued).

The Company’s New Drug Submission filing for FIRDAPSE
®
for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance, or NOC, on July 31, 2020. In August 2020, the Company entered into a license agreement with KYE Pharmaceuticals, or KYE, pursuant to which the Company licensed to KYE the Canadian rights for FIRDAPSE
®
for the treatment of LEMS. On August 10, 2020, Health Canada issued a NOC to Medunik (Jacobus’ licensee in Canada for Ruzurgi
®
) for the treatment of LEMS. Shortly thereafter, the Company initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing an NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by the Company. As such, the Company believes that its data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, the Company announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
®
in spite of FIRDAPSE
®
’s data protection rights. However, on June 28, 2021, the Company announced that Health Canada had re-issued
an NOC for Ruzurgi
®
, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 the Company, along with its partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.
On March 11, 2022, the Company announced that the Company had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi
®
for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision (which appeal is ongoing). As a result, Ruzurgi
®
is no longer currently available for sale in Canada. The settlement between Catalyst and Jacobus described above did not resolve the outstanding issues between the parties in Canada, and this dispute continues. There can be no assurance as to the outcome of this proceeding.
Additionally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition, or cash flows.

1 2 .	Agreements.

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
In January 2020, the Company was advised that BioMarin has transferred certain rights under the license agreement to SERB S.A.

2
2

1 2 .	Agreements (continued).

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

1 3 .	Income Taxes.
The Company’s effective income tax rate was 23.7% and 23.0% for the six months ended June 30, 2022 and 2021, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences and offset by the orphan drug credit claimed.
The Company had no uncertain tax positions as of June 30, 2022 and December 31, 2021.

1 4 .	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at June 30, 2022 and December 31, 2021. No shares of preferred stock were outstanding at June 30, 2022 and December 31, 2021.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At June 30, 2022 and December 31, 2021, 102,709,348 and 102,992,913 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021. During the three and six months ended June 30, 2022, 600 thousand
shares and 1.0
million

shares were repurchased for an aggregate purchase price of approximately $4.4 million and $6.9 million, respectively ($7.26 and $6.91 average price per share, respectively). During the three and six months ended June 30, 2021, approxim
atel
y
 733
thousand
shares and 800
thousand
shares were repurchased for an aggregate purchase price of approximately $3.7 million and $4.0 million, respectively ($5.00 and $4.95 average price per share, respectively).
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

2
3

1 5 .	Stock Compensation.
For the three and six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Research and development	$425	$376	$857	$765
Selling, general and administrative	1,598	1,142	3,069	2,324

Total stock-based compensation	$2,023	$1,518	$3,926	$3,089

Stock Options
As of June 30, 2022, there were outstanding stock options to purchase 13,859,919 shares of common stock, of which stock options to purchase 9,284,480 shares of common stock were exercisable.
During the three and six months ended June 30, 2022, the Company granted seven-year term options to purchase an aggregate of 33,000 and 443,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.6 million and $3.2 million, respectively, during the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2021, the Company granted seven-year term options to purchase an aggregate of 70,000 and 630,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.4 million and $2.8 million, respectively, during the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2022, options to purchase 345,593 shares and 709,365 shares, respectively, of the Company’s common stock were exercised, with proceeds of $1.3 million and $2.4 million respectively, to the Company.
During the three and six months ended June 30, 2021, options to purchase 83,332 shares and 173,330 shares, respectively, of the Company’s common stock were exercised, with proceeds of $0.3 million and $0.5 million respectively, to the Company.
As of June 30, 2022, there was approximately $9.8 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.15 years.
Restricted Stock Units
There were no grants of restricted stock units to employees or directors during the three months ended June 30, 2022. The Company granted 474,500 restricted stock units during the six months ended June 30, 2022. There were no grants of restricted stock units to employees or directors during the three or six months ended June 30, 2021. During the three and six months ended June 30, 2022, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2021, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.1 million and $0.3 million, respectively.
As of June 30, 2022, there was approximately $3.4 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.48 years.

1 6 .	Subsequent Events.
On July 11, 2022, the Company settled its ongoing patent infringement litigation with Jacobus Pharmaceutical Company, Inc., and PANTHERx Rare LLC. As part of the settlement, the Company has dismissed all claims related to the patent litigation between the companies and has acquired certain of Jacobus’s intellectual property rights, including rights to develop and commercialize Ruzurgi
®
in the U.S. and Mexico. See Note 1
1
.
In connection with the settlement, the Company has agreed to pay the following consideration to Jacobus:

•	$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022 and the balance of which will be paid over the next two years;

•
an annual royalty on the Company’s net sales (as defined in the License and Asset Purchase Agreement between the Company and Jacobus) of amifampridine products in the United States equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of the Company’s FIRDAPSE
®
patents in the United States, 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

•	If the Company were to receive a priority review voucher for FIRDAPSE ® or Ruzurgi ® in the future, 50% of the consideration paid by a third party to acquire that voucher will be paid to Jacobus.

2
4

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

•
Basis of Presentation
. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the second quarter of fiscal 2022.

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

•	Results of Operations . This section provides an analysis of our results of operations for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.

•	Liquidity and Capital Resources . This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

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
medicines for rare diseases.
We historically focused our efforts on developing products that treat diseases in the neuromuscular and neurological space, but in 2021 we made a strategic decision to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license
or acquire commercialized drug products or drug products in development. However, no definitive agreements have been entered into to date and there can be no assurance that our efforts to broaden and diversify our product portfolio will be successful.
We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do.
Impact of the
COVID-19
pandemic on our business
The
COVID-19
pandemic has affected our business operations in numerous ways, and we continue to monitor applicable government modifications. At various times during the pandemic, we had to make modifications to our normal operations, including allowing our employees to work remotely. At present, our operations have returned to mostly being in-person,
with some contact with physicians by our commercial sales force still being done remotely. Notwithstanding, the
COVID-19
pandemic, including the emergence of new
COVID-19
variants, could in the future adversely affect the health and availability of our workforce as well as those of third parties whom we are relying upon to take similar measures.

Further, national, state and local governments in affected regions have implemented and may continue to implement in the future varying safety precautions, such as quarantines, border closures, increased border controls, travel restrictions, shelter-in-place
orders and shutdowns, business closures, cancellations of public gatherings, mask mandates, and other measures. Additionally, organizations and individuals may continue to take additional steps to avoid infection. These measures may continue to disrupt our normal business operations.
We believe that because many healthcare providers who treat LEMS patients have delayed seeing new patients because of the pandemic, there continues to be a delay in the diagnosis of new LEMS patients and their initiating therapy, which has slowed our efforts to locate new patients who could benefit from our therapy. However, we believe that as healthcare providers resume seeing new patients in person on a regular basis, the impact of this aspect of the
COVID-19
pandemic on our business will likely lessen.
One area where we have not been impacted by the pandemic to date is in our supply chain. To date, we have been able to avoid material disruptions in the production of FIRDAPSE
®
and, based upon current estimates, we have sufficient inventory of FIRDAPSE
®
to meet current and foreseeable patient needs for at least the next 12 months.
FIRDAPSE
®
On November 28, 2018, we received approval from the FDA for FIRDAPSE
®
Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton myasthenic syndrome, or LEMS. In January 2019, we launched FIRDAPSE
®
in the United States. We sell our product through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 30 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of five medical science liaisons who are helping educate the medical communities and patients about LEMS and our programs supporting patients and access to FIRDAPSE
®
.
Further, we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allows our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating an adult LEMS patient who can benefit from FIRDAPSE
®
. Additionally, we use
non-personal
promotion to reach oncologists that may treat adult LEMS patients. We also are continuing to make available at no-cost
a LEMS voltage gated calcium channel antibody testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.
Finally, we are continuing to expand our digital and social media activities in order to introduce our product and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders, and the Myasthenia Gravis Foundation of America) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.
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
In order to help LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays
and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay
assistance program designed to keep
out-of-pocket
costs to not more than $10.00 per month (currently less than $2.00 per month) is available for all LEMS patients who are prescribed FIRDAPSE
®
. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE
®
patents
All of our patent rights for the patents currently listed for FIRDAPSE
®
in the Orange Book are derived from our license agreement for the product. In August 2020, the United States Patent and Trademark Office, or USPTO, allowed Patent No. 10,793,893 (the ’893 patent) to our licensor, and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
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
On December 24, 2021, the USPTO allowed continuing application, 11,268,128. On January 3, 2022, the USPTO allowed related continuing application 11,274,332. A further related continuing application, 11,274,331 was allowed on January 7, 2022. All three patents were issued in March 2022 as Patent Nos.11,268,128, 11,274,332, and 11,274,331, respectively, and extend the coverage of our patents to include fast metabolizers of amifampridine. The claims in each of these applications are now listed in the Orange Book for FIRDAPSE
®
.
We are also pursuing additional patent applications for FIRDAPSE
®
in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued which provide additional intellectual property protection for our drug product.
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
United States market
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc., or Jacobus, for Ruzurgi
®
, another formulation of amifampridine, for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi
®
, based on our belief that the approval violated our statutory rights to exclusivity under the Orphan Drug Act, in June 2019 we filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in our case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of the U.S. Court of Appeals for the 11th Circuit issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity. On January 31, 2022, after Jacobus’ motions for stay were denied by the 11th Circuit and the U.S. Supreme Court, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11th Circuit, entered summary judgement in our favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the 11th Circuit’s decision, the final approval of the Ruzurgi
®
NDA had been switched to a tentative approval until the
7-year
orphan-drug exclusivity, or ODE, for FIRDAPSE
®
has expired, and Ruzurgi
®
was no longer available on the U.S. market. Subsequently, Jacobus filed a petition for Writ of Certiorari seeking U.S. Supreme Court review of the 11th Circuit’s decision.
In October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi
®
, PANTHERx Rare LLC, for infringement of the ‘893 patent. The lawsuits alleged that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. Further, in August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuit sought damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.

On July 11, 2022, we settled certain of our disputes with Jacobus. In connection with the settlement, we licensed the rights to develop and commercialize Ruzurgi
®
in the United States and Mexico (the “Territory”). Simultaneously, we purchased, among other intellectual property rights, Jacobus’ U.S. patents related to Ruzurgi
®
, its new drug applications in the United States for Ruzurgi
®
, and certain Ruzurgi
®
inventory previously manufactured by Jacobus. At the same time, we received a license from Jacobus for use of its know-how
related to the manufacture of Ruzurgi
®
. Further, we settled the patent case, which has been dismissed without prejudice. Additionally, Jacobus has withdrawn its petition for writ of certiorari seeking review of the 11th Circuit’s decision. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE
®
or Ruzurgi
®
in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition
agreements containing the same terms.
We are actively working with parents and physicians of pediatric LEMS patients to make sure that such patients will be able to obtain access to an amifampridine product, whether FIRDAPSE
®
or the unapproved Ruzurgi
®
through appropriate legal and regulatory means. In addition, we recently filed a supplemental new drug application with the FDA seeking approval for the use of FIRDAPSE
®
to treat pediatric LEMS patients, although any effort to obtain such authorization is not guaranteed. For the adult LEMS patients who had prior to early February 2022 been taking Ruzurgi
®
off-label
(who are believed to have been the vast majority of the patients who were taking Ruzurgi
®
), we have largely transitioned all such patients to FIRDAPSE
®
. Finally, using the limited existing supply of Ruzurgi
®
that we purchased from Jacobus, we currently intend to continue to supply those patients with neuromuscular conditions other than LEMS who are without access to an approved drug and were being treated with Ruzurgi
®
at the time of the settlement under investigator-sponsored INDs.
We are advised that Jacobus shut down their manufacturing facility at the end of July 2022. Prior to the completion of our settlement with Jacobus, they had not brought in a contract manufacturer to manufacture Ruzurgi
®
going forward. We are currently evaluating our path forward for Ruzurgi
®
including whether to retain a contract manufacturer to manufacture additional supplies of the product. However, even if we decide to bring in a contract manufacturer to manufacture additional supplies of Ruzurgi
®
, it will take at least a year before we are in a position to manufacture additional supplies of the product.
Canadian market
Our New Drug Submission filing for FIRDAPSE
®
for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance, or NOC, on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals, or KYE, pursuant to which we licensed to KYE the Canadian rights for FIRDAPSE
®
for the treatment of LEMS. On August 10, 2020, Health Canada issued a NOC to Medunik (Jacobus’ licensee in Canada for Ruzurgi
®
) for the treatment of LEMS. Shortly thereafter, we initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing an NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
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
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision on Ruzurgi
®
in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision (which appeal is ongoing). As a result, Ruzurgi
®
is no longer currently available for sale in Canada while the appeal of the second favorable decision is appealed. The settlement between Catalyst and Jacobus described above did not resolve the outstanding issues between the parties in Canada, and this dispute continues. There can be no assurance as to the outcome of this proceeding.

Japanese market
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
®
for the symptomatic treatment of LEMS.
On June 28, 2021, we entered into a
sub-license
agreement with DyDo Pharma, Inc., or DyDo, pursuant to which we sub-licensed
to DyDo the Japanese rights for FIRDAPSE
®
for the treatment of LEMS. Under the terms of the Agreement, DyDo has the exclusive rights to commercialize the product, in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan. We are responsible for clinical and commercial supply, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities. Subject to the satisfaction of terms and conditions as set forth in the Agreement, we have earned an upfront payment and are eligible to receive further development and sales milestones for FIRDAPSE
®
, as well as revenue on product supplied to DyDo.
In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE
®
for the treatment of LEMS. We anticipate completion of that study sometime in 2023. There can be no assurance that this trial will be successful or that DyDo will be granted the right to commercialize FIRDAPSE
®
in Japan.
Capital Resources
At June 30, 2022, we had cash and investments of approximately $220.8 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE
®
or will continue to be profitable. Further, there can be no assurance that if we need additional funding in the future, such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.
Basis of Presentation
Revenues.
During the three and six months ended June 30, 2022, we continued to generate revenues from product sales of FIRDAPSE
®
in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE
®
. We received approval from Health Canada on July 31, 2020, for FIRDAPSE
®
for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched FIRDAPSE
®
in Canada. During the three and six months ended June 30, 2022, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE
®
in Canada.
For the three and six months ended June 30, 2022, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.
For the three and six months ended June 30, 2022, we generated $0.5 million in revenues from our collaborative agreement with DyDo. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.

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
Income Taxes.
Our effective income tax rate is the ratio of income tax expense (benefit) over our net income before income taxes.
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
Form 10-K.
Results of Operations
Revenues.
For the three and six months ended June 30, 2022, we recognized $53.0 million and $96.1 million, respectively, in net revenue from product sales from FIRDAPSE
®
compared to $33.6 million and $63.8 million, respectively, for the three and six months ended June 30, 2021. The increases in both periods of approximately $19.4 million and $32.2 million, respectively, was due to increases in sales volumes of approximately 50.5% and 44.1% (a portion of which related to former Ruzurgi
®
patients who began taking FIRDAPSE
®
after Ruzurgi
®
was removed from the market at the beginning of February 2022), respectively, and price increases approximating increases in the cost-of-living.
For the three and six months ended June 30, 2022, we also recognized $0.1 million in license and other revenue, as compared to $2.7 million during the three and six months ended June 30, 2021. The decrease was primarily due to our license agreement with DyDo Pharma, Inc.
Cost of Sales.
Cost of sales was approximately $7.6 million and $13.5 million for the three and six months ended June 30, 2022, compared to $4.5 million and $9.2 million for the three and six months ended June 30, 2021. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreement. Royalties are payable on the terms set forth below in Liquidity and Capital Resources -
Contractual Obligations and Arrangements
, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year.
Research and Development Expenses.
Research and development expenses for the three months ended June 30, 2022 and 2021 were approximately $4.0 million and $4.5 million, respectively, and represented approximately 16% and 22% of total operating costs and expenses, respectively. Research and development expenses for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Change
	2022	2021	$	%
Research and development expenses	$3,558	$4,074	(516)	(12.7)
Employee stock-based compensation	425	376	49	13.0

Total research and development expenses	$3,983	$4,450	(467)	(10.5)

Research and development expenses for the six months ended June 30, 2022 and 2021 were approximately $7.4 million and $7.5 million, respectively, and represented approximately 15% and 18% of total operating costs and expenses, respectively. Research and development expenses for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six months ended June 30,		Change
	2022	2021	$	%

Research and development expenses	$6,529	$6,692	(163)	(2.4)
Employee stock-based compensation	857	765	92	12.0

Total research and development expenses	$7,386	$7,457	(71)	(1.0)

Research and development expenses stayed relatively consistent for the three and six months ended June 30, 2022, when compared to the same periods in 2021. For the six months ended June 30, 2022, research and development expenses included costs relating to closing out sites for both the MuSK-MG
clinical trial and SMA type 3
proof-of-concept
trial. Research and development costs in the 2021 period included expenses relating to medical and regulatory affairs, our expanded access programs, and our efforts to develop a long-acting formulation of amifampridine phosphate (which efforts have been discontinued).
We expect that research and development expenses will continue to be substantial in 2022 and beyond as we execute on our strategic initiative to acquire or in-license innovative
technology platforms and/or earlier stage programs in rare disease categories outside of neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were approximately $12.9 million and $11.5 million, respectively, and represented approximately 53% and 56% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Change
	2022	2021	$	%

Selling	$7,268	$5,981	1,287	21.5
General and administrative	4,052	4,409	(357)	(8.1)
Employee stock-based compensation	1,598	1,142	456	39.9

Total selling, general and administrative expenses	$12,918	$11,532	1,386	12.0

Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were approximately $29.3 million and $24.2 million, respectively, and represented approximately 58% and 59% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six months ended June 30,		Change
	2022	2021	$	%

Selling	$14,058	$11,657	2,401	20.6
General and administrative	12,221	10,267	1,954	19.0
Employee stock-based compensation	3,069	2,324	745	32.1

Total selling, general and administrative expenses	$29,348	$24,248	5,100	21.0

For the three and six months ended June 30, 2022, selling, general and administrative expenses increased approximately $1.4 million and $5.1 million, respectively, when compared to the same periods in 2021. The increase for the six months ended June 30, 2022 was primarily attributable to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $2.1 million, increases of sales commissions due to higher sales volume of approximately $1.2 million, approximately $1.5 million increase in employee compensation related to annual merit increases and an increase in stock-based compensation expense due to an increase in the average share price.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE
®
and take steps to expand our business.
Stock
-Based Compensation.
Total stock-based compensation for the three and six months ended June 30, 2022 was $2.0 million and $3.9 million, respectively, and for the three and six months ended June 30, 2021 were $1.5 million and $3.1 million, respectively. In the first half of 2022 and 2021, grants were principally for stock options relating to year-end
bonus awards and grants to new employees.
Other Income (Expense), Net.
We reported other income (expense), net in all periods, primarily relating to our investment of our cash and cash equivalents and investments. During the three and six months ended June 30, 2022, this was offset by realized losses from the sale of available-for-sale
securities. During the three and six months ended June 30, 2021, other income (expense), net, consisted primarily of interest and dividend income.
Income Taxes.
Our effective income tax rate was 23.7% and 23.0% for the six months ended June 30, 2022 and 2021, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed.
We had no uncertain tax positions as of June 30, 2022 and December 31, 2021.
Net Income.
Our net income was $21.6 million and $34.9 million, respectively, for the three and six months ended June 30, 2022 ($0.21 and $0.34, respectively, per basic and $0.20 and $0.32, respectively, per diluted share) as compared to net income of $12.2 million and $19.8 million, respectively, for the three and six months ended June 30, 2021 ($0.12 and $0.19, respectively, per basic and $0.11 and $0.18, respectively, per diluted share).
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple offerings of our securities and, since January 2019, from revenues from product sales of FIRDAPSE
®
. At June 30, 2022 we had cash and cash equivalents and investments aggregating $220.8 million and working capital of $220.1 million. At December 31, 2021, we had cash and cash equivalents and investments aggregating $191.3 million and working capital of $183.0 million. At June 30, 2022, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest bearing obligations and U.S. Treasuries.
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
Cash Flows.
Net cash provided by operating activities was $34.7 million and $19.5 million, respectively, for the six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, net cash provided by operating activities was primarily attributable to our net income of $34.9 million, $2.7 million in deferred taxes and $4.8 million of non-cash

expenses. This was partially offset by an increase of $3.0 million in accounts receivable, net and decreases of $0.5 million in accounts payable, $4.1 million in accrued expenses and other liabilities and $0.1 million in operating lease liability. During the six months ended June 30, 2021, net cash provided by operating activities was primarily attributable to our net income of $19.8 million, a decrease of $0.7 million in prepaid expenses and other current and non-current

assets, an increase of $0.9 million in operating lease liability, $4.3 million in deferred taxes and of $3.3 million of non-cash

expenses. This was partially offset by increases of $0.3 million in accounts receivable, $2.4 million in inventory and decreases of $1.3 million in accounts payable and $5.5 million in accrued expenses and other liabilities.
Net cash provided by investing activities for the six months ended June 30, 2022 was $9.3 million and consisted primarily of proceeds from the sale of available-for-sale
securities. Net cash used in investing activities was $10.9 million for the six months ended June 30, 2021, consisting primarily of purchases of investments.
Net cash used in financing activities during the six months ended June 30, 2022 and 2021 was $4.5 million and $3.5 million, respectively, consisting primarily of repurchases of common stock offset partially by proceeds from exercise of stock options.

Contractual Obligations and Arrangements.
We have entered into the following contractual arrangements with respect to sales of FIRDAPSE
®
:

•	Payments due under our license agreement for FIRDAPSE ® . We currently pay the following royalties under our license agreement:

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

For the three and six months ended June 30, 2022, we recognized an aggregate of approximately $7.1 million and $12.7 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.
Further, if DyDo is successful in obtaining the right to commercialize FIRDAPSE
®
in Japan, we will pay royalties to our licensor on net sales in Japan equal to a similar percentage to the royalties that we are currently paying under our original license agreement for North America.

•	Payments due to Jacobus. In connection with its recent settlement with Jacobus, Catalyst has agreed to pay the following consideration to Jacobus:

•	$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022 and the balance of which will be paid over the next two years;

•
An annual royalty on Catalyst’s net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the United States equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of Catalyst’s FIRDAPSE
®
patents in the United States, 2.5% (with a minimum annual royalty of $5 million per year);
provided, however
, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

•	If Catalyst were to receive a priority review voucher for FIRDAPSE ® or Ruzurgi ® in the future, 50% of the consideration paid by a third party to acquire that voucher will be paid to Jacobus.
We also have entered into the following contractual arrangements:

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that required us to make base salary payments of approximately $0.7 million in 2022. The agreement expires in November 2022.

•	Purchase commitment . We have entered into a purchase commitment with a contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2023.

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

•	The impact of the COVID-19 pandemic on our business or on the economy generally;

•	Whether we will be able to continue to successfully market FIRDAPSE ® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE ® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose taken by patients changes over time and affects our results of operations;

•	Whether FIRDAPSE ® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE ® on a profitable and cash flow positive basis;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE
®
;

•	Whether there will be a post-closing review by antitrust regulators of Catalyst’s transaction with Jacobus and the outcome of any such review;

•
Whether we will have a sufficient supply of Ruzurgi
®
to continue to provide Ruzurgi
®
to patients with neuromuscular conditions other than LEMS who do not have access to an amifampridine product and who were being treated with Ruzurgi
®
at the time of the settlement under investigator-sponsored INDs;

•
Whether the United States Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively overturns the decision of the U.S. Court of Appeals for the 11 th
Circuit, and the impact, if any, of any such change in the law on us;

•	Whether our patents will be sufficient to eliminate generic competition for FIRDAPSE ® after our exclusivity for FIRDAPSE ® expires in November 2025;

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
the NOC for Ruzurgi
®
notwithstanding the Court’s decision;

•	The impact on sales of FIRDAPSE ® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether our collaboration partner in Japan, DyDo, will successfully complete the clinical trial in Japan that will be required to seek approval to commercialize FIRDAPSE ® in Japan;

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE ® in Japan;

•	Whether our efforts to grow our business beyond FIRDAPSE ® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions; and

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

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in
Rules 13a-15(e)
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.
During the three months ended June 30, 2022, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc., or Jacobus, for Ruzurgi
®
, another formulation of amifampridine, for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi
®
, based on our belief that the approval violated our statutory rights to exclusivity under the Orphan Drug Act, in June 2019 we filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in our case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of the U.S. Court of Appeals for the 11th Circuit issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of Ruzurgi
®
violated our rights to Orphan Drug Exclusivity. On January 31, 2022, after Jacobus’ motions for stay were denied by the 11th Circuit and the U.S. Supreme Court, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11th Circuit, entered summary judgement in our favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the 11th Circuit decision, the final approval of the Ruzurgi
®
NDA was switched to a tentative approval until the
7-year
orphan-drug exclusivity, or ODE, for FIRDAPSE
®
has expired, and Ruzurgi
®
was no longer available on the U.S. market. Subsequently, Jacobus filed a petition for Writ of Certiorari seeking U.S. Supreme Court review of the 11th Circuit’s decision.
In October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi
®
, PANTHERx Rare LLC, for infringement of the ‘893 patent. The lawsuits alleged that the Ruzurgi
®
product infringes the ‘893 patent when administered in accordance with its product labeling. Further, in August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuit sought damages and injunctive relief to prevent further marketing of Ruzurgi
®
in violation of our patent rights.
On July 11, 2022, we settled certain of our disputes with Jacobus. In connection with the settlement, we licensed the rights to develop and commercialize Ruzurgi
®
in the United States and Mexico (the “Territory”). Simultaneously, we purchased, among other intellectual property rights, Jacobus’ U.S. patents for Ruzurgi
®
, its new drug applications in the United States for Ruzurgi
®
, and certain Ruzurgi
®
inventory previously manufactured by Jacobus. At the same time, we received a license from Jacobus for use of its know-how
related to the manufacture of Ruzurgi
®
. Further, we settled the patent case, which has been dismissed without prejudice. Additionally, Jacobus has withdrawn its petition for writ of certiorari seeking review of the 11th Circuit’s decision. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE
®
or Ruzurgi
®
in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ officers, also signed individual non-competition
agreements containing the same terms.
Our New Drug Submission filing for FIRDAPSE
®
for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance, or NOC, on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals, or KYE, pursuant to which we licensed to KYE the Canadian rights for FIRDAPSE
®
for the treatment of LEMS. On August 10, 2020, Health Canada issued a NOC to Medunik (Jacobus’ licensee in Canada for Ruzurgi
®
) for the treatment of LEMS. Shortly thereafter, we initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi
®
as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing an NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi
®
Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi
®
needed to meet the standards of the Canadian Food and Drugs Act.

On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi
®
and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi
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
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision on Ruzurgi
®
in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision (which review is currently ongoing). As a result, Ruzurgi
®
is no longer currently available for sale in Canada while the appeal of the second favorable decision is appealed. The settlement between Catalyst and Jacobus described above did not resolve the outstanding issues between the parties in Canada, and this dispute continues. There can be no assurance as to the outcome of this proceeding.
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
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
April 1, 2022 – April 30, 2022	200,000	$7.97	200,000	$23,767
May 1, 2022 – May 31, 2022	62,591	$6.82	62,591	$23,341
June 1, 2022 – June 30, 2022	337,409	$6.93	337,409	$21,003

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
Date: August 9, 2022