Form 10-Q
period 2022-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2022-11-09
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 104,071,350 shares of common stock, $0.001 par value per share, were outstanding as of November 7, 2022.

CATALYST PHARMACEUTICALS, INC.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$256,065	$171,445
Short-term investments	—	19,821
Accounts receivable, net	9,337	6,619
Inventory	7,132	7,870
Prepaid expenses and other current assets	3,776	4,351

Total current assets	276,310	210,106
Operating lease right-of-use asset	2,833	3,017
Property and equipment, net	882	959
License and acquired intangibles, net	33,051	—
Deferred tax assets, net	20,029	23,697
Deposits	9	9

Total assets	$333,114	$237,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,529	$2,768
Accrued expenses and other liabilities	42,152	24,295

Total current liabilities	44,681	27,063
Operating lease liability, net of current portion	3,643	3,894
Other non-current liabilities	14,749	—

Total liabilities	63,073	30,957
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 104,064,683 shares and 102,992,913 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	104	103
Additional paid-in capital	245,514	233,186
Retained earnings (accumulated deficit)	24,391	(26,310)
Accumulated other comprehensive income (loss) (Note 4)	32	(148)

Total stockholders’ equity	270,041	206,831

Total liabilities and stockholders’ equity	$333,114	$237,788

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$57,173	$35,890	$153,255	$99,731
License and other revenue	71	64	191	2,793

Total revenues	57,244	35,954	153,446	102,524

Operating costs and expenses:
Cost of sales	9,665	5,310	23,198	14,536
Research and development	8,310	4,487	15,696	11,944
Selling, general and administrative	14,167	12,153	43,515	36,401

Total operating costs and expenses	32,142	21,950	82,409	62,881

Operating income	25,102	14,004	71,037	39,643
Other income (expense), net	905	68	674	211

Net income before income taxes	26,007	14,072	71,711	39,854
Income tax provision	3,259	3,743	14,103	9,681

Net income	$22,748	$10,329	$57,608	$30,173

Net income per share:
Basic	$0.22	$0.10	$0.56	$0.29

Diluted	$0.20	$0.10	$0.52	$0.28

Weighted average shares outstanding:
Basic	103,318,572	103,196,550	102,967,280	103,470,762

Diluted	111,986,025	107,843,196	110,352,214	107,476,175

Net income	$22,748	$10,329	$57,608	$30,173
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of ($52), $0, ($59) and $0, respectively	162	(26)	180	(94)

Comprehensive income	$22,910	$10,303	$57,788	$30,079

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and nine months ended September 30, 2022
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2021	$—	102,993	$103	$233,186	$(26,310)	$(148)	$206,831
Issuance of stock options for services	—	—	—	1,623	—	—	1,623
Exercise of stock options for common stock	—	364	—	1,102	—	—	1,102
Amortization of restricted stock for services	—	—	—	280	—	—	280
Repurchase of common stock	—	(400)	—	—	(2,551)	—	(2,551)
Other comprehensive gain (loss)	—	—	—	—	—	(305)	(305)
Net income	—	—	—	—	13,241	—	13,241

Balance at March 31, 2022	—	102,957	103	236,191	(15,620)	(453)	220,221
Issuance of stock options for services	—	—	—	1,594	—	—	1,594
Exercise of stock options for common stock	—	345	—	1,282	—	—	1,282
Amortization of restricted stock for services	—	—	—	429	—	—	429
Repurchase of common stock	—	(600)	—	—	(4,356)	—	(4,356)
Issuance of common stock upon vesting of restricted stock units, net	—	7	—	(20)	—	—	(20)
Other comprehensive gain (loss)	—	—	—	—	—	323	323
Net income	—	—	—	—	21,619	—	21,619

Balance at June 30, 2022	—	102,709	103	239,476	1,643	(130)	241,092
Issuance of stock options for services	—	—	—	1,621	—	—	1,621
Exercise of stock options for common stock	—	1,356	1	3,983	—	—	3,984
Amortization of restricted stock for services	—	—	—	434	—	—	434
Other comprehensive gain (loss)	—	—	—	—	—	162	162
Net income	—	—	—	—	22,748	—	22,748

Balance at September 30, 2022	$—	104,065	$104	$245,514	$24,391	$32	$270,041

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

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income	$57,608	$30,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	106	159
Stock-based compensation	5,981	4,601
Amortization of intangible assets	518	—
Deferred taxes	3,652	6,571
Change in accrued interest and accretion of discount on investments	17	(9)
Reduction in the carrying amount of right-of-use asset	184	216
Realized loss on sale of available-for-sale securities	762	—
Acquired research and development inventory expensed from asset acquisition	4,130	—
(Increase) decrease in:
Accounts receivable, net	(2,718)	(638)
Inventory	738	(2,299)
Prepaid expenses and other current assets and deposits	575	3,900
Increase (decrease) in:
Accounts payable	(239)	(1,504)
Accrued expenses and other liabilities	4,885	(916)
Operating lease liability	(229)	942

Net cash provided by (used in) operating activities	75,970	41,196

Investing Activities:
Purchases of property and equipment	(29)	(980)
Purchases of investments	—	(10,000)
Proceeds from sale of available-for-sale securities	19,238	—
Payment in connection with license agreement	(10,000)	—

Net cash provided by (used in) investing activities	9,209	(10,980)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(20)	(17)
Proceeds from exercise of stock options	6,368	3,414
Repurchase of common stock	(6,907)	(9,014)

Net cash provided by (used in) financing activities	(559)	(5,617)

Net increase (decrease) in cash and cash equivalents	84,620	24,599
Cash and cash equivalents – beginning of period	171,445	130,237

Cash and cash equivalents – end of period	$256,065	$154,836

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,344	$1,438
Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,309
Liabilities arising from asset acquisition	$27,699	$—
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage biopharmaceutical company focused on in-licensing, developing, and commercializing novel medicines for patients living with rare diseases. With exceptional patient focus, Catalyst is committed to developing a robust pipeline of cutting-edge, best-in-class medicines for rare diseases.
Catalyst’s New Drug Application for FIRDAPSE® (amifampridine) Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (“LEMS”) was approved in 2018 by the U.S. Food & Drug Administration (“FDA”), and FIRDAPSE® is commercially available in the United States as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE® for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE® is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals. Finally, in the third quarter of 2022, the FDA approved the Company’s sNDA approving an expansion of the FIRDAPSE® label to include pediatric patients (ages six and older
).
Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its product. The Company incurred operating losses in each period from inception and started reporting operating income during the year ended December 31, 2019. The Company has been able to fund its cash needs to date through offerings of its securities and from revenues from sales of its product. See Note 15 (Stockholders’ Equity).
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
filed by the Company with the SEC. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any future period or for the full 2022 fiscal year.

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

d.
CASH AND CASH EQUIVALENTS.
The Company considers all highly liquid instruments, purchased with an original maturity of three months or less, to be cash equivalents. Cash equivalents consist mainly of money market funds and U.S. Treasuries. The Company has substantially all its cash and cash equivalents deposited with one financial institution. These amounts exceed federally insured limits.

e.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At September 30, 2022, investments consisted of U.S. Treasuries. At December 31, 2021, investments consisted of short-term bond funds and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The U.S. Treasuries held at September 30, 2022 are classified as available-for-sale
securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are no non-current
investments as of September 30, 2022 and December 31, 2021.
The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income, and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income (expense), net in the consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale
debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income. The Company has not recorded an allowance for credit loss on its available-for-sale
securities. See Note 3 (Investments).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At September 30, 2022 and December 31, 2021, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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

j.
INTANGIBLE ASSETS, NET.
Identifiable intangible assets with a finite life are comprised of licensed rights and other acquired intangible assets and are amortized on a straight-line basis over the respective estimated useful life.

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss.
There were no
impairment charges recognized on finite lived intangibles for the three or nine months ended September 30, 2022. There were no finite lived intangible assets at December 31, 2021.

k.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At September 30, 2022 and December 31, 2021, the fair value of these instruments approximated their carrying value.

l.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$10,336	$10,336	$—	$—

U.S. Treasuries	$227,349	$227,349	$—	$—

	Balances as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$10,990	$10,990	$—	$—

U.S. Treasuries	$140,995	$140,995	$—	$—

Short-term investments:
Short-term bond funds	$19,821	$19,821	$—	$—

m.
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
non-lease
components, which are accounted for separately.

n.	SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

o.	REVENUE RECOGNITION.
Product Revenues:
The Company recognizes revenue when its customer obtains title of the promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods. Subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the “Customer”), which is the exclusive distributor of FIRDAPSE® in the United States. The Customer subsequently resells FIRDAPSE® to a small group of exclusive specialty pharmacies (“SPs”) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of FIRDAPSE®.
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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2022 and 2021.
During the three and nine months ended September 30, 2022 and 2021, principally all of the Company’s sales of FIRDAPSE® in the United States were to its Customer.
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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2022 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2022 and 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of FIRDAPSE® to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through September 30, 2022 and 2021, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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
Bridge and Patient Assistance Programs:
The Company provides FIRDAPSE® free of charge to uninsured patients who satisfy pre-established criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free FIRDAPSE® while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for FIRDAPSE®. The Patient Assistance Program provides FIRDAPSE® free of charge for longer periods of time for those who are uninsured or functionally uninsured with respect to FIRDAPSE® because they are unable to obtain coverage from their payor despite having health insurance, to the extent allowed by applicable law. The Company does not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
Refer to Note 11 (Collaborative and Licensing Arrangements), for further discussion on the Company’s collaborative and licensing arrangements.

p.
RESEARCH AND DEVELOPMENT.
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform research related services for the Company.

q.
ADVERTISING EXPENSE.
 In connection with the FDA approval and commercial launch of FIRDAPSE® in 2019, the Company began to incur advertising costs. Advertising costs are expensed as incurred. The
C
ompany incurred
$1.0 million and $2.5 million in advertising costs during the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.6 million during the three and nine months ended September 30, 2021, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income.

r.
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

s.
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
The Company currently has a single product, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, FIRDAPSE®, and expects FIRDAPSE® to constitute virtually all of product revenue for the foreseeable future. The Company’s success depends on its ability to continue to effectively commercialize FIRDAPSE®.
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

t.
ROYALTIES.
Royalties incurred in connection with the Company’s license agreement for FIRDAPSE®, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

u.
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

v.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

w.
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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	103,318,572	103,196,550	102,967,280	103,470,762
Effect of dilutive securities	8,667,453	4,646,646	7,384,934	4,005,413

Diluted weighted average common shares outstanding	111,986,025	107,843,196	110,352,214	107,476,175

Outstanding common stock equivalents totaling approximately 12 thousand and 1.7 million, respectively, were excluded from the calculation of diluted net income per common share for both the three and nine months ended September 30, 2022, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2021, approximately 2.6 million and 5.3 million shares, respectively, of common stock were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

x.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

y.	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the three and nine months ended September 30, 2022.

3.	Investments.
Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At September 30, 2022:
U.S. Treasuries—Cash equivalents	$227,349	$45	$—	$227,304

Total	$227,349	$45	$—	$227,304

At December 31, 2021:
U.S. Treasuries—Cash equivalents	$140,995	$2	$—	$140,993
Short-term bond funds	19,821	—	(196)	20,017

Total	$160,816	$2	$(196)	$161,010

There were realized losses from sale of
available-for-sale
securities of $129 thousand and $762 thousand, respectively, during the three and nine months ended September 30, 2022. There were no realized gains or losses from available-for-sale
securities during the three and nine months ended September 30, 2021.
The estimated fair values of
available-for-sale
securities at September 30, 2022, by contractual maturity, are summarized as follows (in thousands):

September 30, 2022
Due in one year or less	$227,349

4.	Accumulated Other Comprehensive Income (Loss).
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale
securities, the Company’s only component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022.
The amount reclassified out of accumulated other comprehensive income (loss), net of tax and into net income during the three and nine months ended September 30, 2022, was solely due to a realized loss from sale of available-for-sale
securities. There were no reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2021.

Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(130)

Other comprehensive gain ( loss ) before reclassifications	33
Amount reclassified from accumulated other comprehensive income	129

Net current period other comprehensive gain (loss)	162

Balance at September 30, 2022	$32

Balance at December 31, 2021	$(148)

Other comprehensive gain ( loss ) before reclassifications	(582)
Amount reclassified from accumulated other comprehensive income	762

Net current period other comprehensive gain (loss)	180

Balance at September 30, 2022	$32

5.	Inventory.
Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$—	$1,769
Work-in-process	6,252	5,172
Finished goods	880	929

Total inventory	$7,132	$7,870

6.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid manufacturing costs	$970	$307
Prepaid tax	74	564
Prepaid insurance	289	1,213
Prepaid subscriptions fees	470	909
Prepaid research fees	404	452
Prepaid commercialization expenses	573	195
Due from collaborative and licensing arrangements	324	105
Prepaid conference and travel expenses	206	279
Other	466	327

Total prepaid expenses and other current assets	$3,776	$4,351

7.	Operating Lease.
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
The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$108	$108	$324	$272
Supplemental cash flow information related to lease was as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$368	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$67	$58
Supplemental balance sheet information related to lease was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$2,833	$3,017

Other current liabilities	$330	$308
Operating lease liabilities, net of current portion	3,643	3,894

Total operating lease liabilities	$3,973	$4,202

As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term was 8.6 years and 9.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of September 30, 2022 and December 31, 2021.
Remaining payments of lease liabilities as of September 30, 2022 were as follows (in thousands):

2022 (remaining three months)	$123
2023	506
2024	522
2025	537
2026	553
Thereafter	2,598

Total lease payments	4,839
Less: imputed interest	(866)

Total	$3,973

Rent expense was approximately $0.1 million and $0.3 million for both the three and nine months ended September 30, 2022 and 2021, respectively.

8.	Property and Equipment, Net.
Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$51	$51
Furniture and equipment	223	203
Leasehold improvements	980	980
Less: Accumulated depreciation	(372)	(275)

Total property and equipment, net	$882	$959

9.	License and Acquired Intangibles, Net.
The following table presents the Company’s intangible assets at September 30, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for Ruzurgi®	$33,569	$518	$33,051

Total	$33,569	$518	$33,051

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of approximately
14.5
years. Amortization of these assets during each of the next five years is estimated to be approximately $
2.3
 million per year. The Company recorded approximately $
0.5

million in amortization expense related to the licensed and acquired intangibles for Ruzurgi® during the three and nine months ended September 30, 2022.

There were no intangible assets at December 31, 2021.

If all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss.
10.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued preclinical and clinical trial expenses	$460	$659
Accrued professional fees	2,503	2,391
Accrued compensation and benefits	3,412	4,035
Accrued license fees	15,528	12,819
Accrued purchases	—	2,045
Operating lease liability	330	308
Accrued variable consideration	2,988	1,716
Accrued income tax	3,744	79
Due to licensor	12,950	—
Other	237	243

Current accrued expenses and other liabilities	42,152	24,295

Lease liability – non-current	3,643	3,894
Due to licensor – non-current	14,749	—

Non-current accrued expenses and other liabilities	18,392	3,894

Total accrued expenses and other liabilities	$60,544	$28,189

11.	Collaborative and Licensing Arrangements.
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
The collaborative agreement provides for a $2.0
million milestone payment on the commercial launch of the product by Endo/Par. As of September 30, 2022 and 2021, no
milestone payment had been earned.
There were no revenues from this collaborative arrangement for the three and nine months ended September 30, 2022 or 2021. There were no expenses incurred, net, in connection with the collaborative arrangement for the three and nine months ended September 30, 2022. Total expenses incurred, net, in connection with the collaborative agreement for three and nine months ended September 30, 2021 were approximately $0 and $45,000, respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income.
KYE Pharmaceuticals Inc.
In August 2020, the Company entered into a collaboration and license agreement with KYE Pharmaceuticals Inc. (KYE), for the commercialization of FIRDAPSE® in Canada.
Under the agreement, Catalyst granted KYE an exclusive license to commercialize and market FIRDAPSE® in Canada. KYE assumes all selling and marketing costs under the collaboration, while the Company is responsible for supply of FIRDAPSE® based on the collaboration partner’s purchase orders.
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
This agreement is in form identified as a collaborative agreement and the Company has concluded for accounting purposes that it also represents a contract with a customer. This is because the Company grants to KYE a license and provides supply of FIRDAPSE® in exchange for consideration, which are outputs of the Company’s ongoing activities. Accordingly, the Company has concluded that this collaborative arrangement will be accounted for pursuant to Topic 606.

11.	Collaborative and Licensing Arrangements (continued).

The collaborative agreement included a nonrefundable upfront license fee that was recognized upon transfer of the license based on a determination that the right is provided as the intellectual property exists at the point in time in which the license is granted.
Under the arrangement, the Company will receive profit-sharing reports within nine days after quarter end from KYE. Revenue from sales of FIRDAPSE® by KYE will be recognized in the quarter in which the sales occurred.
Revenues from the arrangement with KYE for the three and nine months ended September 30, 2022 and 2021 were not material. Revenue from sales of FIRDAPSE® to KYE is included in product revenue, net and revenues from profit sharing and milestones is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Total expenses incurred, net in connection with the agreement with KYE for the three and nine months ended September 30, 2022 and 2021 were not material and have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
DyDo Pharma, Inc.
On June 28, 2021, the Company entered into a license agreement with DyDo Pharma, Inc. (DyDo), for the development and commercialization of FIRDAPSE® in Japan.
Under the agreement, DyDo has joint rights to develop FIRDAPSE®, and exclusive rights to commercialize the product, in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan, while the Company is responsible for clinical and commercial supply based on purchase orders, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities.
Under the terms of the agreement, the Company has earned an up-front payment and may earn further development and sales milestones for FIRDAPSE®, as well as revenue on product supplied to DyDo.
The Company has concluded that this license agreement will be accounted for pursuant to Topic 606. The agreement included a nonrefundable upfront license fee that was recognized upon the effective date of the agreement as the intellectual property exists at the point in time in which the right to the license is granted. The Company determined the granting of the right to the license is distinct from the supply of FIRDAPSE® and represents a separate performance obligation in the agreement.
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
There were $0 and $0.5 million in revenue, respectively, from the arrangement with DyDo for the three and nine months ended September 30, 2022, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. Revenues from the arrangement with DyDo for the three and nine months ended September 30, 2021 were approximately $0 and $2.7 million, respectively, relating to the nonrefundable upfront license fee, which is included in licensing and other revenue in the accompanying consolidated statements of operations and comprehensive income. As of September 30, 2022, no milestone payments have been earned.

12.	Commitments and Contingencies.
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc., or Jacobus, for Ruzurgi®, another formulation of amifampridine, for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi® and based on the Company’s belief that the approval violated its statutory rights to exclusivity under the Orphan Drug Act, in June 2019 the Company filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in the Company’s case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of the U.S. Court of Appeals for the 11th Circuit issued a unanimous decision overturning the District Court’s decision. On January 31, 2022, after Jacobus’ motions for stay were denied by the 11th Circuit and the U.S. Supreme Court, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11th Circuit, entered summary judgement in the Company’s favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the 11th Circuit’s decision, the final approval of the Ruzurgi® NDA had been switched to a tentative approval until the 7-year orphan-drug exclusivity, or ODE, for FIRDAPSE® has expired, and Ruzurgi® was no longer available on the U.S. market.
Further, in October 2020, the Company filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi® for infringement of the ‘893 patent. The lawsuits alleged that the Ruzurgi® product infringes the ‘893 patent when administered in accordance with its product labeling. Further, in August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuit sought damages and injunctive relief to prevent further marketing of Ruzurgi® in violation of the Company’s patent rights.
On July 11, 2022, the Company settled certain of its disputes with Jacobus. In connection with the settlement, the Company licensed the rights to develop and commercialize Ruzurgi® in the United States and Mexico (the “Territory”). Simultaneously, the Company purchased, among other intellectual property rights, Jacobus’ U.S. patents related to Ruzurgi®, its new drug applications in the United States for Ruzurgi®, and certain Ruzurgi® inventory previously manufactured by Jacobus. At the same time, the Company received a license from Jacobus for use of its know-how related to the manufacture of Ruzurgi®. Further, the Company settled the patent case, which has been dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or Ruzurgi® in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.
The Company’s New Drug Submission filing for FIRDAPSE® for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance, or NOC, on July 31, 2020. In August 2020, the Company entered into a license agreement with KYE Pharmaceuticals, or KYE, pursuant to which the Company licensed to KYE the Canadian rights for FIRDAPSE® for the treatment of LEMS. On August 10, 2020, Health Canada issued a NOC to Medunik (Jacobus’ licensee in Canada for Ruzurgi®) for the treatment of LEMS. Shortly thereafter, the Company initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi® as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing an NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi® Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by the Company. As such, the Company believes that its data was relied upon to establish the nonclinical safety profile of Ruzurgi® needed to meet the standards of the Canadian Food and Drugs Act.

12.	Commitments and Contingencies (continued).

On June 3, 2021, the Company announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi® and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi® in spite of FIRDAPSE®’s data protection rights. However, on June 28, 2021, the Company announced that Health Canada had re-issued an NOC for Ruzurgi®, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 the Company, along with its partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.
On March 11, 2022, the Company announced that it had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi® for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE®’s data deserved protection based on FIRDAPSE®’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision on Ruzurgi® in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision (which appeal is ongoing). As a result, Ruzurgi® is no longer currently available for sale in Canada pending both a potential redetermination by the Minister and also the appeal of the second favorable decision. The settlement between Catalyst and Jacobus described above did not resolve the outstanding issues between the parties in Canada, and this dispute continues. There can be no assurance as to the outcome of this proceeding.
Additionally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition, or cash flows.

13.	Agreements.

a.
LICENSE AGREEMENT FOR FIRDAPSE®
. On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to
FIRDAPSE®
. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of
FIRDAPSE®
 equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $
100
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

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for FIRDAPSE®. Under the amendment, the Company has expanded its commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, the Company has an option to further expand its territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. Under the amendment, the Company will pay royalties to our licensor on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.
In January 2020, the Company was advised that BioMarin has transferred certain rights under the license agreement to SERB S.A.

13.	Agreements (continued).

b.
LICENSE AGREEMENT FOR RUZURGI®
. On July 11, 2022 (the “Effective Date”), the Company entered into an exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize
Ruzurgi®
 in the United States and Mexico.

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front
payment on the Effective Date and will pay an additional $10 million on the first annual anniversary of the Effective Date (July 11, 2023), another $10 million on the second annual anniversary of the Effective Date (July 11, 2024) and tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s products in the United States that range from 1.25% to 2.5% based on whether there is a competing product or generic version of
Firdapse®
 being marketed or sold in the United States. A minimum royalty payment exists annually for calendar years from the Effective Date through 2025 of $3 million, provided that such minimum annual royalty payment shall be prorated in the first calendar year of the agreement. As these minimum payments are both probable and estimable, they are included in the purchase price of the agreement and any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (as defined in the agreement) of $5 million unless a competing product or generic version of Firdapse® is being marketed or sold in the United States. As these minimum payments are not probable and estimable, they will be charged to cost of sales as revenue from product sales is recognized.
Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis.
Assets acquired as part of the license agreement include among other intellectual property rights, Jacobus’ U.S. patents related to Ruzurgi®, its new drug applications in the United States for Ruzurgi®, its Trademark for Ruzurgi®, the Orphan Drug Designation for Ruzurgi® and a license from Jacobus for use of its know-how related to the manufacture of Ruzurgi®.
Additionally, the Company also purchased from Jacobus approximately $4.1 million of Ruzurgi® inventory previously manufactured by Jacobus, which have been recorded as an expense in research and development expenses in the accompanying consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2022.
Under business combination guidance, the screen test states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and is accounted for as an asset acquisition. The Company has determined that the screen test was not met. However, the Company determined that the acquisition did not meet the definition of a business under ASC 805, Business Combination. The Company believes that the licensing agreement and other assets acquired from Jacobus are similar and considered them all to be intangible assets with the exception of the inventory acquired. As the screen test was not met, further determination was required to determine that the Company had not acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business, and therefore, determined that this was an asset acquisition. The Company accounted for the Jacobus license agreement as an asset acquisition under ASC 805, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

License and acquired intangibles	$33,569
Acquired research and development inventory expensed from asset acquisition	4,130

Total purchase price	$37,699

The straight-line method is used to amortize the license and acquired intangibles, as disclosed in Note 9 (License and Acquired Intangibles, Net).

13.	Agreements (continued).

c.
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

14.	Income Taxes.
The Company’s effective income tax rate was 19.7% and 24.3% for the nine months ended September 30, 2022 and 2021, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences and offset by the orphan drug credit claimed.
The Company had no uncertain tax positions as of September 30, 2022 and December 31, 2021.

15.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at September 30, 2022 and December 31, 2021. No shares of preferred stock were outstanding at September 30, 2022 and December 31, 2021.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At September 30, 2022 and December 31, 2021, 104,064,683 and 102,992,913 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021. During the three months ended September 30, 2022, no shares were repurchased. During the nine months ended September 30, 2022, 1.0 million shares were repurchased for an aggregate purchase price of approximately $6.9 million ($6.91 average price per share). During the three and nine months ended September 30, 2021, approximately 950 thousand shares and 1.75 million shares
, respectively
,
were repurchased for an aggregate purchase price of approximately $5.1 million and $9.0 million, respectively ($5.32 and $5.15 average price per share).
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

16.	Stock Compensation.
For the three and nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$450	$428	$1,307	$1,193
Selling, general and administrative	1,605	1,084	4,674	3,408

Total stock-based compensation	$2,055	$1,512	$5,981	$4,601

Stock Options
As of September 30, 2022, there were outstanding stock options to purchase 12,516,584 shares of common stock, of which stock options to purchase 8,124,977 shares of common stock were exercisable.
During the three and nine months ended September 30, 2022, the Company granted seven-year term options to purchase an aggregate of 12,000 and 455,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.6 million and $4.8 million, respectively, during the three and nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2022, options to purchase 1,355,335 shares and 2,064,700 shares, respectively, of the Company’s common stock were exercised, with proceeds of $4.0 million and $6.4 million respectively, to the Company.
During the three and nine months ended September 30, 2021, options to purchase 941,164 shares and 1,114,494 shares, respectively, of the Company’s common stock were exercised, with proceeds of $3.0 million and $3.4 million respectively, to the Company.
As of September 30, 2022, there was approximately $8.3 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.0 years.
Restricted Stock Units
There were no grants of restricted stock units to employees or directors during the three months ended September 30, 2022. The Company granted 474,500 restricted stock units during the nine months ended September 30, 2022. There were no grants of restricted stock units to employees or directors during the three or nine months ended September 30, 2021. During the three and nine months ended September 30, 2022, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling
$0.4 million and $1.1 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.1 million and $0.4 million, respectively.
As of September 30, 2022, there was approximately $3.0 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.3 years.

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

•
Basis of Presentation
. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter of fiscal 2022.

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

•
Results of Operations
. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021.

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
Impact of the COVID-19 pandemic on our business
The COVID-19 pandemic affected our business operations in numerous ways. At various times during the pandemic, we had to make modifications to our normal operations, including allowing our employees to work remotely. Further, during the pandemic, national, state and local governments in affected regions implemented varying safety precautions, such as quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings, mask mandates, and other measures. While most of these measures have since been relaxed or removed, a resurgence in cases as a result of one or more new variants could lead to some or all of these precautions being put back into place. At present, our operations have returned to mostly being in-person, with some contact with physicians by our commercial sales force still being done remotely. However, there can be no assurance that the COVID-19 pandemic will not in the future disrupt once again our normal business operations.
One area where we have not been impacted by the pandemic to date is in our supply chain. To date, we have been able to avoid material disruptions in the production of FIRDAPSE® and, based upon current estimates, we have sufficient inventory of FIRDAPSE® to meet current and foreseeable patient needs for at least the next 12 months.
FIRDAPSE®
On November 28, 2018, we received approval from the FDA for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton myasthenic syndrome, or LEMS, and in January 2019, we launched FIRDAPSE® in the United States. Further, on September 29, 2022, the FDA approved our supplemental New Drug Application to expand the indicated age range for FIRDAPSE® Tablets 10 mg to include pediatric patients, six years of age and older for the treatment of LEMS.

We sell our product through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 30 field personnel, including sales (Regional Account Managers), patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of five medical science liaisons who are helping educate the medical communities and patients about LEMS and our programs supporting patients and access to FIRDAPSE®.
Additionally, we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allows our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating a LEMS patient who can benefit from FIRDAPSE®. We also use non-personal promotion to reach oncologists that may treat LEMS patients. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.
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
We are supporting the distribution of FIRDAPSE® through Catalyst Pathways®, our personalized treatment support program for patients who enroll in it. Catalyst Pathways® is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen required to reach an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most drug products for ultra-orphan diseases are distributed and dispensed to patients. We believe that by using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.
In order to help LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay assistance program designed to keep out-of-pocket costs to not more than $10.00 per month (currently less than $2.00 per month) is available for all LEMS patients who are prescribed FIRDAPSE®. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.
United States market
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc., or Jacobus, for Ruzurgi®, another formulation of amifampridine, for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi® and based on our belief that the approval violated our statutory rights to exclusivity under the Orphan Drug Act, in June 2019 we filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in our case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of the U.S. Court of Appeals for the 11th Circuit issued a unanimous decision overturning the District Court’s decision. On January 31, 2022, after Jacobus’ motions for stay were denied by the 11th Circuit and the U.S. Supreme Court, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11th Circuit, entered summary judgement in our favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the 11th Circuit’s decision, the final approval of the Ruzurgi® NDA had been switched to a tentative approval until the 7-year orphan-drug exclusivity, or ODE, for FIRDAPSE® has expired, and Ruzurgi® was no longer available on the U.S. market.
Further, in October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi® for infringement of the ‘893 patent. The lawsuits alleged that the Ruzurgi® product infringes the ‘893 patent when administered in accordance with its product labeling. Further, in August 2021, our lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuit sought damages and injunctive relief to prevent further marketing of Ruzurgi® in violation of our patent rights.
Descriptions of the ‘893 patent and the ‘128 patent are described below in “FIRDAPSE
®
patents”.
On July 11, 2022, we settled certain of our disputes with Jacobus. In connection with the settlement, we licensed the rights to develop and commercialize Ruzurgi® in the United States and Mexico (the “Territory”). Simultaneously, we purchased, among other intellectual property rights, Jacobus’ U.S. patents related to Ruzurgi®, its new drug applications in the United States for Ruzurgi®, and certain Ruzurgi® inventory previously manufactured by Jacobus. At the same time, we received a license from Jacobus for use of its know-how related to the manufacture of Ruzurgi®. Further, we settled the patent case, which has been dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or Ruzurgi® in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.

For the adult LEMS patients who had prior to early February 2022 been taking Ruzurgi® off-label (who are believed to have been the vast majority of the patients who were taking Ruzurgi®), we have largely transitioned all such patients to FIRDAPSE®. Further, we are continuing to supply Ruzurgi® to these patients with neuromuscular conditions other than LEMS who are without access to an approved drug and were being treated with Ruzurgi® at the time of the settlement under investigator-sponsored INDs.
Canadian market
Our New Drug Submission filing for FIRDAPSE® for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance, or NOC, on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals, or KYE, pursuant to which we licensed to KYE the Canadian rights for FIRDAPSE® for the treatment of LEMS. On August 10, 2020, Health Canada issued a NOC to Medunik (Jacobus’ licensee in Canada for Ruzurgi®) for the treatment of LEMS. Shortly thereafter, we initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi® as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing an NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi® Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi® needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi® and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi® in spite of FIRDAPSE®’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued an NOC for Ruzurgi®, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 we, along with our partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.
On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi® for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE®’s data deserved protection based on FIRDAPSE®’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision on Ruzurgi® in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision (which appeal is ongoing). As a result, Ruzurgi® is no longer currently available for sale in Canada pending both a potential redetermination by the Minister and also the appeal of the second favorable decision. The settlement between Catalyst and Jacobus described above did not resolve the outstanding issues between the parties relating to the Canadian market, and this dispute continues. There can be no assurance as to the outcome of this proceeding.
Japanese market
In May 2019, we entered into an amendment to our license agreement for FIRDAPSE®. Under the amendment, we expanded our commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, we have an option to further expand our territory under the license agreement to include most of Asia, as well as Central and South America, upon the achievement of certain milestones in Japan. We have also reached an agreement with Japanese regulatory authorities as to the scope of the clinical trial that will be required to be completed before an application can be submitted to Japanese regulatory authorities to commercialize FIRDAPSE® for the treatment of LEMS in Japan. Finally, we have been granted orphan drug designation in Japan for FIRDAPSE® for the symptomatic treatment of LEMS.
On June 28, 2021, we entered into a sub-license agreement with DyDo Pharma, Inc., or DyDo, pursuant to which we sub-licensed to DyDo the Japanese rights for FIRDAPSE® for the treatment of LEMS. Under the terms of the Agreement, DyDo has the exclusive rights to commercialize the product, in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan. We are responsible for clinical and commercial supply, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities. Subject to the satisfaction of terms and conditions as set forth in the Agreement, we have earned an upfront payment and are eligible to receive further development and sales milestones for FIRDAPSE®, as well as revenue on product that we supply to DyDo.
In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS. We anticipate completion of that study sometime in 2023. There can be no assurance that this trial will be successful or that DyDo will be granted the right to commercialize FIRDAPSE® in Japan.

Product or company acquisition activities
We are currently working to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these priorities, we are employing a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company long term to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license or acquire commercialized drug products or drug products in development. However, no definitive agreements have been entered into to date and there can be no assurance that our efforts to broaden and diversify our product portfolio will be successful.
FIRDAPSE® patents
Five of our patent rights for the patents currently listed for FIRDAPSE® in the Orange Book are derived from our license agreement for the product. In August 2020, the United States Patent and Trademark Office, or USPTO, allowed Patent No. 10,793,893 (the ’893 patent) to our licensor, and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.
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
On December 24, 2021, the USPTO allowed continuing application, 11,268,128. On January 3, 2022, the USPTO allowed related continuing application 11,274,332. A further related continuing application, 11,274,331 was allowed on January 7, 2022. All three patents were issued in March 2022 as Patent Nos. 11,268,128, 11,274,332, and 11,274,331, respectively, and extend the coverage of our patents to include fast metabolizers of amifampridine. The claims in each of these applications are now listed in the Orange Book for FIRDAPSE®.
We have also listed one of the patents we acquired from Jacobus in the Orange Book seeking further protection for FIRDAPSE®, bringing the total number of U.S. patents that we have listed in the Orange Book seeking to protect FIRDAPSE® to six.
We are also pursuing additional patent applications for FIRDAPSE® in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued.
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
Capital Resources
At September 30, 2022, we had cash and investments of approximately $256.1 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® or will continue to be profitable. Further, there can be no assurance that if we need additional funding in the future, such funding will be available to us. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation
Revenues.
During the three and nine months ended September 30, 2022, we continued to generate revenues from product sales of FIRDAPSE® in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE®. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched FIRDAPSE® in Canada. During the three and nine months ended September 30, 2022, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.
For the three and nine months ended September 30, 2022, we did not generate any revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.
For the three and nine months ended September 30, 2022, we generated $0 and $0.5 million, respectively, in revenues from our collaborative agreement with DyDo. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.
Cost of Sales.
Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of FIRDAPSE®. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.
Research and Development Expenses.
Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of FIRDAPSE®, CPP-109 (our version of vigabatrin), and formerly CPP-115, and until we acquire or license new products we currently expect that our future development costs will be attributable principally to the continued development of FIRDAPSE®.
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
Selling, General and Administrative Expenses.
During 2019, we actively committed funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales program for FIRDAPSE®.

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
Results of Operations
Revenues.
For the three and nine months ended September 30, 2022, we recognized $57.2 million and $153.3 million, respectively, in net revenue from product sales from FIRDAPSE® compared to $35.9 million and $99.7 million, respectively, for the three and nine months ended September 30, 2021. The increases in both periods of approximately $21.3 million and $53.6 million, respectively, was due to increases in sales volumes of approximately 54.0% and 47.5% (a portion of which related to former Ruzurgi® patients who began taking FIRDAPSE® after Ruzurgi® was removed from the market at the beginning of February 2022), respectively, and price increases approximating increases in the cost-of-living. For the three and nine months ended September 30, 2022, we also recognized $0.1 and $0.2 million, respectively, in license and other revenue, as compared to $0.1 million and $2.8 million during the three and nine months ended September 30, 2021, respectively. The decrease was primarily due to the upfront fee of $2.7 million earned in 2021 for our license agreement with DyDo Pharma, Inc.
Cost of Sales.
Cost of sales was approximately $9.7 million and $23.2 million for the three and nine months ended September 30, 2022, compared to $5.3 million and $14.5 million for the three and nine months ended September 30, 2021. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreement. Royalties to the FIRDAPSE® licensors are payable on the terms set forth below in Liquidity and Capital Resources -
Contractual Obligations and Arrangements
, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year.

Research and Development Expenses.
Research and development expenses for the three months ended September 30, 2022 and 2021 were approximately $8.3 million and $4.5 million, respectively, and represented approximately 26% and 20% of total operating costs and expenses, respectively. Research and development expenses for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Change
	2022	2021	$	%
Research and development expenses	$7,860	$4,059	3,801	93.6
Employee stock-based compensation	450	428	22	5.1

Total research and development expenses	$8,310	$4,487	3,823	85.2

Research and development expenses for the nine months ended September 30, 2022 and 2021 were approximately $15.7 million and $11.9 million, respectively, and represented approximately 19% of total operating costs and expenses in both periods. Research and development expenses for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine months ended September 30,		Change
	2022	2021	$	%
Research and development expenses	$14,389	$10,751	3,638	33.8
Employee stock-based compensation	1,307	1,193	114	9.6

Total research and development expenses	$15,696	$11,944	3,752	31.4

Research and development expenses increased approximately $3.8 million during both the three and nine months ended September 30, 2022 when compared to the same periods in 2021. The majority of this increase is due to the asset acquisition of Ruzurgi® inventory previously manufactured by Jacobus on July 11, 2022 of approximately $4.1 million, which was expensed in full in the third quarter of 2022 and is not a recurring expense. Further, for the nine months ended September 30, 2022, research and development expenses included costs relating to closing out sites for both the MuSK-MG clinical trial and the expanded access program. Research and development costs in the 2021 period included expenses relating to medical and regulatory affairs, our expanded access programs, and our efforts to develop a long-acting formulation of amifampridine phosphate (which efforts have been discontinued).
We expect that research and development expenses will continue to be substantial in 2022 and beyond as we execute on our strategic initiative to acquire or in-license innovative technology platforms and/or earlier stage programs in rare disease categories outside of neuromuscular diseases.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 were approximately $14.2 million and $12.2 million, respectively, and represented approximately 44% and 55% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Change
	2022	2021	$	%
Selling	$7,584	$6,521	1,063	16.3
General and administrative	4,978	4,548	430	9.5
Employee stock-based compensation	1,605	1,084	521	48.1

Total selling, general and administrative expenses	$14,167	$12,153	2,014	16.6

Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 were approximately $43.5 million and $36.4 million, respectively, and represented approximately 53% and 58% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine months ended September 30,		Change
	2022	2021	$	%
Selling	$21,642	$18,177	3,465	19.1
General and administrative	17,199	14,816	2,383	16.1
Employee stock-based compensation	4,674	3,408	1,266	37.1

Total selling, general and administrative expenses	$43,515	$36,401	7,114	19.5

For the three and nine months ended September 30, 2022, selling, general and administrative expenses increased approximately $2.0 million and $7.1 million, respectively, when compared to the same periods in 2021. The increase for the nine months ended September 30, 2022 was primarily attributable to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $2.1 million, increases of sales commissions due to higher sales volume of approximately $1.5 million, approximately $2.3 million increase in employee compensation related to annual merit increases, approximately $0.5 million increase in amortization expense related to intangibles acquired in connection with the acquisition of Ruzurgi®, and an increase in stock-based compensation expense principally due to an increase in the average share price.
We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE® and take steps to expand our business.
Stock
-Based Compensation.
Total stock-based compensation for the three and nine months ended September 30, 2022 was $2.1 million and $6.0 million, respectively, and for the three and nine months ended September 30, 2021 were $1.5 million and $4.6 million, respectively. In the first three quarters of 2022 and 2021, grants were principally for stock options relating to year-end bonus awards and grants to new employees.
Other Income (Expense), Net.
We reported other income (expense), net in all periods, primarily relating to our investment of our cash and cash equivalents and investments of $0.9 million and $0.7 million during the three and nine months ended September 30, 2022, respectively, which includes realized losses from the sale of available-for-sale securities of $0.1 million and $0.8 million, respectively. During the three and nine months ended September 30, 2021, other income (expense), net, of $0.1 million and $0.2 million, respectively, consisted primarily of interest and dividend income.
Income Taxes.
Our effective income tax rate was 19.7% and 24.3% for the nine months ended September 30, 2022 and 2021, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed. The decrease in effective rate for the current quarter is due to an increase in exercise of stock options due to a sharp increase in the stock price. We anticipate variability in our tax rate on a quarterly basis.
We had no uncertain tax positions as of September 30, 2022 and December 31, 2021.
Net Income.
Our net income was $22.7 million and $57.6 million, respectively, for the three and nine months ended September 30, 2022 ($0.22 and $0.56, respectively, per basic and $0.20 and $0.52, respectively, per diluted share) as compared to net income of $10.3 million and $30.2 million, respectively, for the three and nine months ended September 30, 2021 ($0.10 and $0.29, respectively, per basic and $0.10 and $0.28, respectively, per diluted share).
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through multiple offerings of our securities and, since January 2019, from revenues from product sales of FIRDAPSE®. At September 30, 2022 we had cash and cash equivalents and investments aggregating $256.1 million and working capital of $231.6 million. At December 31, 2021, we had cash and cash equivalents and investments aggregating $191.3 million and working capital of $183.0 million. At September 30, 2022, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest bearing obligations and U.S. Treasuries.

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable or that we will be able to obtain any additional funding that we may require in the future.
In the future, we may require additional working capital to support our operations depending on our future success with FIRDAPSE® sales, or the products we acquire and continue to develop and whether our results continue to be profitable and cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us when it is required.
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
Cash Flows.
Net cash provided by operating activities was $76.0 million and $41.2 million, respectively, for the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, net cash provided by operating activities was primarily attributable to our net income of $57.6 million, decreases of $0.7 million in inventory, $0.6 million in prepaid expenses and other current assets and deposits, increases of $4.9 million in accrued expenses and other liabilities, $3.7 million in deferred taxes, $4.1 million in acquired research and development inventory expensed from asset acquisition and $7.6 million of non-cash expenses. This was partially offset by increases of $2.7 million in accounts receivable, net and decreases of $0.2 million in accounts payable and $0.2 million in operating lease liability. During the nine months ended September 30, 2021 net cash provided by operating activities was primarily attributable to our net income of $30.2 million, decreases of $3.9 million in prepaid expenses and other current assets and deposits, increases of $0.9 million in operating lease liability, $6.6 million in deferred taxes and of $5.0 million of non-cash expenses. This was partially offset by increases of $0.6 million in accounts receivable, net, $2.3 million in inventory and decreases of $1.5 million in accounts payable and $0.9 million in accrued expenses and other liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $9.2 million and consisted primarily of proceeds from the sale of available-for-sale securities of $19.2 million, offset partially by payment for asset acquisition of $10.0 million. Net cash used in investing activities was $11.0 million for the nine months ended September 30, 2021, consisting primarily of purchases of investments.
Net cash used in financing activities during the nine months ended September 30, 2022 and 2021 was $0.6 million and $5.6 million, respectively, consisting primarily of repurchases of common stock offset partially by proceeds from exercise of stock options.
Contractual Obligations and Arrangements.
We have entered into the following contractual arrangements with respect to sales of FIRDAPSE®:

•	Payments due under our license agreement for FIRDAPSE®. We currently pay the following royalties under our license agreement:

•
Royalties to our licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

•
Royalties to the third-party licensor of the rights sublicensed to us from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the License Agreement between BioMarin and the third-party licensor) in any calendar year for the duration of regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity.

For the three and nine months ended September 30, 2022, we recognized an aggregate of approximately $9.2 million and $21.9 million, respectively, of royalties, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.
Further, if DyDo is successful in obtaining the right to commercialize FIRDAPSE® in Japan, we will pay royalties to our licensor on net sales in Japan equal to a similar percentage to the royalties that we are currently paying under our original license agreement for North America.

•	Payments due to Jacobus. In connection with its recent settlement with Jacobus, Catalyst has agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022 and the balance of which will be paid over the next two years, on the first and second anniversary of closing;

•
An annual royalty on Catalyst’s net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the United States equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of Catalyst’s FIRDAPSE® patents in the United States, 2.5% (with a minimum annual royalty of $5 million per year);
provided, however
, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

•	If Catalyst were to receive a priority review voucher for FIRDAPSE® or Ruzurgi® in the future, 50% of the consideration paid by a third party to acquire that voucher will be paid to Jacobus.
Royalties will be trued up at the end of the year to the extent that royalties on net sales exceed the minimum royalty.
We also have entered into the following contractual arrangements:

•
Employment agreements
. We have entered into an employment agreement with our Chief Executive Officer that required us to make base salary payments of approximately $0.7 million in 2022. The agreement expires in November 2024.

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
The continued successful commercialization of FIRDAPSE® is highly uncertain. Factors that will affect our success include the uncertainty of:

•	The impact of the COVID-19 pandemic on our business or on the economy generally;

•	Whether we will be able to continue to successfully market FIRDAPSE® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of our drug at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose taken by patients changes over time and affects our results of operations;

•	Whether FIRDAPSE® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE® on a profitable and cash flow positive basis;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our product at the price that we charge for the product;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our distributor and the specialty pharmacies that distribute our product to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs and our contributions to 501(c)(3) organizations that support LEMS patients;

•
The scope of our intellectual property and the outcome of any future challenges or opposition to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE®;

•	Whether there will be a post-closing review by antitrust regulators of Catalyst’s transaction with Jacobus and the outcome of any such review;

•
Whether we will have a sufficient supply of Ruzurgi® to continue to provide Ruzurgi® to patients with neuromuscular conditions other than LEMS who do not have access to an approved amifampridine product and who were being treated with Ruzurgi® at the time of the settlement under investigator-sponsored INDs;

•
Whether the United States Congress will pass, and the President will sign, legislation revising the Orphan Drug Act that effectively overturns the decision of the U.S. Court of Appeals for the 11 th
Circuit, and the impact, if any, of any such change in the law on us;

•	Whether our patents will be sufficient to eliminate generic competition for FIRDAPSE® after our exclusivity for FIRDAPSE® expires in November 2025;

•
The impact on FIRDAPSE® of adverse changes in reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organization, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

•	Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs;

•	The state of the economy generally and its impact on our business;

•
Changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, or changes in the healthcare industry generally;

•
The scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis;

•
Whether the Canadian Court’s recent decision to overturn the approval of Ruzurgi® in Canada will be upheld on appeal and whether the Canadian Minister of Health will re-approve the NOC for Ruzurgi® notwithstanding the pending appeal or any subsequent court decision;

•	The impact on sales of FIRDAPSE® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether our collaboration partner in Japan, DyDo, will successfully complete the clinical trial in Japan that will be required to seek approval to commercialize FIRDAPSE® in Japan;

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan;

•	Whether our efforts to grow our business beyond FIRDAPSE® through acquisitions of companies or in-licensing of product opportunities will be successful;

•	Whether we will have sufficient capital to finance any such acquisitions;

•
Whether our version of vigabatrin tablets will ever be approved by the FDA and successfully marketed by Endo, whether we will earn milestone payments or royalties on sales of our version of generic vigabatrin tablets, and whether Endo’s recent bankruptcy filing will impact these issues; and

•
The potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022 (the IRA) signed on August 16, 2022 by President Biden, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product;

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE®. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.
During the three months ended September 30, 2022, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2019, the FDA approved a New Drug Application (NDA) filed by Jacobus Pharmaceutical Company, Inc., or Jacobus, for Ruzurgi®, another formulation of amifampridine, for the treatment of pediatric LEMS patients (ages 6 to under 17). As a result of the approval of Ruzurgi® and based on our belief that the approval violated our statutory rights to exclusivity under the Orphan Drug Act, in June 2019 we filed suit against the FDA in the U.S. District Court for the Southern District of Florida challenging this approval, and Jacobus intervened in our case. While the District Court granted summary judgement in favor of the FDA and Jacobus in 2020, on September 30, 2021, a three-judge panel of the U.S. Court of Appeals for the 11th Circuit issued a unanimous decision overturning the District Court’s decision. On January 31, 2022, after Jacobus’ motions for stay were denied by the 11th Circuit and the U.S. Supreme Court, the U.S. District Court for the Southern District of Florida, based on a mandate issued by the 11th Circuit, entered summary judgement in our favor. On February 1, 2022, the FDA informed Jacobus that, consistent with the 11th Circuit’s decision, the final approval of the Ruzurgi® NDA had been switched to a tentative approval until the 7-year orphan-drug exclusivity, or ODE, for FIRDAPSE
®
has expired, and Ruzurgi® was no longer available on the U.S. market.
Further, in October 2020, we filed lawsuits against Jacobus and the specialty pharmacy marketing Ruzurgi® for infringement of the ‘893 patent. The lawsuits alleged that the Ruzurgi® product infringes the ‘893 patent when administered in accordance with its product labeling. Further, in August 2021, the lawsuits were amended to include alleged infringement of the ‘128 patent. The lawsuit sought damages and injunctive relief to prevent further marketing of Ruzurgi® in violation of our patent rights.
On July 11, 2022, we settled certain of our disputes with Jacobus. In connection with the settlement, we licensed the rights to develop and commercialize Ruzurgi® in the United States and Mexico (the “Territory”). Simultaneously, we purchased, among other intellectual property rights, Jacobus’ U.S. patents related to Ruzurgi®, its new drug applications in the United States for Ruzurgi®, and certain Ruzurgi® inventory previously manufactured by Jacobus. At the same time, we received a license from Jacobus for use of its know-how related to the manufacture of Ruzurgi®. Further, we settled the patent case, which has been dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or Ruzurgi® in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.
Our New Drug Submission filing for FIRDAPSE® for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance, or NOC, on July 31, 2020. In August 2020, we entered into a license agreement with KYE Pharmaceuticals, or KYE, pursuant to which we licensed to KYE the Canadian rights for FIRDAPSE® for the treatment of LEMS. On August 10, 2020, Health Canada issued a NOC to Medunik (Jacobus’ licensee in Canada for Ruzurgi®) for the treatment of LEMS. Shortly thereafter, we initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for Ruzurgi® as incorrect and unreasonable under Canadian law. Data protection, per Health Canada regulations, is supposed to prevent Health Canada from issuing an NOC to a drug that directly or indirectly references an innovative drug’s data, for eight years from the date of the innovative drug’s approval. The Ruzurgi® Product Monograph clearly references pivotal nonclinical carcinogenicity and reproductive toxicity data for amifampridine phosphate developed by us. As such, we believe that our data was relied upon to establish the nonclinical safety profile of Ruzurgi® needed to meet the standards of the Canadian Food and Drugs Act.
On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for Ruzurgi® and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to Ruzurgi® in spite of FIRDAPSE®’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued an NOC for Ruzurgi®, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 we, along with our partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.

On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving Ruzurgi® for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE®’s data deserved protection based on FIRDAPSE®’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. As a result, the matter has, once again, been remanded to the Minister of Health to redetermine its decision on Ruzurgi® in light of the court’s ruling, and, in that regard, the Minister of Health recently sought appellate review of the Court’s decision (which appeal is ongoing). As a result, Ruzurgi® is no longer currently available for sale in Canada pending both a potential redetermination by the Minister and also the appeal of the second favorable decision. The settlement between Catalyst and Jacobus described above did not resolve the outstanding issues between the parties in Canada, and this dispute continues. There can be no assurance as to the outcome of this proceeding.
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
Additionally, the following risk factor should also be considered:
Of particular concern for a company like ours, having only one marketed product, is that third parties may seek to market generic versions of FIRDAPSE® by filing an ANDA filing with the FDA in which they claim that the patents protecting FIRDAPSE® owned or licensed by us and listed with the FDA in “the Orange Book” are invalid, unenforceable and/or not infringed, a so-called Paragraph IV filing. A generic company may file an ANDA and make a Paragraph IV filing after November 28, 2022. If such a filing is made, we will need to defend and/or assert our patents, including by filing lawsuits against the Paragraph IV filer alleging patent infringement. In any of these types of proceedings, if a court or other agency with jurisdiction were to find our patents invalid, not infringed and/or unenforceable, it could have a material adverse impact on our business and results of operations. During the period in which any such litigation is pending, the uncertainty of its outcome may cause investors to disfavor our stock, and our stock price could decline.
While we believe that our patents will protect FIRDAPSE® from generic competition, that may not prove to be the case. Further, even if we are successful in prosecuting such claims, litigation could result in substantial costs and be a distraction to management.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
July 1, 2022 – July 31, 2022	—	$—	—	$21,003
August 1, 2022 – August 31, 2022	—	$—	—	$21,003
September 1, 2022 – September 30, 2022	—	$—	—	$21,003

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
Date: November 9, 2022