Form 10-K
period 2022-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2023-03-15
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FO
RM
10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Registrant’s telephone number, including area code: (
305)
420-3200
Securities Registered Pursuant to Section 12(b) of the Act.

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock , par value $0.001 per share	CPRX	NASDAQ Capital Market
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark wheth
er the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial
statements   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
As
of June 30, 2022, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting and non-voting
common equity held by
non-affiliates
was $665,590,948.
Indicate
the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
105,654,395 shares of common stock, $0.001 par value per share, were outstanding as of March 13, 2023.
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders. The proxy statement with respect to the 2023 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

EXHIBITS FILED WITH FORM 10-K

EX 23.1     Consent of Independent Registered Public Accounting Firm

EX 31.1     Section 302 Certification of CEO

EX 31.2     Section 302 Certification of CFO

EX 32.1     Section 906 Certification of CEO

EX 32.2     Section 906 Certification of CFO

PART I

You are urged to read this Annual Report on Form 10-K (Form 10-K) in its entirety. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the projected results discussed in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below and in Item 1A, “Risk Factors.”

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

The continued successful commercialization of FIRDAPSE® and FYCOMPA® are highly uncertain. Factors that will affect our success include the uncertainty of:

●	The impact of the COVID-19 pandemic on our business or on the economy generally;

●

Whether we will be able to continue to successfully market FIRDAPSE® and now successfully market FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;

●	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

●	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

●	Whether patients will discontinue from the use of FIRDAPSE® and FYCOMPA® at rates that are higher than historically experienced or are higher than we project;

●	Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;

●	Whether new FIRDAPSE® patients and FYCOMPA® patients can be successfully titrated to stable therapy;

●	Whether we can continue to market FIRDAPSE® and now market FYCOMPA® on a profitable and cash flow positive basis;

●	Whether we can successfully integrate the team that we are hiring to market FYCOMPA® into our current business structure;

●	Whether the acquisition of FYCOMPA® will prove to be accretive to EBITDA and EPS in 2023;

●	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

●	Whether payors will reimburse for our products at the price that we charge for our products;

●	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

●	The ability of those third parties that distribute our products to maintain compliance with applicable law;

●	Our ability to maintain compliance with applicable rules relating to our patient assistance programs for FIRDAPSE® and FYCOMPA®;

●	Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support LEMS patients;

●

The scope of our intellectual property and the outcome of any challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE® or FYCOMPA®;

●

Our ability to obtain a favorable decision on our pending request for reconsideration for an extension of the expiration date of patent protection for one of our patents listed in the Orange Book for FYCOMPA®;

●	Whether there will be a post-closing review by antitrust regulators of our previous acquisition transactions, and the outcome of any such reviews if they occur;

●

Whether we will be able to acquire additional drug products under development, complete the research and development required to commercialize such products, and thereafter, if such products are approved for commercialization, successfully market such products;

●	Whether our patents will be sufficient to prevent generic competition for FIRDAPSE® after our orphan drug exclusivity for FIRDAPSE® expires;

●	Whether we will be successful in our litigation to enforce our patents against the Paragraph IV challengers who have filed relating to FIRDAPSE®;

●

The impact on our profits and cash flow of adverse changes in reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organizations, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

●

Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, or changes in the healthcare industry generally;

●	The state of the economy generally and its impact on our business;

●

The potential impact of future healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product;

●

The scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

●	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

●	Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, our collaboration partner in Canada;

●	The impact on sales of FIRDAPSE® in the United States if an amifampridine product is purchased in Canada for use in the United States;

●	Whether our collaboration partner in Japan, DyDo, will successfully complete the clinical trial in Japan that will be required to seek approval to commercialize FIRDAPSE® in Japan;

●	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan; and

●

Whether our version of vigabatrin tablets will ever be approved by the FDA and successfully marketed by Endo, whether we will earn milestone payments or royalties on sales of our version of generic vigabatrin tablets, and whether Endo’s bankruptcy filing will impact these issues.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE® and FYCOMPA® and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Overview

We are a commercial-stage patient centric biopharmaceutical company focused on in-licensing, developing and commercializing novel high-quality medicines for patients living with rare diseases and diseases that are difficult to treat. With exceptional patient focus, we are committed to developing a robust pipeline of cutting-edge, best-in-class medicines for treating rare and difficult to treat diseases. We are dedicated to making a meaningful impact on the lives of those suffering from rare and difficult to treat diseases, and we believe in putting patients first in everything we do.

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg. approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children ages six and up. On December 17, 2022, we entered into an agreement with Eisai Inc. (“Eisai”) for the acquisition of the United States rights to FYCOMPA®(perampanel) CIII, a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. We closed that acquisition on January 24, 2023 and we are now marketing FYCOMPA® in the United States.

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

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, or NDA, for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton myasthenic syndrome, or LEMS, and in January 2019, we launched FIRDAPSE® in the United States. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg to include pediatric patients, six years of age and older for the treatment of LEMS.

We sell FIRDAPSE® through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 27 field personnel, including sales (Regional Account Managers), thought leader liaisons, patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and our programs supporting patients and access to FIRDAPSE®.

Additionally, we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allows our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating a LEMS patient who can benefit from FIRDAPSE®. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient with small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

Finally, we are continuing to expand our digital and social media activities to introduce our product and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including Global Genes and the National Organization for Rare Disorders) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. A co-pay assistance program designed to keep out-of-pocket costs to not more than $10.00 per month (currently less than $2.00 per month) is available for all LEMS patients with commercial coverage who are prescribed FIRDAPSE®. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE. However, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising us that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each allege that our six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first, and in that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patent estate will protect FIRDAPSE® from generic competition for the life of our patents.

FYCOMPA®

On December 17, 2022, we entered into an agreement with Eisai for the acquisition of the U.S. rights to FYCOMPA® (perampanel) CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a box warning label.

FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children 4 years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

Pursuant to the Asset Purchase Agreement, which closed on January 24, 2023, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai an additional cash payment of $25 million if a requested patent extension for FYCOMPA® is approved by the U.S. Patent and Trademark Office (USPTO). Finally, we agreed to pay Eisai royalty payments after patent protection for FYCOMPA® expires, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market.

In conjunction with the closing of the asset purchase, we entered into two additional agreements with Eisai; a Transition Services Agreement and a Supply Agreement. Under the Transition Services Agreement, a U.S. subsidiary of Eisai is providing us with certain transitional services, and under the Supply Agreement, Eisai has agreed to manufacture FYCOMPA® for us for at least seven years at prices listed in the Supply Agreement (to be updated on a yearly basis). Following the closing of the acquisition, we are currently marketing FYCOMPA® in the U.S. through Eisai under the Transition Services Agreement as we build our FYCOMPA® marketing and sales team, and we expect to take over the marketing program in May 2023. In that regard, we currently expect to hire approximately 34 sales and marketing personnel to support FYCOMPA®, many of whom previously worked in Eisai’s U.S. sales division marketing FYCOMPA®. We also are planning on hiring up to six medical science liaisons to help us educate the medical community who treat epilepsy and the patients who have epilepsy about their disease and the benefits of FYCOMPA®.

Catalyst is supporting patients using FYCOMPA® through an Instant Savings Card Program. Through the program, eligible commercially insured patients could pay as little as $10 for their FYCOMPA® co-pay (with a maximum savings of $1,300 per year).

Eligible cash-paying patients receive up to $60 towards each prescription, up to a maximum of $720 per year. The FYCOMPA® instant savings card program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE.

Patent protection for FYCOMPA will expire no earlier than May 23, 2025, the current expiration date of U.S. patent no. 6,949,571 including the USPTO’s patent term extension calculation. A request for reconsideration of the agency’s patent term extension calculation is currently pending. If successful, we would be entitled to patent term extension that would extend U.S. patent no. 6,949,571 until June 8, 2026. There can be no assurance that our request for reconsideration will be granted by the U.S. Patent and Trademark Office.

Business Development

We are continuing our efforts to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease and CNS therapeutic categories. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company long term to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several additional potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license or acquire commercialized drug products or drug products in development. However, no additional definitive agreements have been entered into to date and there can be no assurance that our efforts to continue to broaden and diversify our product portfolio will be successful.

Capital Resources

At December 31, 2022, we had cash and investments of approximately $298 million. Subsequent to the end of 2022, on January 24, 2023 we used $162 million of our available cash and cash equivalents to fund our acquisition of FYCOMPA® and to reimburse Eisai for certain prepaid expenses. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE®, that our commercialization of FYCOMPA® will be successful, or that we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Our Strategy

Our goal is to develop and commercialize novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and disorders. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do. Specifically, we intend to:

●

Continue to commercialize FIRDAPSE® for the treatment of LEMS and improve disease awareness. We are currently commercializing FIRDAPSE® in the United States and Canada. We are working to expand awareness of the disease, including to physicians treating LEMS patients who have small-cell lung cancer, and helping health care providers and their patients understand the benefits of FIRDAPSE®. A cornerstone of our strategy is our continuing development of Catalyst Pathways®, our personalized treatment support program, and our development of the patient assistance programs that are required to further our goal that no LEMS patient be denied access to FIRDAPSE® for financial reasons within existing legal restrictions.

●

Begin to commercialize FYCOMPA®. We recently acquired the rights to the epilepsy drug FYCOMPA®. We are currently marketing FYCOMPA® through Eisai under a Transition Services Agreement and expect to begin marketing the product through our own sales organization in May 2023. We believe that having a second marketed product that we expect to be accretive to EBITDA and EPS in 2023 adds substantially to our business franchise.

●

Seek approval for FIRDAPSE® in Japan and potentially in other territories in Asia. We are currently supporting our sub-licensee, DyDo Pharma, as they take the steps required to seek approval to market FIRDAPSE® in Japan for the treatment of Japanese patients with LEMS. Further, the territory in which we have the right to seek to commercialize FIRDAPSE® will automatically expand to include numerous countries in Asia and Latin America upon acceptance by the Japanese Ministry of Health, Labor and Welfare in Japan of an application to market our product in Japan, and we plan to seek to expand our FIRDAPSE® activities into other countries in Asia once our licensed territory is expanded to include these new countries.

●

Seek to acquire additional products. We intend to continue our efforts to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease and CNS therapeutic categories. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term.

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

License Agreements for FIRDAPSE®

License Agreement with BioMarin

On October 26, 2012, we licensed the exclusive North American rights to FIRDAPSE® pursuant to a License Agreement (the License Agreement) between us and BioMarin Pharmaceutical Inc. (BioMarin). Under the License Agreement, we make the following royalty payments on our net sales of FIRDAPSE®:

●

Royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

●

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

On May 29, 2019, we entered into an amendment to our License Agreement. Under the amendment, we expanded our commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, our territory will be automatically expanded to include most of Asia, as well as Central and South America, upon the acceptance by the Japanese Ministry of Health, Labor and Welfare in Japan of an application to market our product in Japan. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original License Agreement for North America.

In January 2020, we were advised that BioMarin had sold certain rights under the License Agreement to SERB SA.

We believe that we remain in compliance with our obligations under the License Agreement.

License Agreement with Jacobus

In May 2019, the FDA approved an NDA for RUZURGI®, Jacobus Pharmaceuticals’ version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). In June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of RUZURGI® violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the FDCA; violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of RUZURGI®.

On July 30, 2020, the Magistrate Judge considering this lawsuit filed a Report and Recommendation in which she recommended to the District Judge handling the case that the Court grant the FDA’s and Jacobus’ motions for summary judgment and deny our motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed our case. We appealed the District Court’s decision to the U.S. Court of Appeals for the 11th Circuit. The case was fully briefed in early 2021, and oral argument was held in March 2021.

On September 30, 2021, a three-judge panel of 11th Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted our argument that the FDA’s approval of RUZURGI® violated our rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in our favor. In November 2021, Jacobus filed a motion seeking rehearing of the case from the full 11th Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11th Circuit and the U.S. Supreme Court seeking a stay of the 11th Circuit’s ruling indicating that it would seek a review of the 11th Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11th Circuit issued a mandate directing the District Court to enter summary judgment in our favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in favor of Catalyst, the final approval of the RUZURGI® NDA was switched to a tentative approval until the 7-year orphan-drug exclusivity (ODE) for FIRDAPSE® has expired.

On July 11, 2022, we settled certain of our disputes with Jacobus. In connection with the settlement, we licensed the rights to develop and commercialize RUZURGI® in the United States and Mexico. Simultaneously, we purchased, among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI®, its NDAs in the United States for RUZURGI®, and certain RUZURGI® inventory previously manufactured by Jacobus. At the same time, we received a license from Jacobus for use of its know-how related to the manufacture of RUZURGI®. Further, we settled our pending patent lawsuit against Jacobus, which has been dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or RUZURGI® in the territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.

In connection with the settlement with Jacobus, we agreed to pay the following consideration to Jacobus:

●

$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022 and the balance of which will be paid over the next two years, on the first and second anniversary of closing;

●

An annual royalty on our net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the United States equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of Catalyst’s FIRDAPSE® patents in the United States, 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

●	If Catalyst were to receive a priority review voucher for FIRDAPSE® or RUZURGI® in the future, 50% of the consideration paid by a third party to acquire that voucher will be paid to Jacobus.

Royalties will be trued up at the end of the year to the extent that royalties on net sales are below the minimum royalty.

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

On September 29, 2022, the FDA approved our sNDA to expand the indicated age range for FIRDAPSE® for the treatment of LEMS to include pediatric patients, six years of age and older.

Required Post-Approval Studies

As part of the approval of our NDA for FIRDAPSE® for LEMS, the FDA required us to conduct a clinical trial to evaluate the effect of hepatic impairment on the exposure of amifampridine after oral administration of FIRDAPSE® relative to that in subjects with normal hepatic function. This study has been completed and submitted to the FDA. We have also established a pregnancy surveillance program to collect and analyze information for a minimum of ten (10) years on pregnancy complications and birth outcomes related to FIRDAPSE®. Further, the FDA required us to perform a second carcinogenicity study of amifampridine phosphate in mice, which we has been completed and the FDA has advised us is acceptable. Finally, in connection with the recent approval of our sNDA for FIRDASE® for the treatment of children ages six through seventeen with LEMS, we are now required to complete a pediatric safety study of juvenile toxicity in a rodent.

Compassionate Use Programs

We continue to make FIRDAPSE® available to a limited number of patients diagnosed with CMS or Downbeat Nystagmus (DN) through investigator-sponsored compassionate use programs. Further, when we acquired the U.S. rights to RUZURGI®, we agreed to continue to supply RUZURGI® to these patients with neuromuscular conditions other than LEMS who are without access to an approved drug and were being treated with RUZURGI® under investigator-sponsored INDs at the time of our settlement with Jacobus.

Sales, Marketing and Distribution

Launch of FIRDAPSE® in January 2019

In January 2019, we launched FIRDAPSE® in the United States through a field force of approximately 20 personnel who are experienced in neurologic, central nervous system or rare diseases in sales, patient support and payer reimbursement. The sales representatives (Regional Account Managers) who were part of the field force targeted approximately 1,250 physicians who are either neuromuscular specialists or general neurologists with a known adult LEMS patient or specific training in neuromuscular diseases. We also utilized field force Patient Access Liaisons who work with the patients and provider offices to help navigate the insurance landscape, as well as National Account Managers who work directly with the payors to ensure comprehensive coverage for FIRDAPSE® across the commercial and governmental plans in the United States. We also at that time had a field-based force of six medical science liaisons who help educate the medical communities and patients about LEMS and about our company’s ongoing clinical trial activities. Further, we work closely with several rare disease advocacy organizations (including Global Genes, the National Organization for Rare Disorders (NORD), and the Myasthenia Gravis Foundation of America) to help increase awareness and the level of support for patients living with LEMS and other neuromuscular diseases, and to provide education for the physicians who treat these rare diseases and the patients they treat.

In early 2020, we expanded our field sales group by almost one hundred percent and established a partnership with an experienced inside sales agency generating leads through telemarketing to targeted physicians. Through this expansion of our sales team, we are working to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach roughly 9,000 neurology and neuromuscular healthcare providers that might be treating an adult LEMS patient who can benefit from FIRDAPSE®. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might treat a LEMS patient with small cell lung cancer. We also make available a no-cost LEMS voltage gated calcium channel (VGCC) antibody testing program for physicians who suspect their patient may have LEMS and wish to reach a definitive diagnosis.

We are supporting the distribution of FIRDAPSE® through “Catalyst Pathways”®, our personalized treatment support program. “Catalyst Pathways”® is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen to an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most pharmaceutical products for ultra-orphan diseases are distributed and dispensed to patients. By using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.

In addition, “Catalyst Pathways”® is the gateway for our free bridge medication for patients during transitioning from investigational product while they are waiting for a coverage determination or, later on, for patients whose access is threatened by the bureaucratic complications arising from a change of insurer. The “Catalyst Pathways”® program is also the access point for our Patient Assistance Program, which provides longer-term free medication for those who are uninsured or functionally uninsured with respect to FIRDAPSE® because they may be unable to obtain coverage from their payer despite having health insurance.

We are continuing efforts on the challenging process to identify patients and their physicians who have diagnosed LEMS, but have not had access, awareness or understanding of this treatment for their rare disease. These patients often do not see their physician frequently, have many questions about changing treatment(s), and may not perceive the need to change to a new therapy. Further, we have begun to focus our commercial efforts to locate misdiagnosed and undiagnosed LEMS patients and provide educational and sales activities to help improve the diagnosis, understanding of the treatment, and information on the prescribing process. We plan to continue to support LEMS and rare disease patient organizational groups’ efforts to generate awareness and educate patients and physicians on the diagnosis of LEMS, the impact of the disease, and the support services and treatments available.

Access to FIRDAPSE®

In order to help patients afford their medication, we, like other pharmaceutical companies who are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay assistance program designed to keep out-of-pocket costs to $10 or less per month (currently less than $2.00 per month) is available for all LEMS patients prescribed FIRDAPSE®. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to LEMS patients in financial need. Our goal is to ensure that no LEMS patient is ever denied access to their medication for financial reasons.

To date, FIRDAPSE® has been widely covered and reimbursed by private and public payors for the indicated small population of adult LEMS patients.

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

On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving RUZURGI® for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE®’s data deserved protection based on FIRDAPSE®’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. The Minister of Health appealed that decision, and, in January 2023, the Canadian Appellate Court overturned the trial court’s decision. Thereafter, the Minister of Health reissued an NOC for RUZURGI® in Canada and, as a result, RUZURGI® is once again approved for sale in Canada.

While there can be no assurance, we do not expect that the reissuance of the NOC for RUZURGI® in Canada will have a material adverse effect on our results of operations.

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

On June 28, 2021, we entered into a sub-license agreement with DyDo Pharma, Inc., or DyDo, pursuant to which we sub-licensed to DyDo the Japanese rights for FIRDAPSE® for the treatment of LEMS. Under the terms of the agreement, DyDo has the exclusive rights to commercialize the product in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan. We are responsible for clinical and commercial supply, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities. Subject to the satisfaction of terms and conditions as set forth in the agreement, we have earned an upfront payment and are eligible to receive further development and sales milestones for FIRDAPSE®, as well as revenue on sales to DyDo of product that we supply to them.

In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS. We anticipate completion of that study in late 2023 and, assuming the study is successful, the filing of an application to market the product in Japan in the second quarter of 2024. There can be no assurance that the study will be successful or that the application will ever be filed or approved.

Future Markets for FIRDAPSE®

Under the amendment to our license agreement that added Japan to our territory, our territory in which we have the right to seek to commercialize FIRDAPSE® will automatically expand to include numerous countries in Asia and South and Central America upon acceptance by the Japanese Ministry of Health, Labor and Welfare in Japan of an application to market our product in Japan, and we plan to expand our FIRDAPSE® activities into other countries in Asia once our licensed territory is expanded to include these new countries.

Intellectual property and regulatory exclusivity protections for FIRDAPSE®

The bulk of our patent rights related to FIRDAPSE® are derived from our license agreement with BioMarin, which was transferred to SERB in 2020. In August 2020, the United States Patent and Trademark Office (USPTO) allowed Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to April 7, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.

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

On December 24, 2021, the USPTO allowed continuing application, 11,268,128. On January 3, 2022, the USPTO allowed related continuing application 11,274,332. A further related continuing application, 11,274,331 was allowed on January 7, 2022. All three patents were issued in March 2022 as Patent Nos. 11,268,128, 11,274,332, and 11,274,331, respectively, and extend the coverage of our patents to include fast metabolizers of amifampridine. These patents are now listed in the Orange Book for FIRDAPSE®.

As part of our transaction with Jacobus Pharmaceuticals, Catalyst also acquired two patents. One of these patents, 10,626,088 issued by the USPTO on April 21, 2020, was suitable for listing in the Orange Book and has now been listed in further support of FIRDAPSE®. The other patent, 9,783,497 issued by the PTO on October 10, 2017, is not considered listable under the Orange Book, but, to the extent that it is necessary, Catalyst intends to enforce that patent against infringement as it would any of the Orange Book patents.

We are also pursuing additional patent applications for FIRDAPSE® in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued that provide additional intellectual property protection for our drug product.

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

Until FIRDAPSE® was approved in November 2018, no drug product containing amifampridine for any indication had been approved by the FDA such that we received five-year “new chemical entity” exclusivity from the FDA. New chemical entity exclusivity provides a five-year period of marketing exclusivity for all indications and in the absence of an Orange Book listed patent, precludes a generic from submitting an ANDA until that five year period has expired. Further, when FIRDAPSE® was approved for the treatment of LEMS patients, we received seven-year orphan drug exclusivity (ODE) for our product for the treatment of LEMS, precluding a generic filer from receiving final FDA approval until the ODE exclusivity period has expired. Because we have Orange Book listed patents for FIRDAPSE®, potential generic filers were permitted to submit ANDA filings to the FDA starting on the “NCE-1” date (November 28, 2022).

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising us that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each allege that our six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first, and in that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patents will protect FIRDAPSE® from generic competition for the life of our patents.

We have also in-licensed the FIRDAPSE® trademark, and the trademark was registered in the United States in March 2015.

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

FYCOMPA® Product Overview

Epilepsy is a serious neurological condition that affects more than 50 million individuals globally, 80% of whom live in developing countries. An estimated 1.7% of U.S. adults have been diagnosed with the condition. From prominent historical figures, such as Julius Caesar and Vladimir Lenin, to friends or family members, most people probably know someone affected by epilepsy.

The FDA approved FYCOMPA® in October 2012 as an adjunctive agent for the treatment of focal onset seizures with or without secondary generalization in patients with epilepsy at least 4 years of age. In June 2015, the agency approved a second indication for primary generalized tonic-clonic seizures in patients with epilepsy who are at least 12 years of age.

FYCOMPA® is a novel non-competitive selective antagonist at the postsynaptic ionotropic alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) glutamate receptor. In the nervous system, glutamate is known to be a major excitatory neurotransmitter, but the exact antiepileptic mechanism of perampanel in humans is unknown. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. In addition, AMPA receptor antagonists may prevent neuronal death.

At the time of its approval, the FDA included specific significant warnings for FYCOMPA® that it required to be included prominently in all communications about the product. Such warnings are known as “black box” warnings because they are traditionally surrounded by a black box to emphasize their significance. For FYCOMPA®, the warning addresses rare but serious behavioral changes that occur in some patients using FYCOMPA® including aggression (up to and including homicidal behavior), hostility, anger, distrust and other extreme behavioral changes; visual and auditory hallucinations; and difficulty with memory. In addition, FYCOMPA® was classified as a Class III controlled substance prior to its approval due to evidence of prolonged use creating a physical dependence in some patients and the possibility of abuse.

Epilepsy

Epilepsy is a long-term (chronic) disease that causes repeated seizures due to abnormal electrical signals produced by damaged brain cells. A burst of uncontrolled electrical activity within brain cells causes a seizure. Epilepsy is generally diagnosed after an individual suffers two seizures within a 24-hour period. Generally, cells in the brain send messages to and receive messages from all areas of the body. These messages are transmitted via a continuous electrical impulse that travels from cell to cell. Epilepsy disrupts this rhythmic electrical impulse pattern. Instead, there are bursts of electrical energy — like an unpredictable lightning storm — between cells in one or more areas of your brain. This electrical disruption causes changes in awareness (including loss of consciousness), sensations, emotions and muscle movements. In the U.S., about 3.4 million people have epilepsy. Of this number, 3 million are adults and 470,000 are children. There are 150,000 new cases of epilepsy in the U.S. each year. Worldwide, about 65 million people have epilepsy.

Epileptic seizures (defined by two or more unprovoked seizures separated by more than 24 hours, or one unprovoked seizure with high probability of an additional seizure in the next 10 years, or as better defined by an epileptic syndrome) are separated into two broad categories: partial-onset seizures (POS) and generalized seizures, which affect one or both hemispheres of the brain, respectively. While many risk factors (e.g., infection, genetics, prenatal injury, or structural or metabolic abnormalities) have been elucidated, more than half of all cases of epilepsy are due to unknown causes. Regardless of the causative factor, epileptic seizures result from a persistent and uncontrolled increase in hypersynchronous neuronal excitability implicating various receptors (e.g., sodium, calcium, potassium, gamma-aminobutyric acid, or glutamate) involved in normal neurotransmission. Antiepileptic drugs (AEDs) target the various receptors to reduce neuronal excitability and control seizures, thus reducing the risk of seizure-related injuries and death. Although monotherapy is ideal for treating epileptic seizures, only about 49% of patients achieve seizure freedom while using their first appropriately selected AED. Subsequently, 62% to 66% of patients might only be able to achieve seizure freedom with a second or third appropriately selected AED, respectively, leaving up to one-third of patients with inadequate control of their seizures. In addition, patients may have a higher risk of toxicity if AEDs with similar mechanisms of action are used concomitantly. In the last two decades, the number of agents commercially available in the armamentarium against epilepsy has risen fourfold, few with a novel mechanism of action like FYCOMPA®.

Focal onset seizures, also known as focal aware seizures and formerly known as partial onset seizures, are the most common type of seizure in people with epilepsy. There are two types of focal onset seizures, though there is often not a clear distinction between them. Simple focal seizures, also known as auras, occur in one area on one side of the brain, but may spread from there. The person does not lose consciousness during a simple focal seizure. Doctors generally break focal seizures into four groups:

●

Motor: A simple focal seizure with motor symptoms will affect muscle activity, causing jerking movements of a foot, the face, an arm or another part of the body. Physicians can diagnose which side of the brain is affected by observing which side of the body experiences symptoms, since the left brain controls the right side of the body and the right brain controls the left.

●	Sensory: A simple focal seizure may cause sensory symptoms affecting the senses, such as: hearing problems, hallucinations and olfactory or other distortions.

●

Autonomic: A simple focal seizure with autonomic symptoms affects the part of the brain responsible for involuntary functions. These seizures may cause changes in blood pressure, heart rhythm, or bowel or bladder function.

●

Psychic: Some simple focal seizures strike parts of the brain that trigger emotions or memories of previous experiences, causing feelings of fear, anxiety, or déjà vu (the illusory feeling that something has been experienced before).

Complex focal seizures are often preceded by a simple focal seizure. Patients experiencing a complex focal seizure may stare blankly into space, or experience automatisms (non-purposeful, repetitive movements such as lip smacking, blinking, grunting, gulping or shouting).

Tonic-clonic seizures, formerly known as grand mal seizures, comprise two stages: a tonic phase and a clonic phase. These intense seizures can be frightening to experience or observe, as extreme muscle spasms may temporarily arrest breathing. The seizure may start with a simple or complex partial seizure known as an aura. The person may experience abnormal sensations such as a particular smell, vertigo, nausea, or anxiety. If the person is familiar with having seizures, they may recognize the warning signs of a seizure about to begin.

When the tonic-clonic seizure begins, the person loses consciousness and may fall. Strong tonic spasms of the muscles can force air out of the lungs, resulting in a cry or moan, even though the person is not aware of their surroundings. There may be saliva or foam coming from the mouth. If the person inadvertently bites their tongue or cheek, blood may be visible in the saliva. Stiffness of the chest muscles may impair breathing, the person’s face may look bluish or gray, and he or she may make gasping or gurgling sounds. This is known as the “tonic” phase.

Jerking movements affect the face, arms and legs, becoming intense and rapid. After one to three minutes, the jerking movements slow down and the body relaxes, sometimes including the bowel or bladder. The person may let out a deep sigh and return to more normal breathing. This is known as the “clonic” phase.

After a tonic-clonic seizure, the person may remain unconscious for several minutes as the brain recovers from the seizure activity. He or she may appear to be sleeping or snoring. Gradually the person regains awareness and may feel confused, exhausted, physically sore, sad or embarrassed for a few hours. The person may not remember having a seizure and may have other memory loss. Occasionally, people may have abnormal or combative behavior after a tonic-clonic seizure while the brain is recovering.

Access to FYCOMPA®

Catalyst is supporting patients using FYCOMPA® through an Instant Savings Card Program. Through the program, eligible commercially insured patients could pay as little as $10 for their FYCOMPA® co-pay (with a maximum savings of $1,300 per year). Eligible cash-paying patients receive up to $60 towards each prescription, up to a maximum of $720 per year. The FYCOMPA® instant savings card program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medigap, VA, DoD, or TRICARE.

Acquisition of FYCOMPA®

On December 17, 2022, we entered into an Asset Purchase Agreement with Eisai, pursuant to which we acquired the U.S. rights to FYCOMPA®. Pursuant to the Asset Purchase Agreement entered into with Eisai for FYCOMPA®, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an up-front cash payment of $160 million; and royalty payments on net sales post-expiration of the patents for FYCOMPA®, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market. Finally, we have agreed to pay Eisai an additional cash payment of $25 million if a patent extension for FYCOMPA® is approved by the USPTO (see “Intellectual Property Protections for FYCOMPA® below for additional information on the patent).

In conjunction with the Asset Purchase Agreement, at the closing of our purchase on January 24, 2023 we entered into two additional agreements with Eisai:

●

A Transition Services Agreement under which a U.S. subsidiary of Eisai is providing us with certain services for certain periods, including but not limited to, FDA Post-Marketing study requirements for FYCOMPA® and Transitional Services pursuant to which Eisai’s U.S. subsidiary is assisting us with the transition of commercial, market asset, finance, medical information, and supply issues; and

●	A Supply Agreement under which Eisai has agreed to manufacture FYCOMPA® for us for at least seven years at prices to be updated on a yearly basis.

These additional agreements became effective upon the closing of the transaction with Eisai on January 24, 2023.

Clinical Trials Supporting FYCOMPA®

Partial Onset Seizures

The efficacy of FYCOMPA® in partial-onset seizures, with or without secondary generalization, was studied in patients who were not adequately controlled with 1 to 3 concomitant AEDs in 3 randomized, double-blind, placebo-controlled, multicenter trials (Studies 1, 2, and 3) in adult and pediatric patients (12 years of age and older). All trials had an initial 6-week Baseline Period, during which patients were required to have more than five seizures in order to be randomized. The Baseline Period was followed by a 19-week Treatment Period consisting of a 6-week Titration Phase and a 13-week Maintenance Phase. Patients in these 3 trials had a mean duration of epilepsy of approximately 21 years and a median baseline seizure frequency ranging from 9 to 14 seizures per 28 days. During the trials, more than 85% of patients were taking 2 to 3 concomitant AEDs with or without concurrent vagal nerve stimulation, and approximately 50% were on at least one AED known to induce CYP3A4, an enzyme critical to the metabolism of FYCOMPA® (i.e., carbamazepine, oxcarbazepine, or phenytoin), resulting in a significant reduction in FYCOMPA®’s serum concentration.

Each study evaluated placebo and multiple FYCOMPA® dosages (see Figure 1). During the Titration period in all 3 trials, patients on FYCOMPA® received an initial 2 mg once daily dose, which was subsequently increased in weekly increments of 2 mg per day to the final dose. Patients experiencing intolerable adverse reactions were permitted to have their dose reduced to the previously tolerated dose.

The primary endpoint in Studies 1, 2, and 3 was the percent change in seizure frequency per 28 days during the Treatment Period as compared to the Baseline Period. The criterion for statistical significance was p<0.05. A statistically significant decrease in seizure rate was observed at doses of 4 to 12 mg per day. Dose response was apparent at 4 to 8 mg with little additional reduction in frequency at 12 mg per day.

Tables 1 and 2 present an analysis combining data from all 3 studies, grouping patients based upon whether or not concomitant enzyme-inducing AEDs (carbamazepine, oxcarbazepine, or phenytoin) were used. The analysis revealed a substantially reduced effect in the presence of inducers.

Table 1. Median Percent Reduction for Combined Studies (Study 1, 2, and 3) Based on the Presence or Absence of Concomitant Enzyme-Inducing AEDs (carbamazepine, oxcarbazepine, or phenytoin)

	Without Enzyme-Inducing AEDs		With Enzyme-Inducing AEDs

	Placebo (%)	FYCOMPA® (%)	Placebo (%)	FYCOMPA® (%)
2 mg/day	16	23	14	16
4 mg/day	16	22	14	33
8 mg/day	19	45	12	24
12 mg/day	19	54	9	22

Table 2. Responder Rate for Combined Studies (Study 1, 2, and 3) Based on the Presence or Absence of Concomitant Enzyme-Inducing AEDs (carbamazepine, oxcarbazepine, or phenytoin)

	Without Enzyme-Inducing AEDs		With Enzyme-Inducing AEDs

	Placebo (%)	FYCOMPA® (%)	Placebo (%)	FYCOMPA® (%)
2 mg/day	19	26	18	20
4 mg/day	19	35	18	26
8 mg/day	17	45	19	52
12 mg/day	15	54	21	33

Figure 2 shows the proportion of patients with different percent reductions during the maintenance phase over baseline across all three trials. Patients in whom the seizure frequency increased are shown at left as “worse.” Patients in whom the seizure frequency decreased are shown in the remaining four categories.

The percentages of patients with a 50% or greater reduction in seizure frequency were 19%, 29%, 35%, 35% for placebo, 4, 8, and 12 mg, respectively.

Primary Generalized Tonic-Clonic Seizures

The efficacy of FYCOMPA® as adjunctive therapy in patients 12 years of age and older with idiopathic generalized epilepsy experiencing primary generalized tonic-clonic seizures was established in one multicenter, randomized, double-blind, placebo-controlled study (Study 4), conducted at 78 sites in 16 countries. Eligible patients on a stable dose of 1 to 3 AEDs experiencing at least 3 primary generalized tonic-clonic seizures during the 8-week baseline period were randomized to either FYCOMPA® or placebo. Efficacy was analyzed in 162 patients (FYCOMPA® N=81, placebo N=81) who received medication and at least one post-treatment seizure assessment. Patients were titrated over 4 weeks up to a dose of 8 mg per day or the highest tolerated dose and treated for an additional 13 weeks on the last dose level achieved at the end of the titration period. The total treatment period was 17 weeks. Study drug was given once per day.

The primary endpoint was the percent change from baseline in primary generalized tonic-clonic seizure frequency per 28 days during the treatment period as compared to the baseline period. The criterion for statistical significance was p<0.05. Table 3 shows the results of this study. A statistically significant decrease in seizure rate was observed with FYCOMPA® compared to placebo.

Table 3. Median Percent Reduction from Baseline in Primary Generalized Tonic-Clonic Seizure Frequency in Study 4

	Placebo (N=81)	FYCOMPA® 8mg (N=81)
Percent Reduction During Treatment	38	76[a]

A P-value compared to placebo: <0.0001. Statistically significant as compared to placebo based on ANCOVA with treatment and pooled country as factors and the ranked baseline seizure frequency per 28 days as a variable.

Figure 3 shows the proportion of patients with different percent reductions during the maintenance phase over baseline in primary generalized tonic-clonic seizure frequency. Patients in whom the seizure frequency increased are shown at left as “worse.” Patients in whom the seizure frequency decreased are shown in the remaining four categories.

Intellectual Property Protections for FYCOMPA®

FYCOMPA® (all strengths and formulations) has patent exclusivity until at least May 23, 2025 pursuant to U.S. Patent No. 6,949,571 (the ‘571 patent), entitled “1,2-Dihydropyridine Compounds, Process for Preparation of the Same and Use Thereof.” This patent was issued on September 27, 2005 and covers the approved drug substance (perampanel).

Our predecessor in interest, Eisai, applied for a Patent Term Extension for the ‘571 patent through June 8, 2026, which was rejected by the U.S. Patent and Trademark Office in favor of a Patent Term Extension calculation resulting in the patent terminating on May 23, 2025. Our predecessor in interest filed a request for reconsideration, arguing that FYCOMPA® is entitled to patent exclusivity through June 8, 2026 due to a lengthy delay in scheduling FYCOMPA® as a controlled substance such that Eisai was not able to market FYCOMPA® commercially after approval. The U.S. Patent and Trademark Office has not yet ruled on Eisai, now Catalyst’s, request for reconsideration. Should the patent extension be granted, the term of the patent would be extended through June 8, 2026. There can be no assurance that the USPTO will grant the extension. Because we are disputing the U.S. Patent and Trademark Office’s decision with respect to Patent Term Extension, we have not updated the Orange Book to reflect the extended expiration date of the ‘571 patent and have instead requested that the Orange Book reflect the expiration date of the patent resulting from a series of Interim Patent Term Extension Requests. Catalyst will continue to file Interim Patent Term Extension requests until the matter is resolved, at which time the expiration date of the ‘571 patent will be updated in the Orange Book.

FYCOMPA® is also the subject of the following additional intellectual property:

●	U.S. Patent No. 8,772,497 claims the commercial crystalline form of perampanel for FYCOMPA®. This patent expires on July 1, 2026 and is Orange Book listed.

●	U.S. Patent No. 8,304,548 claims the commercial process used to produce perampanel for FYCOMPA®, and has an expiration date of October 24, 2027.

●	There are three patents related to non-commercial forms of perampanel:

o	U.S. Patent No. 9,045,426 with an expiration date of July 5, 2025.
o	U.S. Patent No. 7,803,818 with an expiration date of December 20, 2026.
o	U.S. Patent No. 7,718,807 with an expiration date of April 27, 2027.

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

On December 18, 2018, we entered into a definitive agreement with Endo International plc’s subsidiary, Endo Ventures Limited (Endo), for the further development and commercialization of generic Sabril® tablets through Endo’s United States Generic Pharmaceuticals segment, Par Pharmaceutical (Par). Pursuant to the agreement, in December 2018, we received an up-front payment of $500,000. We will be entitled to receive a milestone payment of $2.0 million on the commercial launch of the product. Further, we will receive a sharing of defined net profits upon commercialization and certain expenses for development.

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

FYCOMPA®

Under our Supply Agreement with Eisai, Eisai has agreed to manufacture and supply to us to manufacture finished bulk FYCOMPA® tablets for us for a seven year period that will run through at least the end of 2029. In addition, Eisai has assigned to us third-party manufacturing contracts related to final packaging of bulk FYCOMPA® tablets and also the manufacture of the oral solution formulation.

Manufacturing Changes

Any significant change that we make for any of our drug products must be approved by the FDA in an sNDA. If the manufacturing plan and data are insufficient, any sNDA we submit will not be approved. Before an sNDA can be approved, our manufacturers must also demonstrate compliance with FDA’s cGMP regulations and policies. Further, even if we receive approval of any sNDAs for our drug product(s), if our manufacturers do not follow cGMPs in the manufacture of our products, it may delay product launches or shipments and adversely affect our business.

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

Finally, we are aware that amifampridine has been available from compounding pharmacies for many years and may remain available, even though we have obtained FDA approval of FIRDAPSE®. Compounded amifampridine is likely to be substantially less expensive than FIRDAPSE®. The Food and Drug Administration Modernization Act of 1997 included a new section, which clarified the status of pharmacy compounding under Federal law. Under Section 503A, drug products that are lawfully compounded by a pharmacist or physician for an individual patient may be entitled to exemptions from three key provisions of the FDCA: (1) the adulteration provision of section 501(a)(2)(B) (concerning FDA’s cGMP regulations); (2) the misbranding provision of section 502(f)(1) (concerning the labeling of drugs with adequate directions for use); and (3) the new drug provision of section 505 (concerning the approval of drugs under NDAs or ANDAs).

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

In 2013, Congress removed the unconstitutional advertising provisions in Section 503A when it passed the Drug Quality and Security Act of 2013 (DQSA), Title I (The Compounding Quality Act). The DQSA also created “outsourcing facilities” under Section 503B of the FDCA, which are drug compounders that voluntarily register with FDA and may produce compounded formulations for office use (at least one of which must be sterile), but must comply with FDA’s cGMP regulations and other requirements set forth in Section 503B. Section 503B outsourcing facilities may also only compound from bulk substances if the product is on FDA’s drug shortage list, or the substance is on FDA’s Section 503B list of bulk substances that may be used in compounding (i.e., the Section 503B bulk substances list 1).

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

FYCOMPA®

FYCOMPA® is the first and only AED that targets a specific receptor in the brain called “AMPA”. The receptor plays a role in allowing seizures to occur. Seizures have historically been treated with benzodiazepines such as clonazepam (Klonopin) and lorazepam (Ativan), GABA inhibitors such as gabapentin (Neurontin), phenobarbital (Luminal), and pregabalin (Lyrica), and sodium channel blockers such as carbamazepine (Tegretol) and lacosamide (Vimpat). Additionally, surgical options such as deep brain stimulation have been used in patients who have failed polypharmacy. Finally, there are multiple compounds that have been recently approved or are in late-stage development for focal epilepsy.

Generic Sabril®

Sabril® is marketed by Lundbeck in the United States for infantile spasms and for refractory complex partial seizures. Four generic versions of Sabril® tablets has been approved to date in the United States, as have numerous generic versions of the powder form. We have entered into a definitive agreement with Endo/Par for the further development and commercialization of generic Sabril® tablets.

Factors affecting competition generally

In general, our ability to compete depends in large part upon:

●	our ability to complete clinical development and obtain regulatory approvals for our drug candidates;

●	the demonstrated efficacy, safety and reliability of our drug candidates;

●	the timing and scope of regulatory approvals;

●	product acceptance by physicians and other health care providers;

●	the willingness of payors to reimburse for our product;

●	protection of our proprietary rights and the level of generic competition;

●	the speed at which we develop drug candidates;

●	our ability to supply commercial quantities of a product to the market;

●	our ability to obtain reimbursement from private and/or public insurance entities for product use in approved indications;

●	our ability to recruit and retain skilled employees; and

●	the availability of capital resources to fund our development and commercialization activities, including the availability of funding from the federal government.

Business Development

Following our recent acquisition of the U.S. rights to FYCOMPA®, we are continuing to work to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company long term to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several additional potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license or acquire commercialized drug products or drug products in development. However, no additional definitive agreements have been entered into to date and there can be no assurance that our efforts to continue to broaden and diversify our product portfolio will be successful.

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

In the United States, drugs are subject to rigorous regulation by the FDA under the FDCA and implementing regulations, as well as other federal and state statutes. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following: completion of pre-clinical laboratory tests, animal studies and formulation studies according to the FDA’s good laboratory practice (GLP) regulations;

●

submission of an investigational new drug application (IND) which must become effective before human clinical trials may begin and which must include approval by an institutional review board, or IRB, at each clinical site before the trials are initiated;

●

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use conducted in compliance with federal regulations and good clinical practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors;

●	submission to, and acceptance by, the FDA of an NDA;

●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (cGMP) regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	potential FDA audit of the non-clinical and clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA.

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

●

Phase 1 clinical trials involve the initial introduction of the drug into human subjects. These studies are designed to determine the safety of usually single doses of the compound and determine any dose limiting intolerance, as well as evidence of the metabolism and pharmacokinetics of the drug in humans.

●

Phase 2 clinical trials usually involve studies in a limited patient population to evaluate the safety and efficacy of the drug for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.

●

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

●

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

United States Review and Approval Process

FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before filing it. The FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2023 this fee is $3,242,026), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to an annual program fee, which for FDA fiscal year 2023 is $393,333 per prescription drug product. User fees typically increase annually. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

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

Once an NDA is approved, changes to the conditions of approval, including additional indications, are made by the submission of a supplement to the NDA. The supplemental NDA (sNDA) must contain all of the information necessary to support the change. In the case of a new indication, that information usually consists of at least one clinical trial, and often more. Like an NDA, FDA determines whether the sNDA is sufficiently complete to permit review before it files the sNDA. FDA then reviews the sNDA. Like an NDA, FDA can either approve the sNDA or issue a complete response letter outlining the deficiencies in the sNDA.

Post-approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. As a condition of NDA approval, the FDA may also require a risk evaluation and mitigation strategy (REMS), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for the healthcare professionals, and other Elements To Assure Safe Use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or sNDA before the change can be implemented. An sNDA for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

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

Controlled Substance Regulations

A drug product approved by FDA may be subject to scheduling as a controlled substance under the Controlled Substances Act (CSA) depending on the drug’s potential for abuse. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the United States Drug Enforcement Administration (DEA). The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. FYCOMPA® is a Schedule III drug (DEA Controlled Substance Code 2261), which means that the DEA has determined that (i) it has a potential for abuse less than the drugs or other substances in Schedules I and II, (ii) it has a currently accepted medical use in treatment in the United States, and (iii) abuse may lead to moderate or low physical dependence or high psychological dependence.

Schedule III drugs are subject to certain DEA import volume limits and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, and dispensing for FYCOMPA® are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or approved methods of using the product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Section 505(b)(2) NDAs

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted on previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications with respect to any patents for the approved product on which the application relies that are listed in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Specifically, the applicant must certify for each listed patent that either: (1) the required patent information has not been filed; or (2) the listed patent has expired; or (3) the listed patent has not expired but will expire on a particular date, and approval is not sought until after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification.

If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product have expired. Further, the FDA also will not approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity has expired, for example: five-year exclusivity period for obtaining approval of an NCE; or three year exclusivity period for an approval based on new clinical trials; or pediatric exclusivity, listed in the Orange Book for the referenced product.

A section 505(b)(2) NDA applicant must send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. If the relevant patent holder elects to initiate litigation, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product, only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45 day period, the FDA may approve the Section 505(b)(2) application at any time.

ANDAs

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2023, the application fees are $240,582 per ANDA application and the facility fees are $213,134 per domestic finished dosage form facility, $228,134 per foreign finished dosage form facility, $37,544 per domestic active pharmaceutical ingredient facility, and $52,544 per foreign active pharmaceutical ingredient facility. In addition, there is a new annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Inflation Reduction Act of 2022 (IRA).

We anticipate that in the United States, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:

●	public transparency on qualifying price increases and/or discounting to better inform purchasers;

●	additional controls on government-funded reimbursement for drugs;

●	controls on healthcare providers;

●	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

●	reform of drug importation laws;

●	entering into contractual agreements with payors; and

●	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

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

Further, the pricing of pharmaceutical products generally, and particularly the pricing of orphan drugs, has recently received scrutiny from the press, and from members of Congress in both parties. Some members of the medical community and some politicians have also made statements in the press on the potential pricing of orphan drugs generally and on the pricing of our product specifically. The impact of this scrutiny on us and on the pricing of orphan drugs and other pharmaceutical products generally cannot be determined at this time.

Third-Party Reimbursement in the United States

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management (PBM) plans. Decisions regarding the extent of coverage and the amount of reimbursement are expected to be made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Particularly given the rarity of LEMS, our experience has been that securing coverage and appropriate reimbursement from third-party payors requires targeted education and highly skilled insurance navigation experts that have experience with rare disease launches and medical exception processes at insurance companies to provide patient coverage for important rare disease therapies. To that end, we have engaged a dedicated team of field-based market access account managers and reimbursement experts as well as a patient service center staffed with experienced personnel focused on ensuring that clinically-qualified patients have access to our products.

There can be no assurance, however, as to whether payors will continue to cover our products, and if so, at what level of reimbursement. In that regard, we have advised payors that we will provide free medication to support titration and confirm patient therapeutic benefit. Further, when necessary, we provide patients with access to therapy at no charge while those patients are awaiting coverage decisions.

Orphan Drug Exclusivity

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

The orphan drug exclusivity contained in the ODA has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. There can be no assurance that the exclusivity granted in the ODA to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products, if approved.

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

Breakthrough Therapy Designation

Breakthrough therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the fast track program features (see below for more details on fast track designation), as well as more intensive FDA guidance on an efficient drug development program. The FDA also has an organizational commitment to involve senior management in such guidance. Actions taken to expedite development may include the following actions, as appropriate holding meetings with the sponsor and review team throughout the development of the drug;

●

providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the non-clinical and clinical data necessary for approval is as efficient as possible;

●

taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment;

●

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

●	involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by FDA. The Food and Drug Omnibus Reform Act (FDORA) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Government Programs for Marketed Drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services (HHS). CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (AMP) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug. For non-innovator products, generally generic drugs marketed under approved ANDAs, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non- innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

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

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information. Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D enrollees paid 25% of brand drug costs after they reach the initial coverage limit—the same percentage they were responsible for before they reached that limit—thereby closing the coverage gap. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. Beginning in 2025, the Inflation Reduction Act of 2022 (IRA) eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided.

The IRA will also allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs (excluding drugs and biologics that are designated and approved for only one rare disease or condition) that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense (DoD), the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (FCP), which is at least 24% below the Non-Federal Average Manufacturer Price (Non-FAMP) for the prior year.

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

Employee Profile

As of March 15, 2023, we had approximately 82 employees, approximately 34 of whom are in our commercial organization, approximately 25 of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several full-time consultants who primarily work with our commercial organization. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

Following the closing of the acquisition of FYCOMPA®, we are currently marketing FYCOMPA® in the U.S. through Eisai under the Transition Services Agreement as we build our FYCOMPA® marketing and sales team. We expect to take over the marketing program for FYCOMPA® in May 2023 and, in that regard, we currently expect to hire approximately 34 sales and marketing personnel for marketing FYCOMPA®, many of whom previously worked in Eisai’s U.S. sales division marketing FYCOMPA®. We also are planning to hire up to six medical science liaisons who help us educate the medical community who treat epilepsy and the patients who have epilepsy about their disease and the benefits of FYCOMPA®. Finally, we also expect to add additional product support personnel to our R&D organization and additional persons to our G&A organization to support our FYCOMPA® commercial activities.

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

Diversity, Equity and Inclusion

Our goal is a diverse and inclusive workforce – not because it is the right thing to do but because we believe that such a workforce is key to our long-term success. Approximately 56% of our employees are female. At the leadership level (employees at manager and above) approximately 69% are female, and two of seven members of our C-suite are female.

Communication and Engagement

We focus on engagement with our employees as we believe an engaged workforce is key to our success and to the success and wellbeing of our employees. In October 2021, we resumed holding in-person meeting with our sales staff for the first time since the beginning of the COVID-19 pandemic. This meeting, as with the meetings prior to the pandemic, serve to bring together and energize our staff. We continue to hold such in-person meetings as the course of the COVID-19 pandemic allows. In addition, we are always looking for new and different ways to engage our staff further as a team and individually.

Health, Wellness and Safety

We are committed to the health and safety of our employees.

In March 2020, in light of worsening conditions as a result of the COVID-19 pandemic, we implemented a number of safety related initiatives among our employees, including a travel ban and a work from home policy for all employees. This included our customer-facing employees, who began working remotely and utilizing telephone and web-based technologies to provide support to patients and their healthcare providers. At present, our operations have returned to mostly being in-person, with some contact with doctors by our commercial sales force still being done remotely. Notwithstanding, the COVID-19 pandemic, including the emergence of new COVID-19 variants, including the omicron variant and subvariants, could affect the health and availability of our workforce, and we may return to a work from home policy if it is in the best interests of the health and welfare of our employees.

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

Item I.A.	Risk Factors

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

Risks related to the marketing of approved products

●

Our success depends on the successful commercialization of our products. To the extent that our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.

●

Our drug products may fail to receive the degree of market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success, which would negatively impact our business.

●	Our strategy of seeking to acquire or in-license innovative technical platforms or earlier stage drug development programs outside of the neuromuscular disease space may not be successful.

●	Our business may require additional capital.

●	The ongoing COVID-19 pandemic and the worldwide attempts to contain it could harm our business and results of operations and financial condition and we could be adversely impacted by it.

●

Because the target patient population for FIRDAPSE® is small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

●	Because of risks associated with taking FYCOMPA®, potential patients may be reluctant to start treatment with FYCOMPA® or may discontinue use.

Risks Related to the Development of Additional Drug Products and Indications

●	Failure can occur at any stage of our drug development efforts.

●

We rely on third parties to conduct our pre-clinical studies and clinical studies and trials, and if they do not perform their obligations to us we may not be able to obtain approval for additional indications.

●	We will need to continue to develop and maintain distribution and production capabilities or relationships to be successful.

●	We could be impacted by the viability of our suppliers.

●	We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

●	Pressure on drug product third-party payor coverage, reimbursement and pricing may impair our ability to be reimbursed at prices or on terms sufficient to provide a viable financial outcome.

●

Our internal computer systems, or those of our contract research organizations and other key vendors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

●	Our employees, sales agents and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Risks Related to Government Regulation

●

The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize our drug products in which we are licensed to them.

●	If our pre-clinical studies or our clinical studies and trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.

●

We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.

●

If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

●

Our drug products are subject to continuing regulatory review. If we fail to comply with continuing United States and applicable foreign regulations, we could lose those approvals, and our business would be severely harmed.

●

Enacted and future legislation or judicial action may increase the difficulty and cost for us to market our approved products or commercialize any other drug candidates we may acquire or license and affect the prices we may obtain.

●

If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for FIRDAPSE® and any other orphan drug candidates we may acquire or license, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.

●

Changes to the Orphan Drug Act or successful legal challenges to the FDA’s interpretation of the Orphan Drug Act may affect our ability to obtain or subsequently maintain orphan drug exclusivity or may affect the scope orphan drug exclusivity for our products.

●

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

Risks Related to our Intellectual Property

●

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	There is a risk that our patents may not protect our products from generic competition.

●	Our success will depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

Risks related to Our Business

Our success depends on the successful commercialization of our products. To the extent that our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.

We received approval for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) from the FDA in November 2018, and in January 2023, we completed our acquisition of FYCOMPA® for the treatment of (i) partial-onset seizures with or without secondary generalized seizures in people with epilepsy four years of age and older, and (ii) for the treatment of primary generalized tonic-clonic seizures in people with epilepsy twelve years of age and older from Eisai. We invest a significant amount of effort and financial resources in the commercialization of these drug products in the U.S., and, in the case of FIRDAPSE®, Canada. The ability for us to generate net product revenues from our drug products will depend on the size of the markets, the numbers of competitors in such markets and numerous other factors, including:

●	successfully establishing and maintaining effective sales, marketing, and distribution systems in jurisdictions in which our drug products are approved for sale;

●

successfully establishing and maintaining commercial third-party manufacturers and having adequate commercial quantities of our drug products manufactured at acceptable cost and quality levels, including maintaining current good manufacturing practice (“cGMP”) and quality systems regulation standards required by various regulatory agencies;

●	broad acceptance of our drug products by physicians, patients and the healthcare community;

●	the acceptance of pricing and placement of our drug products on payers’ formularies and the associated tiers;

●	effectively competing with other approved or used medicines and future compounds in development;

●	continued demonstration of safety and efficacy of our drug products in comparison to competing products; and

●	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

Our drug products may fail to receive the degree of market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success, which would negatively impact our business.

Our drug products may fail to gain sufficient market acceptance by physicians, patients, third-party payers, or others in the medical community. If any of our drug products do not achieve an adequate level of acceptance, we may not generate significant net product revenue or become profitable. The degree of market acceptance of our drug products is dependent on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments, including the convenience and ease, or duration of administration;

●	the prevalence and severity of any side effects;

●	the acceptability of the price of our drug products relative to other treatments;

●	the content of the approved product labels and our ability to make compelling product claims;

●	the effectiveness and adequacy of our and our collaboration partner’s sales and marketing efforts;

●	the patients’ out-of-pocket costs in relation to alternative treatments;

●	the breadth and cost of distribution support;

●	the effectiveness of our patient assistance and support programs;

●	the availability of third-party payer coverage and adequate reimbursement; and

●	any restrictions on the use of our drug products together with other medications.

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

We continue to seek to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in rare disease therapeutic categories outside of neuromuscular diseases. To accomplish these new priorities, we are employing a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed or commercialized.

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

In addition, acquisitions and in-licenses may entail numerous operational, financial and legal risks, including:

●	exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;

●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

●	higher than expected acquisition and integration costs;

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	inability to maintain uniform standards, controls, procedures and policies;

●	restructuring charges related to eliminating redundancies or disposing of assets as part of any such combination;

●

large write-offs and difficulties in assessing the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount that must be amortized over the appropriate life of the asset;

●	increased amortization expenses or, in the event that we write down the value of acquired assets, impairment losses;

●

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

●

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

We cannot assess the impact on our business of the public concerns expressed by a vocal group of neuromuscular physicians and patients about the pricing of our product.

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

Because the target patient population for FIRDAPSE® is small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

FIRDAPSE® targets a disease with a small patient population. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. Typically, drugs for conditions with small prevalence have higher prices in order to generate a return on investment, and as a result, the per-patient prices at which we sell FIRDAPSE® are relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins, and high per patient prices could drive physicians to seek out compounding pharmacies to provide compounded amifampridine to fill their prescriptions rather than FIRDAPSE®, thereby lowering the FIRDAPSE® market share or penetration in the market. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for FIRDAPSE® for diseases with small patient populations. Further, even if we obtain significant market share for FIRDAPSE®, because the potential target populations are very small, we may not be able to maintain profitability despite obtaining such significant market share. Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.

Because of risks associated with taking FYCOMPA®, potential patients may be reluctant to start treatment with FYCOMPA® or may discontinue use.

FYCOMPA’s® labeling has a boxed warning noting that some people taking the drug have undergone serious psychiatric and behavioral changes. These events occurred in people who had no history of such issues, as well as people who had such a history. The psychiatric changes included mood changes like euphoric mood, anger, irritability, aggression, belligerence, agitation, and anxiety, as well as psychosis (acute psychosis, hallucinations, delusions, paranoia) and delirium (delirium, confusional state, disorientation, memory impairment). Behavioral changes included physical assault and homicidal ideation and/or threats. While these side effects are rare, their existence may cause reluctance on the part of patients or providers to start or continue treatment.

Other serious side effects include suicidal thoughts or behavior (like all anti-epileptic drugs), dizziness and gait disturbance, somnolence and fatigue, risk of falls, and increased risk of seizures if the drug is quickly withdrawn. In clinical trials, dizziness, somnolence, vertigo, aggression, anger, loss of coordination, blurred vision, irritability, and slurred speech were the side effects that most commonly led people to leave the trial. Use of FYCOMPA® is also contraindicated in women who are pregnant or breastfeeding.

Risks Related to the Development of Drug Products

Failure can occur at any stage of our drug development efforts.

We will only obtain regulatory approval to commercialize our future drug candidates if we can demonstrate to the satisfaction of the FDA (or the equivalent foreign regulatory authorities) in adequate and well-controlled clinical studies and trials that the drug is safe and effective for its intended use, that the clinical and other benefits outweigh the safety risks and that it otherwise meets approval requirements. As we have experienced in the past, a failure of one or more pre-clinical or clinical trials or studies can occur at any stage of drug development. We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for, or commercializing our drug candidates, including but not limited to:

●	regulators or Institutional Review Boards (IRBs) may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●

conditions may be imposed upon us by the FDA regarding the scope or design of our clinical trials, or we may be required to resubmit our clinical trial protocols to IRBs for review due to changes in the regulatory environment;

●	the number of subjects required for our clinical trials may be larger, patient enrollment may take longer, or patients may drop out of our clinical trials at a higher rate than we anticipate;

●	we may have to suspend or terminate one or more of our clinical trials if we, regulators, or IRBs determine that the participants are being subjected to unreasonable health risks;

●	our third-party contractors, clinical investigators or contractual collaborators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

●	the FDA may not accept clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the United States;

●	our tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional testing; and

●	the costs of our pre-clinical and/or clinical trials may be greater than we anticipate.

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

The commercial success of our drug products will depend substantially on the extent to which the cost of those products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to continue to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to establish and maintain pricing sufficient to realize a meaningful return on our investment.

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

The pricing of pharmaceutical products, in general, and of specialty drugs, in particular, has been a topic of concern in the United States Congress, where hearings have been held on the topic, and several bills have been introduced proposing a variety of actions to restrain the prices of drugs. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (IRA), which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA will also allow the Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that Centers for Medicare & Medicaid Services (CMS) reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future and to what extent these or any future legislation or regulations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

Risks Related to Government Regulation

The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize our drug products in which we are licensed to them.

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

In other countries where FIRDAPSE® or any other product we may acquire or license may be marketed, we will also be subject to regulatory requirements governing human clinical studies, trials and marketing approval for drugs. The requirements governing the conduct of clinical studies, trials, product licensing, pricing and reimbursement varies widely from country to country.

We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.

We may encounter difficulties in our current and future clinical studies and trials recruiting patients, particularly since the conditions we are studying are rare, orphan conditions. The availability of approved therapies can also make enrollment difficult. We compete for study and trial subjects with others conducting clinical trials testing other treatments for the indications we are studying for our drug candidates. Further, unrelated third parties and investigators in the academic community have in the past and we expect will continue in the future to test our drug products and/or drug candidates. If these third-party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product ourselves, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	reliance on the continued financial viability of the third parties;

●	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

●	impact on our reputation in the marketplace if manufacturers of our products fail to meet the demands of our customers;

●	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

●	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

Our drug products are subject to continuing regulatory review. If we fail to comply with continuing United States and applicable foreign regulations, we could lose those approvals, and our business would be severely harmed.

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

Our product promotion and advertising are also subject to regulatory requirements and continuing regulatory review. In particular, the marketing claims we will be permitted to make in labeling or advertising regarding our marketed products will be limited by the terms and conditions of the FDA-approved labeling and available scientific data. We must submit copies of our advertisements and promotional labeling to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements promote our products for unapproved indications, or with unsubstantiated claims, or if we fail to provide appropriate safety related information, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which may demand, among other things, that we cease such promotional activities and issue corrective advertisements and labeling to all recipients of the misbranded materials. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction, or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. Moreover, the Department of Justice can bring civil or criminal actions against companies and executives that promote drugs or biologics for unapproved uses, based on the FDCA, the False Claims Act, and other federal laws governing the marketing and reimbursement for such products under federally supported healthcare programs such as Medicare and Medicaid. Monetary penalties in such cases have often been substantial, and civil penalties can include costly mandatory compliance programs and potential exclusion of a company’s products from federal healthcare programs.

Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize FIRDAPSE® or any other drug candidates we may acquire or license and affect the prices we may obtain.

In the United States, there have been a number of court cases, legislative and regulatory changes, and other potential changes relating to the healthcare system that restrict or regulate post-approval activities, which may affect our ability to profitably sell FIRDAPSE® or any other drug candidates for which we obtain marketing approval.

Legislative and regulatory proposals have been made to expand post-approval requirements, restrict sales and promotional activities for pharmaceutical products, and with respect to orphan drug designation and exclusivity. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements. Delays in feedback from the FDA may affect our ability to quickly update or adjust our label in the interest of patient adherence and tolerability. We cannot predict whether other legislative changes will be adopted or how such changes would affect the pharmaceutical industry generally and specifically the commercialization of FIRDAPSE® and any other products we develop.

If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for FIRDAPSE® and any other orphan drug candidates we may acquire or in-license, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user fee waivers. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated disease or condition for a period of seven years, with an additional six months of exclusivity if the product also qualifies for pediatric exclusivity. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, a subsequent product is deemed clinically superior, or if the manufacturer is unable to deliver sufficient quantity of the drug.

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

There can be no assurance that the designation and/or exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes (if made) on us. For example, the United States Congress could pass, and the President could sign, legislation to effectively overturn the decision of the U.S. Court of Appeals for the 11th Circuit overturning the FDA’s approval of RUZURGI®, and such legislation, if passed and signed into law, could retroactively affect the outcome of the 11th Circuit. Notwithstanding, since we now hold the U.S. rights to RUZURGI®, these legislative efforts will have no effect on our FIRDAPSE® business.

In that regard, in January 2023, the FDA reported that while it is complying with the 11th Circuit decision in Catalyst’s favor with respect to FIRDAPSE®, going forward the FDA intends to continue to apply its regulations tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved with respect to other orphan drugs. We will not be affected by the FDA’s newly announced position, as the FDA’s announcement confirms the FDA’s previous decision to set aside the approval of RUZURGI® as a result of the 11th Circuit’s decision.

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

●

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

●

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

●

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

●

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

●

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

●

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

●

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

●

certain state and local laws that, among other things, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; require manufacturers to report price increases that exceed a statutory threshold, as well as information on the reasons for the price increase; require manufacturers to report the introduction into the market of costly drugs; require the registration of pharmaceutical sales representatives; and govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our drug development programs, products, and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our drug candidates. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patent applications that we own or have licensed may fail to result in issued patents with claims that protect our drug products in the U.S. or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover our drug products, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs, products, and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current or any future drug products or candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future drugs. Any such outcome could have a materially adverse effect on our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been and will continue to be the subject of litigation and new legislation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, many countries restrict the patentability of methods of treatment of the human body. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

As a result of these and other factors, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. The scope of patent protection may also be limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Our success will depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our products, product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.

Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products or product candidates may infringe.

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such products or product candidates unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable products or product candidates unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates, and we may do so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our products or product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, enablement, written description, or patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution.

Third parties may also raise similar validity claims before the USPTO in post-grant proceedings, such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our products, or current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares.

General Risk Factors

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

Our business and operations could suffer in the event of system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions.

In recent years, cybersecurity threats have become a greater risk and focus for companies. In particular, ransomware attacks, where a hacker locks and threatens to delete or disclose the victim’s data unless a ransom is paid, has become a major risk. We and our third-party service providers are at risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of, or access to, computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry. In addition, we expect information security risks to continue to increase due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware, phishing, and other cyber-attacks. Our information security systems and those of our third-party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer negative impact to our reputation, financial loss and be subject to regulatory fines and penalties. In addition, breaches and other unauthorized data access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third-party partners due to COVID-19 and related public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for biopharmaceutical companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	developments concerning our clinical studies and trials and our pre-clinical studies;

●	status of regulatory requirements for approval of our drug candidates;

●	adverse publicity regarding the pricing our drug products;

●	announcements of product development successes and failures by us or our competitors;

●	new products introduced or announced by us or our competitors;

●	adverse changes in the abilities of our third-party manufacturers to provide drug or product in a timely manner or to meet FDA requirements;

●	challenges to our intellectual property which could affect our products, such as the currently pending litigation involving Paragraph IV challenges to FIRDAPSE®;

●	changes in reimbursement levels;

●	changes in financial estimates by securities analysts;

●	actual or unanticipated variations in operating results;

●	changes in laws regarding FDA approval;

●	expiration or termination of licenses (particularly our License Agreement for FIRDAPSE®), research contracts, or other collaboration agreements;

●	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

●	intellectual property, product liability or other litigation against us;

●	changes in the market valuations of similar companies;

●	changes in pharmaceutical company regulations or reimbursements for pharmaceutical products as a result of healthcare reform or other legislation;

●	changes in economic conditions; and

●	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.

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

Certain provisions of our certificate of incorporation and by-laws, and applicable provisions of Delaware corporate law, may make it more difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management. These provisions include:

●	the ability of our Board of Directors to issue preferred stock with voting or other rights or preferences;

●	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

●	the inability of stockholders to act by written consent or to call special meetings;

●	requirements that special meetings of our stockholders may only be called by the Board of Directors; and

●

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

As of March 15, 2023, we had 105,654,395 shares of our common stock outstanding, of which 6,301,895 shares were held by our executive officers and directors. We also had outstanding: (i) stock options to purchase an aggregate of 12,348,580 shares at exercise prices ranging from $0.79 to $21.05 per share (8,723,519 of which are currently exercisable); and (ii) restricted stock units for 594,337 shares of common stock (none of which are currently vested). Sales of shares, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We currently operate our business in 10,700 square feet of leased office space in Coral Gables, Florida. Our current annual rent in the new space is approximately $0.5 million.

Item 3.	Legal Proceedings

Paragraph IV Patent Litigation

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising us that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each allege that our six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first, and in that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. Federal District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA filings.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patents will protect FIRDAPSE® from generic competition for the life of our patents.

Canadian Litigation

On March 11, 2022, we announced that we had received a favorable decision from the Canadian court setting aside, for the second time, the decision of Health Canada approving RUZURGI® for the treatment of LEMS patients. In its ruling, the court determined that the Minister of Health’s approach to evaluating whether FIRDAPSE®’s data deserved protection based on FIRDAPSE®’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. The Minister of Health appealed that decision, and, in January 2023, the Canadian Appellate Court overturned the trial court’s decision. Thereafter, the Minister of Health reissued an NOC for RUZURGI® in Canada and, as a result, RUZURGI® is once again available for sale in Canada.

While there can be no assurance, we do not believe that the reissuance of an NOC for RUZURGI® in Canada will have a material adverse effect on our results of operations.

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

Performance Graph

The graph below matches Catalyst Pharmaceuticals, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the Russell MicroCap index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

	12/17	12/18	12/19	12/20	12/21	12/22
Catalyst Pharmaceuticals, Inc.	100.00	49.10	95.91	85.42	173.15	475.70
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
Russell MicroCap	100.00	86.92	106.42	128.72	153.61	119.88
NASDAQ Biotechnology	100.00	91.14	114.02	144.15	144.18	129.59

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “CPRX.” The closing sale price for the common stock on March 13, 2023 was $14.63. As of March 13, 2023, there were 32 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations, finance the growth and development of our business, and repurchase up to $21 million of our common stock. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Equity compensation plans approved by security holders (1)	12,309,108	$4.93	2,691,791	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	12,309,108	$4.93	2,691,791

(1) Includes our 2014 Stock Incentive Plan and our 2018 Stock Incentive Plan

(2) Remaining shares are only under our 2018 Stock Incentive Plan

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In March 2021, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of our common stock, pursuant to a repurchase program under Rule 10b-18 of the Securities Act (the “Share Repurchase Program”). The Share Repurchase Program commenced on March 22, 2021.

At present, we are not purchasing shares under our share repurchase program, but rather we are retaining cash for use in our business development activities.

The following table presents information regarding repurchases by us of our common stock under the Share Repurchase Program during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
October 1 – October 31, 2022	—	$—	—	$21,003
November 1 – November 30, 2022	—	$—	—	$21,003
December 1 – December 31, 2022	—	$—	—	$21,003

Total	—		—

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the 2022 fiscal year.

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

Overview

We are a commercial-stage patient centric biopharmaceutical company focused on in-licensing, developing and commercializing novel high-quality medicines for patients living with rare diseases and diseases that are difficult to treat. With exceptional patient focus, we are committed to developing a robust pipeline of cutting-edge, best-in-class medicines for treating rare and difficult to treat diseases. We are dedicated to making a meaningful impact on the lives of those suffering from rare and difficult to treat diseases, and we believe in putting patients first in everything we do.

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg. approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children ages six and up. On December 17, 2022, we entered into an agreement with Eisai Inc. (“Eisai”) for the acquisition of the United States rights to FYCOMPA®(perampanel) CIII, a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. We closed that acquisition on January 24, 2023 and we are now marketing FYCOMPA® in the United States.

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

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, or NDA, for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton myasthenic syndrome, or LEMS, and in January 2019, we launched FIRDAPSE® in the United States. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg to include pediatric patients, six years of age and older for the treatment of LEMS.

We sell FIRDAPSE® through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 27 field personnel, including sales (Regional Account Managers), thought leader liaisons, patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of six medical science liaisons who are helping educate the medical communities and patients about LEMS and our programs supporting patients and access to FIRDAPSE®.

Additionally, we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allows our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating a LEMS patient who can benefit from FIRDAPSE®. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient with small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

Finally, we are continuing to expand our digital and social media activities to introduce our product and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including Global Genes and the National Organization for Rare Disorders) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.

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

In order to help LEMS patients afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. A co-pay assistance program designed to keep out-of-pocket costs to not more than $10.00 per month (currently less than $2.00 per month) is available for all LEMS patients with commercial coverage who are prescribed FIRDAPSE®. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE. However, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

In January 2023, we received three Paragraph IV Certification Notice Letters from three generic drug manufacturers advising us that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each allege that our six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first, and in that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patent estate will protect FIRDAPSE® from generic competition for the life of our patents.

FYCOMPA®

On December 17, 2022, we entered into an agreement with Eisai for the acquisition of the U.S. rights to FYCOMPA® (perampanel) CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a box warning label.

FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children 4 years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

Pursuant to the Asset Purchase Agreement, which closed on January 24, 2023, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai an additional cash payment of $25 million if a requested patent extension for FYCOMPA® is approved by the U.S. Patent and Trademark Office (USPTO). Finally, we agreed to pay Eisai royalty payments after patent protection for FYCOMPA® expires, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market.

In conjunction with the closing of the asset purchase, we entered into two additional agreements with Eisai; a Transition Services Agreement and a Supply Agreement. Under the Transition Services Agreement, a U.S. subsidiary of Eisai is providing us with certain transitional services, and under the Supply Agreement, Eisai has agreed to manufacture FYCOMPA® for us for at least seven years at prices listed in the Supply Agreement (to be updated on a yearly basis). Following the closing of the acquisition, we are currently marketing FYCOMPA® in the U.S. through Eisai under the Transition Services Agreement as we build our FYCOMPA® marketing and sales team, and we expect to take over the marketing program in May 2023. In that regard, we currently expect to hire approximately 34 sales and marketing personnel to support FYCOMPA®, many of whom previously worked in Eisai’s U.S. sales division marketing FYCOMPA®. We also are planning on hiring up to six medical science liaisons to help us educate the medical community who treat epilepsy and the patients who have epilepsy about their disease and the benefits of FYCOMPA®.

Catalyst is supporting patients using FYCOMPA® through an Instant Savings Card Program. Through the program, eligible commercially insured patients could pay as little as $10 for their FYCOMPA® co-pay (with a maximum savings of $1,300 per year). Eligible cash-paying patients receive up to $60 towards each prescription, up to a maximum of $720 per year. The FYCOMPA® instant savings card program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE.

Patent protection for FYCOMPA will expire no earlier than May 23, 2025, the current expiration date of U.S. patent no. 6,949,571 including the USPTO’s patent term extension calculation. A request for reconsideration of the agency’s patent term extension calculation is currently pending. If successful, we would be entitled to patent term extension that would extend U.S. patent no. 6,949,571 until June 8, 2026. There can be no assurance that our request for reconsideration will be granted by the U.S. Patent and Trademark Office.

Business Development

We are continuing our efforts to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease and CNS therapeutic categories. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company long term to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several additional potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license or acquire commercialized drug products or drug products in development. However, no additional definitive agreements have been entered into to date and there can be no assurance that our efforts to continue to broaden and diversify our product portfolio will be successful.

Capital Resources

At December 31, 2022, we had cash and investments of approximately $298 million. Subsequent to the end of 2022, on January 24, 2023 we used $162 million of our available cash and cash equivalents to fund our acquisition of FYCOMPA® and to reimburse Eisai for certain prepaid expenses. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE®, that our commercialization of FYCOMPA® will be successful, or that we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

During the fiscal year ended December 31, 2022, we continued to generate revenues from product sales of FIRDAPSE® in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE®. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched FIRDAPSE® in Canada. During the fiscal year ended December 31, 2022, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.

For the fiscal year ended December 31, 2022, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.

For the fiscal year ended December 31, 2022, we generated revenues of approximately $0.5 million from our agreement with DyDo Pharma. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.

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

We incurred operating losses from inception through the three-month period ended March 31, 2019. As of December 31, 2022, 2021 and 2020, respectively, we had federal net operating loss carry-forwards of approximately $0, $0 and $3 million. Additionally, we had state net operating loss carry-forwards of approximately $0, $28 million and $42 million, respectively, available to reduce future Florida taxable income for the years ended December 31, 2022, 2021 and 2020.

In the third quarter of 2020, we determined that there was sufficient positive evidence to conclude that it is more likely than not that our additional deferred taxes of approximately $33 million are realizable. As a result, we reduced the valuation allowance accordingly.

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

The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive income are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, valuation of intangible assets, leases, preclinical study and clinical trial expenses, stock-based compensation and valuation allowance for deferred tax assets. The accounting policies described below are not intended to be a comprehensive list of all of our accounting policies but represent the accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our consolidated financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures as required by U.S. GAAP.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2022 and 2021 and, therefore, the transaction price was not reduced further during the years ended December 31, 2022 and 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” in the consolidated financial statements included in this report for further details on revenue recognition.

Valuation of Intangible Assets.

We have acquired and continue to acquire significant intangible assets that we record at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital and market participants. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions and calculations for acquisitions of significant intangibles. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are deemed not recoverable, we would estimate the fair value of the assets and record an impairment loss. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

Stock-Based Compensation.

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the expected life of our stock option awards. For the years ended December 31, 2022 and 2021, the assumptions used were an estimated annual volatility of 69.2% and 70.0%, expected holding periods of primarily four and a half years, and risk-free interest rates of 1.27% to 4.07% and 0.34% to 1.18%, respectively.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Revenues.

For the year ended December 31, 2022, we recognized $213.9 million in net revenue from product sales of FIRDAPSE® primarily in the U.S. compared to $138.0 million for the year ended December 31, 2021. The increase of approximately $75.9 million was due to increases in sales volumes of approximately 49% (which included patients who were transferred to FIRDAPSE® in the first and second quarter of 2022 when RUZURGI® was removed from the market) and net price increases. For the year ended December 31, 2022, we also recognized $0.3 million in license and other revenue, as compared to $2.8 million during the year ended December 31, 2021. The decrease was primarily due to our license agreement with DyDo Pharma for the commercialization of FIRDAPSE® in Japan that was signed in 2021.

Cost of Sales.

Cost of sales was approximately $34.4 million for the year ended December 31, 2022, compared to $21.9 million for the year ended December 31, 2021. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreement. Royalties are payable on the terms set forth below in Liquidity and Capital Resources -Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year.

Research and Development Expenses.

Research and development expenses for the years ended December 31, 2022 and 2021 were approximately $19.8 million and $16.9 million, respectively, and represented approximately 18% and 19% of total operating costs and expenses, respectively. Research and development expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	For the year ended December 31,		Change
	2022	2021	$	%
Research and development expenses	$18,060	$15,325	2,735	17.8
Employee stock-based compensation	1,729	1,611	118	7.3

Total research and development expenses	$19,789	$16,936	2,853	16.8

Research and development expenses increased approximately $2.9 million during year ended December 31, 2022 when compared to the same period in 2021. The increase is primarily due to the acquisition of RUZURGI® inventory previously manufactured by Jacobus on July 11, 2022 of approximately $4.1 million, which was expensed in full in the third quarter of 2022 and is not a recurring expense. This was partially offset by an overall decrease in research and development activity. Further, for the year ended December 31, 2022, research and development expenses included costs relating to closing out sites for both the MuSK-MG clinical trial and our previously operated expanded access program. Research and development costs in the 2021 period included expenses relating to medical and regulatory affairs, our previously operated expanded access program, and our efforts to develop a long-acting formulation of amifampridine phosphate (which efforts have been discontinued).

We expect that research and development expenses will continue to be substantial in 2023 and beyond as we execute on our strategic initiative to acquire or in-license innovative technology platforms and/or earlier stage programs in rare disease categories outside of neuromuscular diseases.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were approximately $58.2 million and $49.6 million, respectively, and represented approximately 52% and 56% of total operating costs and expenses for the years ended December 31, 2022, and 2021, respectively. Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	For the year ended December 31,		Change
	2022	2021	$	%
Selling	$29,469	$26,151	3,318	12.7
General and administrative	22,536	19,015	3,521	18.5
Employee stock-based compensation	6,178	4,462	1,716	38.5

Total selling, general and administrative expenses	$58,183	$49,628	8,555	17.2

For the year ended December 31, 2022, selling, general and administrative expenses increased approximately $8.6 million when compared to the same period in 2021. The increase for the year ended December 31, 2022 was primarily attributable to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $1.8 million, increases of sales commissions due to higher sales volume of approximately $2.1 million, approximately $3.1 million increase in employee compensation related to annual merit increases, approximately $1.1 million increase in amortization expense related to intangibles acquired in connection with the acquisition of RUZURGI® and an increase in stock-based compensation expense due to an increase in the average share price.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE®, begin our efforts to market FYCOMPA®, and take steps to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the years ended December 31, 2022 and 2021 was $7.9 million and $6.1 million, respectively. In 2022 and 2021, grants were principally for stock options relating to year-end bonus awards and grants to new employees.

Other Income, Net.

We reported other income, net in all periods, primarily relating to our investment of our cash and cash equivalents and investments of $2.9 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, which includes realized losses from the sale of available-for-sale securities of $0.8 million and $0 million, respectively. The increase in other income, net for the year ended December 31, 2022 of approximately $2.6 million when compared to the same period in 2021 is primarily due to higher yields on investments as well as higher invested balances. Other income, net, consists primarily of interest and dividend income.

Income Taxes.

As of December 31, 2022 and 2021, respectively, we had state net operating loss carryforwards of approximately $0 million and $28 million, respectively, available to reduce future Florida taxable income. We had no uncertain tax positions as of December 31, 2022 and December 31, 2021.

Our effective income tax rate was 20.7% and 25.0%, respectively, for fiscal year 2022 and fiscal year 2021. The difference in the effective rates between periods is driven by the stock compensation windfall tax benefit due to an increase in the number of awards exercised in the current period. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed. The effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher in future periods than it was in 2022).

Net Income.

Our net income was approximately $83.1 million in the year ended December 31, 2022 ($0.80 per basic and $0.75 per diluted share) as compared to $39.5 million in the year ended December 31, 2021 ($0.38 per basic and $0.37 per diluted share).

Years Ended December 31, 2021 and 2020

The information comparing results of operations for the year ended 2021 compared to 2020 was included in our Annual Report on Form 10-K for 2021.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple offerings of our securities and, since January 2019, from revenues from product sales of FIRDAPSE®. At December 31, 2022 we had cash and cash equivalents aggregating $298.4 million and working capital of $263.2 million. At December 31, 2021, we had cash and cash equivalents and investments aggregating $191.3 million and working capital of $183.0 million. At December 31, 2022, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts, short-term interest bearing obligations and U.S. Treasuries.

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

In that regard, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	the cost of diligence in seeking a potential acquisition and of the completion of such acquisition, if an acquisition so occurs;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the level of revenues that we report from sales of FIRDAPSE® and FYCOMPA®;

•	the effect of competition and market developments;

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.

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

Cash Flows.

Net cash provided by operating activities was $116.0 million and $60.4 million, respectively, for the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, net cash provided by operating activities was primarily attributable to our net income of $83.1 million, a decrease of $1.1 million in inventory, increases of $1.2 million in accounts payable and $16.4 million in accrued expenses and other liabilities, $4.9 million in deferred taxes, $4.1 million in acquired research and development inventory expensed from asset acquisition and of $10.2 million of non-cash expenses. This was partially offset by increases of $3.8 million in accounts receivable, net and $0.8 million in prepaid expenses and other current assets and deposits and a decrease of $0.3 million in operating lease liability. During the year ended December 31, 2021, net cash provided by operating activities was primarily attributable to our net income of $39.5 million, a decrease of $4.0 million in prepaid expenses and other current assets and deposits, increases of $5.5 million in accrued expenses and other liabilities, $0.9 million in operating lease liability, $9.3 million in deferred taxes and of $6.6 million of non-cash expenses. This was partially offset by increases of $0.6 million in accounts receivable, net and $3.2 million in inventory and a decrease of $1.5 million in accounts payable.

Net cash provided by investing activities during the year ended December 31, 2022 was $9.2 million and consisted primarily of proceeds from the sale of available-for-sale securities of $19.2 million, offset partially by payment in connection with license agreement of $10.0 million. Net cash used in investing activities was $11.0 million for the year ended December 31, 2021, consisting primarily of purchases of investments.

Net cash provided by financing activities during the year ended December 31, 2022 was $1.7 million, consisting primarily of proceeds from the exercise of options to purchase shares of common stock, partially offset by repurchases of common stock. Net cash used in financing activities during the year ended December 31, 2021 was $8.1 million, consisting primarily of repurchases of common stock, partially offset by proceeds from the exercise of options to purchase shares of common stock.

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

For the year ended December 31, 2022, we recognized an aggregate of approximately $32.1 million of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

Royalties will be trued up at the end of the year to the extent that royalties on net sales are below the minimum royalty.

For the year ended December 31, 2022, we recognized an aggregate of approximately $1.6 million of royalties payable to Jacobus.

We also have entered into the following contractual arrangements:

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that required us to make base salary payments of approximately $0.7 million in 2022. The agreement expires in November 2024.

•	Purchase commitment. We have entered into a purchase commitment with a contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2023.

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

The continued successful commercialization of FIRDAPSE® and FYCOMPA® are highly uncertain. Factors that will affect our success include the uncertainty of:

●	The impact of the COVID-19 pandemic on our business or on the economy generally;

●

Whether we will be able to continue to successfully market FIRDAPSE® and now successfully market FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;

●	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

●	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

●	Whether patients will discontinue from the use of FIRDAPSE® and FYCOMPA® at rates that are higher than historically experienced or are higher than we project;

●	Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;

●	Whether new FIRDAPSE® patients and FYCOMPA® patients can be successfully titrated to stable therapy;

●	Whether we can continue to market FIRDAPSE® and now market FYCOMPA® on a profitable and cash flow positive basis;

●	Whether we can successfully integrate the team that we are hiring to market FYCOMPA® into our current business structure;

●	Whether the acquisition of FYCOMPA® will prove to be accretive to EBITDA and EPS in 2023;

●	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

●	Whether payors will reimburse for our products at the price that we charge for our products;

●	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

●	The ability of those third parties that distribute our products to maintain compliance with applicable law;

●	Our ability to maintain compliance with applicable rules relating to our patient assistance programs for FIRDAPSE® and FYCOMPA®;

●	Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support LEMS patients;

●

The scope of our intellectual property and the outcome of any challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE® or FYCOMPA®;

●

Our ability to obtain a favorable decision on our pending request for reconsideration for an extension of the expiration date of patent protection for one of our patents listed in the Orange Book for FYCOMPA®;

●	Whether there will be a post-closing review by antitrust regulators of our previous acquisition transactions, and the outcome of any such reviews if they occur;

●

Whether we will be able to acquire additional drug products under development, complete the research and development required to commercialize such products, and thereafter, if such products are approved for commercialization, successfully market such products;

●	Whether our patents will be sufficient to prevent generic competition for FIRDAPSE® after our orphan drug exclusivity for FIRDAPSE® expires;

●	Whether we will be successful in our litigation to enforce our patents against the Paragraph IV challengers who have filed relating to FIRDAPSE®;

●

The impact on our profits and cash flow of adverse changes in reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organizations, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

●

Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, or changes in the healthcare industry generally;

●	The state of the economy generally and its impact on our business;

●

The potential impact of future healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product;

●

The scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

●	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

●	Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, our collaboration partner in Canada;

●	The impact on sales of FIRDAPSE® in the United States if an amifampridine product is purchased in Canada for use in the United States;

●	Whether our collaboration partner in Japan, DyDo, will successfully complete the clinical trial in Japan that will be required to seek approval to commercialize FIRDAPSE® in Japan;

●	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan; and

●

Whether our version of vigabatrin tablets will ever be approved by the FDA and successfully marketed by Endo, whether we will earn milestone payments or royalties on sales of our version of generic vigabatrin tablets, and whether Endo’s bankruptcy filing will impact these issues.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE® and FYCOMPA® and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

During the fourth quarter of 2022, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders. Our Proxy Statement for the 2023 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated into this report by this reference.

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

The following financial statements of Catalyst Pharmaceuticals, Inc. and Reports of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation	S-1	333-136039	9/1/2006	10.9

2.2	Asset Purchase Agreement by and between Eisai Co., Ltd. and the Company, dated as of December 17, 2022	8-K	001-33057	12/22/2022	2.1

3.1	Certificate of Incorporation	S-1	333-136039	7/25/2006	3.1

3.2	Amendment to Certificate of Incorporation	S-1	333-136039	7/25/2006	3.2

3.3	Amendment to Certificate of Incorporation	DEF 14A	001-33057	3/30/2015	Annex A

3.4	Amendment to Certificate of Incorporation	8-K	001-33057	8/21/2020	3.1

3.5	By-Laws	S-1	333-136039	9/1/2006	3.3

3.6	Amendment to By-Laws	8-K	001-33057	11/27/2019	3.1

4.1	Specimen Stock Certificate for Common Stock	S-1	333-136039	9/1/2006	4.1

4.2	Description of the Company’s Capital Stock	10-K	001-33057	3/16/2022	4.5

10.1(a)+	Employment Agreement between the Company and Patrick J. McEnany	10-Q	001-33057	12/15/2006	10.1

10.1(b)+	First Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	12/23/2008	10.1

10.1(c)+	Second Amendment to Employment Agreement between the Company and Patrick J. McEnany	10-Q	001-33057	11/12/2009	10.1

10.1(d)+	Third Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	9/15/2011	10.1

10.1(e)+	Fourth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	8/29/2013	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1(f)+	Fifth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	6/24/2016	10.1

10.1(g)+	Sixth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	5/31/2018	10.1

10.1(h)+	Seventh Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	9/11/2020	10.1

10.1(i)+	Eighth Amendment to Employment Agreement between the Company and Patrick J. McEnany	8-K	001-33057	9/9/2022	10.1

10.2(a)+	2014 Stock Incentive Plan	DEF 14A	001-33057	3/19/2014	Annex A

10.2(b)+	Amendment No. 1 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/29/2016	Annex A

10.2(c)+	Amendment No. 2 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/14/2017	Annex A

10.3(a)+	2018 Stock Incentive Plan	DEF 14A	001-33057	4/17/2018	Annex A

10.3(b)+	Amendment No. 1 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/7/2020	Annex A

10.3(c)+	Amendment No. 2 to 2018 Stock Incentive Plan	DEF 14A	001-33057	10/25/2021	Annex A

10.4(a)	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.	10-Q	001-33057	5/14/2007	10.1

10.4(b)	First Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	10-Q	001-33057	8/15/2011	10.1

10.4(c)	Second Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	2/20/2014	10.1

10.4(d)	Third Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	3/27/2015	10.1

10.4(e)	Fourth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	8/17/2018	10.1

10.4(f)	Fifth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	5/13/2020	10.1

10.5	License Agreement, dated as of December 13, 2011, among New York University, the Feinstein Institute for Medical Research, and the Company	10-K	001-33057	3/30/2012	10.15

10.6(a)	License Agreement, dated as of October 26, 2012, between the Company and BioMarin	8-K	001-33057	10/31/2012	10.2

10.6(b)	Amendment No. 1 to License Agreement, dated as of April 8, 2014, between the Company and BioMarin	8-K	001-33057	4/17/2014	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.6(c)	Settlement Agreement, dated effective as of July 26, 2018, by and among (i) Aceras BioMedical, LLC, in its capacity as Stockholder Representative for the Former stockholders of Huxley Pharmaceuticals, Inc., (ii) BioMarin, and (iii) the Company	10-Q	001-33057	8/17/2018	10.1

10.6(d)	Second Amendment to License Agreement, dated May 29, 2019, between the Company and BioMarin	8-K	001-33057	5/30/2019	10.1

10.7	Development, License and Commercialization Agreement, dated effective as of December 18, 2018, by and between Endo Ventures Limited and the Company	8-K	001-33057	12/26/2018	10.1

10.8	License and Supply Agreement, dated as of August 14, 2020, by and between KYE Pharmaceuticals, Inc. and the Company	8-K	001-33057	8/20/2020	10.1

10.9	License and Supply Agreement, dated as of June 28, 2021, by and between DyDo Pharma, Inc. and the Company	8-K	001-33057	6/28/2021	10.1

10.10(a)	Settlement Agreement, dated July 11, 2022, by and between the Company and SERB SA, on the one hand, and Jacobus Pharmaceutical Company, Inc., PantherRx Specialty LLC, and Panther Specialty Holding Co., on the other hand	8-K	001-33057	7/12/2022	10.1

10.10(b)	License and Asset Purchase Agreement, dated as of July 11, 2022, by and between Jacobus Pharmaceutical Company, Inc. and the Company	8-K	001-33057	7/12/2022	10.2

10.11(a)	Transition Services Agreement between Eisai, Inc. and the Company	8-K	001-33057	12/22/2022	10.1

10.11(b)	Supply Agreement between Eisai Co., Ltd. and the Company	8-K	001-33057	12/22/2022	10.2

21.1	Subsidiaries of the Registrant	10-K	001-33057	3/16/2020	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Section 302 CEO Certification					X

31.2	Section 302 CFO Certification					X

32.1	Section 906 CEO Certification					X

32.2	Section 906 CFO Certification					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 15th day of March, 2023.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2023

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023

/s/ Charles B. O’Keeffe	Director	March 15, 2023
Charles B. O’Keeffe

/s/ Philip H. Coelho	Director	March 15, 2023
Philip H. Coelho

/s/ David S. Tierney, M.D.	Director	March 15, 2023
David S. Tierney, M.D.

/s/ Donald A. Denkhaus	Director	March 15, 2023
Donald A. Denkhaus

/s/ Richard Daly	Director	March 15, 2023
Richard Daly

/s/ Molly Harper	Director	March 15, 2023
Molly Harper

Years ended December 31, 2022, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceuticals, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 15, 2023 expressed an unqualified opinion on those financial statements.
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
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceuticals, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2023 expressed an unqualified opinion.
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
Accounting for the asset acquisition
As described further in Notes 12 and 13 to the financial statements, during the year ended December 31, 2022, the Company completed the acquisition of research and development inventory and related intangible assets for total consideration of approximately $37.7 million. The transaction was accounted for as an asset acquisition, and as such, the total consideration was allocated to the acquired assets based upon their relative fair values. We identified the accounting for the asset acquisition as a critical audit matter.
The principal consideration for our determination that the accounting for the asset acquisition is a critical audit matter is that the interpretation and application of the relevant accounting literature required significant auditor judgment. Specifically, the accounting for the transaction as an asset acquisition versus a business combination, and the accounting for the particular terms of the contingent consideration.
Our audit procedures related to the accounting for the asset acquisition included the following, among others. We obtained an understanding of the internal controls and processes in place over management’s process that related to the recording of the asset acquisition. We evaluated the Company’s accounting memoranda and other documentation, including application of the relevant accounting guidance. We compared the underlying terms of the License and Asset Purchase Agreement (dated July 11, 2022) to the Company’s accounting memoranda; and with the assistance of our internal subject matter experts, independently interpreted and applied the accounting literature to the transaction, considering alternative accounting treatments and evaluating the relative merits of the possible alternatives.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Miami, Florida
March 15, 2023

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE S
HEE
TS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$298,395	$171,445
Short-term investments	—	19,821
Accounts receivable, net	10,439	6,619
Inventory	6,805	7,870
Prepaid expenses and other current assets	5,158	4,351

Total current assets	320,797	210,106
Operating lease right-of-use asset	2,770	3,017
Property and equipment, net	847	959
License and acquired intangibles, net	32,471	—
Deferred tax assets, net	18,736	23,697
Deposits	9	9

Total assets	$375,630	$237,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,975	$2,768
Accrued expenses and other liabilities	53,613	24,295

Total current liabilities	57,588	27,063
Operating lease liability, net of current portion	3,557	3,894
Other non-current liabilities	14,064	—

Total liabilities	75,209	30,957
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,263,031 shares and 102,992,913 shares issued and outstanding at December 31, 2022 and 2021, respectively	105	103
Additional paid-in capital	250,430	233,186
Retained earnings (accumulated deficit)	49,862	(26,310)
Accumulated other comprehensive income (loss)	24	(148)

Total stockholders’ equity	300,421	206,831

Total liabilities and stockholders’ equity	$375,630	$237,788

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$213,938	$137,997	$118,790
License and other revenue	265	2,836	283

Total revenues	214,203	140,833	119,073

Operating costs and expenses:
Cost of sales	34,393	21,884	17,039
Research and development	19,789	16,936	16,497
Selling, general and administrative	58,183	49,628	44,234

Total operating costs and expenses	112,365	88,448	77,770

Operating income	101,838	52,385	41,303
Other income, net	2,881	282	587

Net income before income taxes	104,719	52,667	41,890
Income tax provision (benefit)	21,640	13,185	(33,093)

Net income	$83,079	$39,482	$74,983

Net income per share:
Basic	$0.80	$0.38	$0.72

Diluted	$0.75	$0.37	$0.71

Weighted average shares outstanding:
Basic	103,374,606	103,379,349	103,512,913

Diluted	111,375,631	107,795,585	106,242,273

Net income	$83,079	$39,482	$74,983
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax of ( $54 ) , $46 and $0, respectively	172	(179)	22

Comprehensive income	$83,251	$39,303	$75,005

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2022, 2021 and 2020
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2019	$—	103,397	$104	$216,205	$(128,688)	$9	$87,630
Issuance of stock options for services	—	—	—	5,694	—	—	5,694
Exercise of stock options for common stock	—	282	—	758	—	—	758
Amortization of restricted stock for services	—	—	—	567	—	—	567
Issuance of common stock upon vesting of restricted stock units, net	—	103	—	(56)	—	—	(56)
Other comprehensive gain (loss)	—	—	—	—	—	22	22
Net income	—	—	—	—	74,983	—	74,983

Balance at December 31, 2020	—	103,782	104	223,168	(53,705)	31	169,598
Issuance of stock options for services	—	—	—	5,550	—	—	5,550
Exercise of stock options for common stock	—	1,328	1	4,098	—	—	4,099
Amortization of restricted stock for services	—	—	—	523	—	—	523
Issuance of common stock upon vesting of restricted stock units, net	—	91	—	(153)	—	—	(153)
Repurchase of common stock	—	(2,208)	(2)	—	(12,087)	—	(12,089)
Other comprehensive gain (loss)	—	—	—	—	—	(179)	(179)
Net income	—	—	—	—	39,482	—	39,482

Balance at December 31, 2021	—	102,993	103	233,186	(26,310)	(148)	206,831
Issuance of stock options for services	—	—	—	6,346	—	—	6,346
Exercise of stock options for common stock	—	3,172	2	9,567	—	—	9,569
Amortization of restricted stock for services	—	—	—	1,561	—	—	1,561
Issuance of common stock upon vesting of restricted stock units, net	—	98	—	(230)	—	—	(230)
Repurchase of common stock	—	(1,000)	—	—	(6,907)	—	(6,907)
Other comprehensive gain (loss)	—	—	—	—	—	172	172
Net income	—	—	—	—	83,079	—	83,079

Balance at December 31, 2022	$—	105,263	$105	$250,430	$49,862	$24	$300,421

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$83,079	$39,482	$74,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	141	192	92
Stock-based compensation	7,907	6,073	6,261
Amortization of intangible assets	1,098	—	—
Deferred taxes	4,937	9,316	(32,971)
Change in accrued interest and accretion of discount on investments	17	(5)	(12)
Reduction in the carrying amount of right-of-use asset	247	292	793
Realized loss on sale of available-for-sale securities	762	—	—
Acquired research and development inventory expensed from asset acquisition	4,130	—	—
(Increase) decrease in:
Accounts receivable, net	(3,820)	(632)	4,549
Inventory	1,065	(3,219)	(2,694)
Prepaid expenses and other current assets and deposits	(807)	3,977	(3,977)
Increase (decrease) in:
Accounts payable	1,207	(1,488)	138
Accrued expenses and other liabilities	16,391	5,520	(1,209)
Operating lease liability	(307)	864	(919)

Net cash provided by (used in) operating activities	116,047	60,372	45,034

Investing Activities :
Purchases of property and equipment	(29)	(1,021)	(11)
Purchases of investments	—	(10,000)	(10,000)
Proceeds from maturities and sale of available-for-sale securities	19,238	—	5,000
Payment in connection with license agreement	(10,000)	—	—

Net cash provided by (used in) investing activities	9,209	(11,021)	(5,011)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(230)	(153)	(56)
Proceeds from exercise of stock options	9,569	4,099	758
Repurchase of common stock	(6,907)	(12,089)	—
Payment of liabilities arising from asset acquisition	(738)	—	—

Net cash provided by (used in) financing activities	1,694	(8,143)	702

Net increase in cash and cash equivalents	126,950	41,208	40,725
Cash and cash equivalents – beginning of period	171,445	130,237	89,512

Cash and cash equivalents – end of period	$298,395	$171,445	$130,237

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,667	$3,000	$2,785
Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,309	$—
Liabilities arising from asset acquisition	$27,699	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) is a commercial-stage biopharmaceutical company focused on in-licensing,
developing, and commercializing novel medicines for patients living with rare diseases. With exceptional patient focus, Catalyst is committed to developing a robust pipeline of cutting-edge, best-in-class
medicines for rare and difficult to treat diseases.
Catalyst’s New Drug Application for FIRDAPSE
®
 (amifampridine) Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (“LEMS”) was approved in 2018 by the U.S. Food & Drug Administration (“FDA”), and FIRDAPSE
®
is commercially available in the United States as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE
®
 for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE
®
is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals. Finally, in the third quarter of 2022, the FDA approved the Company’s sNDA approving an expansion of the FIRDAPSE
®
label to include pediatric patients (ages six and older).
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

d.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At December 31, 2022, investments consisted of U.S. Treasuries. At December 31, 2021, investments consisted of short-term bond funds and U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The U.S. Treasuries held at December 31, 2022 are classified as available-for-sale
securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are no non-current
investments as of December 31, 2022 and December 31, 2021.
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
available-for-sale
securities. See
Note
3 (Investments).

e.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2022 and December 31, 2021, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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

Products that have been approved by the FDA or other regulatory authorities, such as FIRDAPSE
®
, are also used in clinical programs to assess the safety and efficacy of the products for usage in treating diseases that have not been approved by the FDA or other regulatory authorities. The form of FIRDAPSE
®
utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Raw materials associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, do not have an “alternative future use”.

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

i .
BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
. The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable.

Refer to Notes 12 (Commitments and Contingencies) and 13 (Agreements) for further discussion on the Company’s exclusive license agreement with Jacobus Pharmaceutical Company, Inc (Jacobus), for the rights to develop and commercialize RUZURGI
®
in the United States and Mexico, which the Company accounted for as an asset acquisition under ASC 805-50.

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

k.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At December 31, 2022 and 2021, the fair value of these instruments approximated their carrying value.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$168,853	$168,853	$—	$—

U.S. Treasuries	$105,442	$105,442	$—	$—

	Balances as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$10,990	$10,990	$—	$—

U.S. Treasuries	$140,995	$140,995	$—	$—

Short-term investments:
Short-term bond funds	$19,821	$19,821	$—	$—

m .
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
non-lease
components, which are accounted for separately.

n .	SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock.
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

o .	REVENUE RECOGNITION.
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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2022, 2021 and 2020.
During the years ended December 31, 2022, 2021 and 2020, principally all of the Company’s sales of FIRDAPSE
®
in the United States were to its Customer.
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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2022 and, therefore, the transaction price was not reduced further during the years ended December 31, 2022, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances:
The Company provides its Customer with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of FIRDAPSE
®
to the Customer, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to the Customer, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through December 31, 2022, 2021 and 2020, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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

p .
RESEARCH AND DEVELOPMENT.
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform research related services for the Company.

q .
ADVERTISING EXPENSE.
In connection with the FDA approval and commercial launch of FIRDAPSE
®
in 2019, the Company began to incur advertising costs. Advertising costs are expensed as incurred. The company incurred $3.3 million, $2.9 million and $2.5 million in advertising costs during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income.

r .
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

s .
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
As of December 31, 2022, the Company had a single product, which made it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, FIRDAPSE
®
. The Company expects FIRDAPSE
®
and the recently acquired product FYCOMPA
®
to constitute virtually all of the Company’s product revenue for the foreseeable future. See Note 18 (Subsequent Events).
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

t .
ROYALTIES.
Royalties incurred in connection with the Company’s license agreement for FIRDAPSE
®
, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

F-1
5

2.	Basis of Presentation and Significant Accounting Policies (continued).

u .
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
authorities for years before 201
8
. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

v .
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the years ended December 31, 2022, 2021 and 2020, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

w .
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
The following table reconciles basic and diluted weighted average common shares:

	For the Years Ended December 31,
	2022	2021	2020

Basic weighted average common shares outstanding	103,374,606	103,379,349	103,512,913
Effect of dilutive securities	8,001,025	4,416,236	2,729,360

Diluted weighted average common shares outstanding	111,375,631	107,795,585	106,242,273

Outstanding
common stock equivalents totaling approximately 1.0 million, 4.3 million and 7.1 million, were excluded from the calculation of diluted net income per common share for the years ended December 31, 2022, 2021 and
2
020, respectively, as their effect would be anti-dilutive. Potentially dilutive options to purchase common stock as of December 31, 2022, 2021 and 2020 had exercise prices ranging from $0.79 to $7.07, $0.79 to $4.64 and $0.79 to $3.95, respectively.

x .	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.

y .	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial st at ements have been reclassified to conform to the current year presentation.

z .	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the year ended December 31, 2022.

3.	Investments.
Available-
for
-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At December 31, 2022:
U.S. Treasuries - Cash equivalents	$105,442	$32	$—	$105,410

Total	$105,442	$32	$—	$105,410

At December 31, 2021:
U.S. Treasuries - Cash equivalents	$140,995	$2	$—	$140,993
Short-term bond funds	19,821	—	(196)	20,017

Total	$160,816	$2	$(196)	$161,010

There
were realized losses from sale of
available-for-sale
securities of $762 thousand for the year ended December 31, 2022. There were no realized gains or losses from available-for-sale
securities for the years ended December 31, 2021 or 2020.
The estimated fair values of
available-for-sale
securities at December
31
, 2022, by contractual maturity, are summarized as follows (in thousands):

2022
Due in one year or less	$105,442

4.	Accumulated Other Comprehensive Income (Loss).
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale
securities, the Company’s only component of accumulated other comprehensive
income (loss) for the years ended December 31, 2022, 2021 and 2020.
The amount reclassified out of accumulated other comprehensive income (loss), net of tax and into net income during the year ended December 31, 2022, was solely due to a realized loss from sale of available-for-sale
securities. There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2021 or 2020.

Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2021	$(148)

Other comprehensive gain (loss) before reclassifications	(590)
Amount reclassified from accumulated other comprehensive income	762

Net current period other comprehensive gain (loss)	172

Balance at December 31, 2022	$24

5.	Inventory.
Inventory
consists of the following (in thousands):

	December 31, 2022	December 31, 2021

Raw materials	$—	$1,769
Work-in-process	5,543	5,172
Finished goods	1,262	929

Total inventory	$6,805	$7,870

6.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021

Prepaid manufacturing costs	$1,147	$307
Prepaid tax	44	564
Prepaid insurance	1,224	1,213
Prepaid subscriptions fees	1,202	909
Prepaid research fees	178	452
Prepaid commercialization expenses	198	195
Due from collaborative and licensing arrangements	354	105
Prepaid conference and travel expenses	234	279
Other	577	327

Total prepaid expenses and other current assets	$5,158	$4,351

7.	Operating Leases.
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
The components of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021

Operating lease cost	$431	$379
Supplemental cash flow information related to lease was as follows (in thousands):

	For the Years Ended December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$492	$109
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$89	$80
Supplemental balance sheet information related to lease was as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$2,770	$3,017

Other current liabilities	$337	$308
Operating lease liabilities, net of current portion	3,557	3,894

Total operating lease liabilities	$3,894	$4,202

As of December 31, 2022 and December 31, 2021, the weighted average remaining lease term was 8.3 years and 9.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of December 31, 2022 and December 31, 2021.

7.	Operating Leases (continued).

Remaining payments of lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$506
2024	522
2025	537
2026	553
2027	570
Thereafter	2,027

Total lease payments	4,715
Less: imputed interest	(821)

Total	$3,894

Rent expense was $0.4 million, $0.4 million and $0.3 million for the
years ended December 31, 2022, 2021 and 2020.

8.	Property and Equipment, Net.
Property and equipment, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021

Computer equipment	$51	$51
Furniture and equipment	222	203
Leasehold improvements	980	980
Less: Accumulated depreciation	(406)	(275)

Total property and equipment, net	$847	$959

9.	License and Acquired Intangibles, Net.
The following table presents the Company’s intangible assets at December 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$1,098	$32,471

Total	$33,569	$1,098	$32,471

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of approximately 14.5 years. Amortization of these assets during each of the next five years is estimated to be approximately $2.3 million per year. The Company recorded approximately $1.1 million in amortization expense related to the licensed and acquired intangibles for RUZURGI
®
during the year ended December 31, 2022.
If all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss.

There were no impairment charges recognized on definite-lived intangibles for the year ended December 31, 2022. There were no definite-lived intangible assets at December 31, 2021.

10.	Accrued Expenses and Other Liabilities.

    Accrued
expenses and other liabilities consist of the following as of December 31 (in thousands):

	2022	2021

Accrued preclinical and clinical trial expenses	$479	$659
Accrued professional fees	1,619	2,391
Accrued compensation and benefits	5,132	4,035
Accrued license fees	20,444	12,819
Accrued purchases	154	2,045
Operating lease liability	337	308
Accrued variable consideration	3,381	1,716
Accrued income tax	8,702	79
Due to licensor	13,127	—
Other	238	243

Current accrued expenses and other liabilities	53,613	24,295

Lease liability – non-current	3,557	3,894
Due to licensor – non-current	14,064	—

Non-current accrued expenses and other liabilities	17,621	3,894

Total accrued expenses and other liabilities	$71,234	$28,189

11.	Collaborative and Licensing Arrangements.
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
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Endo/Par. As of December 31, 2022, 2021 and 2020, no milestone payments have been earned.
There were no revenues from this collaborative arrangement for the years ended December 31, 2022, 2021 or 2020. Total expenses incurred, net, in connection with the collaborative agreement for the years ended December 31, 2022, 2021 and 2020 were approximately $0, $45,000 and $4,200, respectively. These expenses have been included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income.

11.	Collaborative and Licensing Arrangements (continued).

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
Revenues from the arrangement with KYE for the years ended December 31, 2022, 2021 and 2020 were not material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
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
®
and represents a separate performance obligation in the agreement.

11.	Collaborative and Licensing Arrangements (continued).

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
There was $0.5 million in revenue from the arrangement with DyDo for the year ended December 31, 2022, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. Revenues from the arrangement with DyDo for the year ended December 31, 2021 w ere
approximately $2.9
million, which primarily consisted of a $2.7 million nonrefundable upfront license fee, which is included in licensing and other revenue in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2022
, no milestone payments have been earned.

12.	Commitments and Contingencies.
In May 2019, the FDA approved a New Drug Application (NDA) for RUZURGI
®
, Jacobus Pharmaceuticals’ version of amifampridine
(3,4-DAP),
for the treatment of pediatric LEMS patients (ages 6 to under 17). In June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of RUZURGI
®
violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated the Company’s statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of RUZURGI
®
.
On July 30, 2020, the Magistrate Judge considering this lawsuit filed a Report and Recommendation in which she recommended to the District Judge handling the case that she grant the FDA’s and Jacobus’ motions for summary judgment and deny the Company’s motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed the Company’s case. The Company appealed the District Court’s decision to the U.S. Court of Appeals for the 11 th
Circuit. The case was fully briefed in early 2021, and oral argument was held in March 2021.
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
®
or RUZURGI
®
in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition
agreements containing the same terms.

12.	Commitments and Contingencies (continued).

In connection with the settlement with Jacobus, the Company agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022 and the balance of which will be paid over the next two years, on the first and second anniversary of closing;

•
An annual royalty on our net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the United States equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of Catalyst’s FIRDAPSE
®
patents in the United States, 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

•	If Catalyst were to receive a priority review voucher for FIRDAPSE ® or RUZURGI ® in the future, 50% of the consideration paid by a third party to acquire that voucher will be paid to Jacobus.
Royalties will be trued up at the end of the year to the extent that royalties on net sales are below the minimum royalty.
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
®
’s data deserved protection based on FIRDAPSE
®
’s status as an innovative drug, which protects by regulation the use of such data as part of a submission seeking an NOC for eight years from approval of the innovative drug, was legally flawed and not supported by the evidence. The Minister of Health appealed that decision, and, in January 2023, the Canadian Appellate Court overturned the trial court’s decision. Thereafter, the Minister of Health reissued an NOC for RUZURGI
®
in Canada and, as a result, RUZURGI
®
is once again available for sale in Canada.
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

b.
LICENSE AGREEMENT FOR RUZURGI
®
. On July 11, 2022 (the “Effective Date”), the Company entered into an exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI
®
in the United States and Mexico.

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front
payment on the Effective Date and will pay an additional $10 million on the first annual anniversary of the Effective Date (July 11, 2023), another $10 million on the second annual anniversary of the Effective Date (July 11, 2024) and tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s products in the United States that range from 1.25% to 2.5% based on whether there is a competing product or generic version of FIRDAPSE
®
being marketed or sold in the United States. A minimum royalty payment exists annually for calendar years from the Effective Date through 2025 of $3 million, provided that such minimum annual royalty payment shall be prorated in the first calendar year of the agreement. As these minimum payments are both probable and estimable, they are included in the purchase price of the agreement and any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (which ends when there is no valid claim under the Company’s FIRDAPSE
®
patents in the United States)

of $
5
 million unless a competing product or generic version of FIRDAPSE
®
is being marketed or sold in the United States. As these minimum payments are not probable and estimable, they will be charged to cost of sales as revenue from product sales is recognized. Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis.
Assets acquired as part of the license agreement include among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI
®
, its new drug applications in the United States for RUZURGI
®
, its Trademark for RUZURGI
®
, the Orphan Drug Designation for RUZURGI
®
and a license from Jacobus for use of its
know-how
related to the manufacture of RUZURGI
®
.
Additionally, the Company also purchased from Jacobus approximately $4.1 million of RUZURGI
®
inventory previously manufactured by Jacobus, which have been recorded as an expense in research and development expenses in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2022.

F-
24

13.	Agreements (continued).

Under business combination guidance, the screen test states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and is accounted for as an asset acquisition. The Company has determined that the screen test was not met. However, the Company determined that the acquisition did not meet the definition of a business under ASC 805, Business Combination. The Company believes that the licensing agreement and other assets acquired from Jacobus are similar and considered them all to be intangible assets with the exception of the inventory acquired. As the screen test was not met, further determination was required to determine that the Company had not acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business, and therefore, determined that this was an asset acquisition. The Company accounted for the Jacobus license agreement as an asset acquisition under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
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

14.	Income Taxes.
The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.
The income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020 consists of (in thousands):

	2022	2021	2020

Current - Federal	$12,858	$2,455	$—
Current - State	3,877	1,414	(122)
Deferred - Federal	4,739	8,620	(29,378)
Deferred - State	166	696	(3,593)
	$21,640	$13,185	$(33,093)

The
reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of
21
% to amounts included in the statements of operations is as
follows:

	2022	2021	2020

Statutory rate	21.0%	21.0%	21.0%
State tax	3.1%	3.4%	2.2%
Valuation allowance	—	—	(99.4)%
Executive compensation limitation	3.6%	1.1%	—
Tax credit	(1.9)%	(0.6)%	(2.4)%
Stock compensation windfall	(5.6)%	(0.6)%	—
Other	0.5%	0.7%	(0.4)%

	20.7%	25.0%	(79.0)%

14.	Income Taxes (continued).

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/(liabilities) as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss	$—	$1,218
Start-up costs	9,771	10,403
Tax credits	—	8,516
Deferred compensation	4,706	3,959
Inventory	296	163
Operating lease liability	953	1,003
Capitalized research	4,255	—
Other	96	—

Total deferred tax assets	20,077	25,262

Deferred tax liabilities:
Prepaid expenses	(481)	(455)
Right-of use asset	(860)	(936)
Other	—	(174)

Total deferred tax liabilities	(1,341)	(1,565)

Deferred tax assets, net	$18,736	$23,697

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 3
1
, 2022, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the above deferred taxes of approximately $20 million are realizable.
At
December 31, 2022 and 2021, respectively, the Company had state net operating loss carryforwards of approximately $
0

million and $
28

million, respectively, available to reduce future Florida taxable income.
During 2020, the Company completed an analysis to determine whether, as a result of prior ownership changes, the utilization of certain net operating loss and orphan drug tax credit carryforwards would be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions. In this analysis, the Company determined that the total net operating loss and orphan drug tax credit carryforwards were fully utilizable.
Beginning in 2010, the Company has received several orphan drug designations by the FDA for products currently under development. The orphan drug designations allow the Company to claim increased federal tax credits for certain research and development activities.
An immaterial amount of interest and penalties were accrued through December 31, 2022. While an immaterial amount of interest and no
penalties were accrued through December 31, 2021. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is not currently under income tax examinations by any tax authorities.

15.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at December 31, 2022 and 2021. No shares of preferred stock were outstanding at December 31, 2022 and 2021.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At December 31, 2022 and 2021, 105,263,031 and 102,992,913 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021 and, during the years ended December 31, 2022 and 2021, 1,000,000 and 2,208,292 shares, respectively, were repurchased for an aggregate purchase price of approximately $6.9 million and $12.1 million, respectively, ($6.91 and $5.47 average price per share).
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

15.	Stockholders’ Equity (continued).

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

16.	Stock Compensation.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense as follows (in thousands):

	2022	2021	2020
Research and development	$1,729	$1,611	$1,585
Selling, general and administrative	6,178	4,462	4,676

Total stock-based compensation	$7,907	$6,073	$6,261

The Company may issue stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, and consultants of the Company under the 2014 and 2018 Stock Incentive Plans (the 2014 Plan and the 2018 Plan or collectively, the Plans). At December 31, 2022, no shares remain available for future issuance under the 2014 Plan. Under the 2018 Plan, 15,000,000 shares are reserved for issuance and as of December 31, 2022, 2,691,791 shares remain available for future issuance.
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
During the years ended December 31, 2022, 2021 and 2020, options to purchase 3,172,342, 1,328,936 and 281,762 shares, respectively, of the Company’s common stock were exercised with gross proceeds to the Company of approximately $9.6 million, $4.1 million and $0.8 million, respectively. During the years ended December 31, 2022, 2021 and 2020, no options to purchase shares of the Company’s common stock were exercised on a “cashless” basis.
During the years ended December 31, 2022, 2021 and 2020 the Company recorded non-cash
stock-based compensation expense related to stock options totaling approximately $6.3 million, $5.5 million and $5.7 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company granted seven-year options to purchase an aggregate of 1,386,500, 2,330,000 and 2,715,000 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants.
Stock option activity under the Company’s Plans for the year ended December 31, 2022 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	14,207,728	$3.55
Granted	1,386,500	14.82
Exercised or released	(3,172,342)	3.02
Forfeited or cancelled	(112,778)	5.73
Expired	—	—

Outstanding at end of year	12,309,108	$4.93	3.85	$168,222

Exercisable at end of year	8,534,665	$3.29	3.00	$130,686

16.	Stock Compensation (continued).

Other information pertaining to stock option activity during the years ended December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Weighted–average fair value of granted stock options	$8.52	$3.24	$2.33
Total fair value of vested stock options (in thousands)	$6,096	$6,421	$5,312
Total intrinsic value of exercised stock options (in thousands)	$31,881	$3,623	$325
As of December 31, 2022, there was approximately $16.7 million of unrecognized compensation expense related to non-vested
stock option awards granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 2.53 years.
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
Assumptions used during the years were as follows:

	2022	2021	2020
Risk free interest rate	1.27% to 4.07%	0.34% to 1.18%	0.24% to 1.64%
Expected term	4.5 years	4.5 – 4.8 years	4.5 years
Expected volatility	68.4% to 69.5%	68.6% to 72.8%	80.5% to 83.7%
Expected dividend yield	— %	— %	— %
Expected forfeiture rate	— %	— %	— %
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
on a straight-line basis over the requisite service period. Restricted stock unit activity for the year ended December 31, 2022 was as follows;

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested balance at beginning of year	122,839	$4.65
Granted	742,500	11.55
Vested	(112,839)	4.65
Forfeited	—	—

Nonvested balance at end of year	752,500	$11.46

16.	Stock Compensation (continued).

During the year ended December 31, 2022, 2021 and 2020, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $1.6 million, $0.5 million and $0.6 million, respectively.

17.	Benefit Plan.
The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax
annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2022, 2021, and 2020, the Company’s matching contributions were approximately $0.5 million each year.

18.	Subsequent Events.
On January 24, 2023, the Company acquired the U.S. Rights for FYCOMPA
®
(perampanel) CIII, a commercial stage epilepsy asset, from Eisai Co., Ltd. (“Eisai”).
Under the terms of the purchase agreement, the Company made an upfront cash payment of $160 million plus $1.6 million for reimbursement of certain prepayments. Eisai is also eligible to receive a contingent payment of $25 million if certain regulatory milestones are met and tiered royalty payments based on certain annual net sales milestones.
Concurrently with the acquisition, the parties entered into two related agreements: (i) a short-term Transition Services Agreement for commercial and manufacturing services and (ii) a long-term Supply Agreement for the manufacturing of FYCOMPA
®
. Under the Transition Services Agreement, Eisai will provide commercial and manufacturing services to the Company for a transition period following the closing of the acquisition. Further, under the Supply Agreement, Eisai will manufacture FYCOMPA
®
for the Company for a period of seven years (or such longer period as is set forth in the Supply Agreement) following the closing of the acquisition.
Given that the acquisition was recently closed, the Company’s analysis of the accounting for the transaction is in process and is incomplete as of the filing date of this report.