Form 10-K/A
period 2022-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2023-04-24
CIK 1369568

UNITED STATES
SECURITIES AND EXCH
A
NGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,976,959 shares of common stock, $0.001 par value per share, were outstanding as of April 17, 2023.
Auditor’s Name: Grant Thornton LLP
Auditor’s Location: Miami, FL
Auditor’s PCAOB Number: 248

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(“Form
10-K/A”)
is being filed by Catalyst Pharmaceuticals, Inc. (“Catalyst” or the “Company”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K,
which information was previously omitted from Catalyst’s Form
10-K
for the fiscal year ended December 31, 2022 (“2022 Original Form
10-K”)
in reliance on Instruction G to Form
10-K
. The 2022 Original Form
10-K
was filed with the SEC on March 15, 2023.
Catalyst has elected to postpone its 2023 annual meeting of stockholders until later in 2023. As a result, Catalyst will not be filing its definitive proxy statement for the 2023 annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form
10-K).
Therefore, Catalyst is filing this Form
10-K/A
in order to incorporate information that would have been contained in the definitive proxy statement into the 2022 Original Form
10-K.
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
This Form
10-K/A
is limited in scope to the items identified ab
ove
and should be read in conjunction with the 2022 Original Form
10-K
and Catalyst’s other filings with the SEC. This Form
10-K/A
does not reflect events occurring after the filing of the 2022
Orig
inal Form
10-K
or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the 2022 Original Form
10-K.
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

Name	Age	Position(s)
Patrick J. McEnany	75	Chairman, President and Chief Executive Officer
Philip H. Coelho (1)(3)	79	Director
Richard Daly (2)(3)	62	Director
Donald A. Denkhaus (1)(3)	77	Director
Molly Harper (2)(3)	46	Director
Charles B. O’Keeffe (1)(2)(3)	83	Lead Independent Director
David S. Tierney, M.D. (2)(3)	60	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
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

Philip H. Coelho has been a member of our Board since October 2002 and currently chairs the Nominating & Corporate Governance Committee of our Board. Mr. Coelho is the Chairman and Chief Technology Officer of Trenchant BioSystems, Inc, a biotech company formed in November 2023 and located in San Diego, California. Mr. Coelho was Chief Technology Officer of ThermoGenesis Corp., a wholly owned subsidiary of Thermogenesis Holdings, Inc, a leading regenerative medicine company that develops, commercializes and markets a range of automated technologies for cell-based therapeutics from July 2017 until his resignation in February 2022. Mr. Coelho served as Co-Founder and Chief Technology Officer of SynGen, Inc. a company enabling regenerative cures through the application of innovative engineering and President of PHC Medical, Inc., a company providing consulting services for enterprises in the medical device related cell therapy field. Previously, from October 1986 until 2008, Mr. Coelho founded and was employed by ThermoGenesis Corp., at the time a company focused on the blood processing and hospital/woundcare markets. Mr. Coelho was Chairman and Chief Executive Officer of ThermoGenesis from December 1989 until May 2007 and served as its Chief Technology Architect from June 2007 until May 2008. From October 1986 to September 1989, Mr. Coelho held the position of Vice President and Director of Research, Development and Manufacturing with ThermoGenesis. Prior to his association with ThermoGenesis, from October 1983 to October 1986 Mr. Coelho was President of Castleton, Inc., a company that developed and licensed ultra-rapid heat transfer technology to ThermoGenesis. Mr. Coelho served on the board of directors of Mediware Information Systems, Inc. from 1998 until it was sold to Thoma-Bravo Corp in 2012, and Ampio Pharmaceuticals, Inc. from 2011 until his resignation in May 2022. Mr. Coelho holds a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis.

On March 29, 2023, Mr. Coelho advised the Company of his decision not to stand for reelection at our 2023 annual meeting of stockholders. Mr. Coelho will continue to serve as a member of the Board until the date of the annual meeting, when his term will expire. Mr. Coelho’s decision to retire from the Board was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Richard J. Daly joined our Board in February 2015. Mr. Daly currently serves as President of CARsgen Therapeutics Corporation, an emerging oncology company focused on developing CAR-T therapies for both liquid and solid tumors. From July 2018 through January 2022, Mr. Daly served as Chief Operating Officer of BeyondSpring Pharmaceuticals, a pre-commercial biotech company focused on oncology with assets in late Phase 3 clinical trials. Before joining BeyondSpring in August 2018, (i) from February 2016 to July 2018 Mr. Daly served as Chairman and CEO of Neuralstem, Inc., a biopharmaceutical company focused on the development of central nervous system therapies based on its neuronal stem cell technology, (ii) from October 2014 to September 2016, Mr. Daly served as a partner of RavineRock Partners, a commercial consulting practice focused on biotech and pharmaceuticals, (iii) from February 2013 to September 2014, Mr. Daly served as President of AstraZeneca US Diabetes, where he led all commercial and medical plans and objectives for a $1.2 billion, 3,000-employee division, including the successful launch of an orphan/rare disorder drug, Myalept, for Lipodystrophy, (iv) from August 2013 to January 2014, he served as the President of BMS-AstroZeneca Diabetes Alliance U.S., (v) and from October 2011 to July 2013, he served as a founder and partner of SagePath Partners, a commercial service company servicing the biotech and pharmaceutical industries. Finally, from 1998 until 2011, Mr. Daly served in various capacities with Takeda North America (including, from 2008 to 2011, as Executive Vice President, U.S.), where he was instrumental in building Takeda North America from 14 people to more than 3,000 employees and $5 billion in sales in less than seven years, in expanding Takeda’s commercial footprint across North and South America, and in expanding Takeda’s Americas’ business into new therapeutic areas. Additionally, (i) from June 2018 until February 2023, when the company was sold, Mr. Daly served on the board of directors and on the compensation committee and audit committee of Opiant Pharmaceuticals, and, (ii) from June 2015 to June 2018 Mr. Daly served on the Board of Directors of Synergy Pharmaceuticals, where he chaired the Nominations/Corporate Governance Committee and was a member of the Compensation Committee. Mr. Daly received his Bachelor of Science in Microbiology from the University of Notre Dame in 1983 and his MBA from the Kellogg School of Management, Northwestern University in 1998. The Board believes that the characteristics that qualify Mr. Daly to be a director of our company include his significant pharmaceutical industry experience and his experience in launching and managing sales of numerous pharmaceutical products, including several products that are used to treat orphan/rare diseases.

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

Molly Harper joined our Board in June 2021. Ms. Harper has over 20 years of experience focusing on strategic planning and cross-functional leadership at life sciences companies of all sizes. Since September 2021, Ms. Harper has been the Chief Business Officer of Synlogic, Inc., a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotics using Synlogic’s proprietary drug discovery and development platform. Prior thereto, from May 2020 until September 2021, Ms. Harper served as Executive Vice President of Operations for Relmada Therapeutics, Inc., a late-stage biotechnology company addressing diseases of the central nervous system. Prior to joining Relmada, Ms. Harper served in positions of increasing responsibility with Akcea Therapeutics, a development and commercialization company focused on rare diseases, where she was most recently Senior Vice President and Global Franchise General Manager with cross-functional responsibility for a six drug portfolio including two approved rare disease drugs. She was one of the first employees at Akcea, which she joined as VP of Commercial Development. Prior to joining Akcea, Ms. Harper was Head of US Endocrinology in the Rare Disease division of Sanofi Genzyme. Ms. Harper’s experience at Genzyme included global and U.S. marketing leadership positions, and she previously held positions across sales and marketing in both primary care and hospital businesses at Merck & Co. Prior to joining Merck, Ms. Harper worked in life sciences equity research at UBS Warburg, and as a strategy consultant with The Wilkerson Group/IBM. Ms. Harper received her Bachelor of Arts from Cornell University and her Master of Business Administration from the Wharton School of the University of Pennsylvania. Ms. Harper also serves on the Board of Directors of PreciseDx, a privately held oncology AI pathology company. The Board believes that the characteristics that qualify Ms. Harper to be a director of our company include her significant pharmaceutical industry experience and her experience in pharmaceutical company operations overseeing the development, launch and commercialization of several pharmaceutical products, including several products that are used to treat orphan/rare diseases.

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

David S. Tierney, M.D. has served as a member of our Board since October 2002 and currently chairs the Compensation Committee of our Board. Dr. Tierney currently serves as Chief Executive Officer and Director of Aramis Biosciences, a privately held clinical stage ophthalmology pharmaceutical company. From February 2020 until December 2020, Dr. Tierney served as CEO of Pharma Two B, a CNS specialty pharmaceutical company. From September 2018 until January 2020, Dr. Tierney served as President & CEO of BioPharmX Corporation, a dermatology specialty pharmaceutical company. He also served on the Board of Directors of BioPharmX from September 2018 until May 2020. From January 2014 until March 2018, he served as President & CEO of Icon Bioscience, Inc., a privately held ophthalmic drug delivery company. Dr. Tierney served as President and Chief Operating Officer (and a member of the board of directors) of Oceana Therapeutics, Inc., a private specialty pharmaceutical company between the organization of that company in 2008 and the sale of that company to Salix Pharmaceuticals, Ltd. in December 2011. Dr. Tierney also served as the President and CEO (and as a member of the board of directors) of Valera Pharmaceuticals, Inc. a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with Indevus Pharmaceuticals, Inc. Further, from January 2000 to August 2000, Dr. Tierney served as President of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company, where he was responsible for all of Biovail’s research and development, regulatory and clinical activities. Finally, from March 1997 to January 2000, Dr. Tierney was Senior Vice President of Drug Development at Roberts Pharmaceutical Corporation, where he was responsible for all research and development activities, and for drug development, medical affairs, worldwide regulatory affairs and chemical process development, as well as being part of the executive management team, and from December 1989 to March 1997, Dr. Tierney was employed by Élan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney is also a director of Kempharm, Inc. (n/k/a Zevra Therapeutics) and Bimeda, Inc. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. The Board believes the characteristics that qualify Dr. Tierney to serve on our Board include his business leadership experience and his pharmaceutical industry experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors and persons who own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in their ownership of common stock. Officers, directors, and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations made to us that no other reports were required, during the year ended December 31, 2022 all Section 16(a) filings required to be filed by our officers, directors, and greater than 10% stockholders were timely filed.

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

Board Diversity

Our Nominating & Corporate Governance Committee considers diversity as one of several factors relating to overall composition when recommending nominations to our Board. Although we do not have a formal policy governing how diversity is considered, the Nominating & Corporate Governance Committee believes that diversity is an aspect that should be considered with respect to director nominations. The Nominating & Corporate Governance Committee considers diversity by examining the entire Board membership and construes board diversity broadly to include many factors, including, but not limited to, gender, age, race and ethnicity. As a result, the Nominating & Corporate Governance Committee strives to ensure when recommending nominations to our Board that our Board is represented by individuals with a variety of different opinions, perspectives, personal, professional, and industry experience and backgrounds, skills, and expertise.

Information about the diversity of our Board of Directors and our Board Diversity Matrix is available on our investor relations website at https://ir.catalystpharma.com/board-diversity-matrix-1.

We have previously reported our intent to add a second diverse Board member before the 2023 annual meeting of stockholders, and we are actively taking steps to add a second diverse director to the Board. However, no additional diverse director has been added to the Board to this date.

Director Qualifications and Attributes

We have concluded that all of our directors have the skills, experience, knowledge, and personal attributes that are necessary to effectively serve on our Board and to contribute to the overall success of the Company. We believe that the diverse professional background of each of our directors ensures that we have a Board that has a broad range of industry-related knowledge, experience, and business acumen.

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

Board Meetings and Attendance at Board and Board Committee Meetings

During 2022, our Board held ten meetings and took actions by unanimous written consent on three occasions. For 2022, all of our directors attended at least 75% or more of the aggregate number of meetings held by our Board and the Board committees on which they served. Four of our seven directors attended the 2022 Annual Meeting of Stockholders which was held on September 19, 2022. Directors are encouraged, but not required, to attend the Annual Meeting.

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

The Board has determined that Donald A. Denkhaus, the current chair of the Audit Committee, is an “audit committee financial expert” as defined in Regulation S-K under the Exchange Act.

The Audit Committee held four meetings in 2022 and took two actions by unanimous written consent. The Audit Committee operates under a written charter which describes the role, responsibilities, and functioning of the Audit Committee. The Audit Committee’s charter can be found at http://ir.catalystpharma.com/governance.cfm.

Compensation Committee

The role of the Compensation Committee is to discharge the Board’s responsibilities related to compensation of our executive officers, to produce an annual report on executive compensation for inclusion in our Form 10-K or proxy statement, and to oversee and advise the Board on the adoption of policies that govern our compensation programs, including our stock incentive plans and our benefit plans. The Compensation Committee held five meetings in 2022 and took three actions by unanimous written consent. The Compensation Committee operates under a written charter which describes the role, responsibilities, and functioning of the Compensation Committee. A copy of this charter can be found on our website at http://ir.catalystpharma.com/governance.cfm. Pursuant to its charter, the Compensation Committee has authority to retain compensation consultants to assist in its evaluation of executive and director compensation.

Nominating & Corporate Governance Committee

The role of the Nominating & Corporate Governance Committee (“N&CG Committee”) is to appoint nominees for election to our Board, to identify and recommend candidates to fill vacancies between annual stockholder meetings, to review, evaluate and recommend changes to our corporate governance policies, and to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to our company and our stockholders. The N&CG Committee held two meetings in 2022. The N&CG Committee operates under a written charter which describes the role, responsibilities, and functioning of the N&CG Committee. A copy of the N&CG Committee’s charter can be found on our website at http://ir.catalystpharma.com/governance.cfm.

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

Executive Officers

The following list reflects our executive officers as of the date of this Form 10-K/A, the capacity in which they serve us, and when they assumed office:

Name	Position(s)	Age	Officer Since

Patrick J. McEnany	Chairman, President and Chief Executive Officer	75	January 2002

Steven R. Miller, Ph.D.	Chief Operating Officer and Chief Scientific Officer	61	April 2007

Alicia Grande, CPA, CMA	Vice President, Treasurer and Chief Financial Officer	52	January 2007

Name	Position(s)	Age	Officer Since
Gary Ingenito, M.D., Ph.D.	Chief Medical and Regulatory Officer	67	June 2015

Brian Elsbernd, J.D.	Chief Compliance Officer and Chief Legal Officer	59	February 2016

Jeffrey Del Carmen	Chief Commercial Officer	52	June 2020

Preethi Sundaram, Ph.D.	Chief Strategy Officer	47	July 2021

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

Brian Elsbernd, J.D., joined us in February 2016 as our Sr. Vice President of Legal and Compliance and became our Chief Compliance Officer and Chief Legal Officer on January 1, 2019. Prior to joining Catalyst, Mr. Elsbernd was, from 2004 until February 2016, employed in various capacities with Mallinckrodt Pharmaceuticals and its predecessors, including as Senior Director of U.S. Healthcare Compliance. At Mallinckrodt, he was involved in the building of their formal compliance program including providing leadership and vision on ethics and business conduct while also managing multiple other legal and business functions. Before joining Mallinckrodt, Mr. Elsbernd was an associate at Proskauer Rose LLP, within its Health Care practice group, representing health care providers nationwide in matters pertaining to regulatory and administrative law, transactional matters, litigation, and reimbursement issues. Mr. Elsbernd holds a Bachelor of Arts degree in history from the University of Illinois-Urbana and a law degree from the Saint Louis University School of Law.

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

Preethi Sundaram, Ph.D., has been our Chief Strategy Officer since January 1, 2022. Previously, since July 2021, Dr. Sundaram served as our Chief Product Development Officer. Dr. Sundaram has more than 20 years’ experience managing and mentoring teams delivering lifesaving medicines to patients. Prior to her employment with Catalyst, since 2005, Dr. Sundaram was employed in various positions with Sanofi, including as Global Clinical Research Director, International Development from 2005-2010, Global Project Head, Multiple Therapeutic Area Programs from 2010 to 2017, Global Head and VP, Medical Operations, Primary Care Business Unit from 2017 to 2020, and since October 2020, as Sanofi’s Global Head and VP, Medical Operations, General Medicines Business Unit. In that last position, Dr. Sundaram was accountable for leadership of critical global medical operational functions, including the oversight of portfolio financials and delivery of strategic milestones, as well as being responsible for the leadership of multiple portfolio management functions across all therapeutic areas in Sanofi’s Medicines Business Unit. Prior to joining Sanofi, in 2005 Dr. Sundaram served as a Project Lead, Immunoscience Development Center for Abbott Laboratories; between 2003 to 2005, Dr. Sundaram served as a medical writer and project lead at Covance; between 2001 to 2003, Dr. Sundaram served as a Clinical Director with Neurovision & Medical Services; between 1997 to 2001, Dr. Sundaram was a Graduate Teaching Assistant and Clinical Supervisor at West Norwich Hospital in Cambridge, UK; and between 1995 to 1997, Dr. Sundaram was on the clinical faculty at the Sankara Nethralaya Eye Hospital in Chennai, India. Dr. Sundaram holds a Bachelor of Arts in Psychology from the University of Madras (India), a Bachelor of Science in Optometry from the Elite School of Optometry & Bits (India), a Doctor of Philosophy in Optometry from Anglia Ruskin University (United Kingdom), and an Executive Business Masters from the London Business School.

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

Executive officers

During 2022, our Board designated that our “executive officers” (as that term is defined in the rules and regulations under the Exchange Act) are our Chief Executive Officer (Patrick J. McEnany), our Chief Operating and Chief Scientific Officer (Dr. Steven Miller), our Chief Financial Officer (Alicia Grande), our Chief Medical and Regulatory Officer (Dr. Gary Ingenito), our Chief Commercial Officer (Jeffrey Del Carmen), our Chief Compliance Officer and Chief Legal Officer (Brian Elsbernd), and our Chief Strategy Officer (Preethi Sundaram). Each of our executive officers were employed by us for all of fiscal 2022.

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

Process of setting 2022 executive officer compensation

In the fall of 2021, our Compensation Committee engaged Mercer LLC (a business of Marsh McLennan), an independent compensation consultant, to provide advice and recommendations relating to our executive officer and director compensation arrangements for the 2022 fiscal year. Initially, Mercer assisted the Compensation Committee in determining an appropriate peer group to evaluate the Company’s executive officer and director compensation for alignment with governance and market best practices, and to provide recommendations as to an appropriate compensation philosophy to guide the Compensation Committee in determining executive officer base, bonus and equity compensation for 2022.

An updated peer group was selected by the Compensation Committee with the advice of Mercer. The criteria used in determining the peer group were U.S. publicly traded biopharmaceutical companies (i) with a market cap of between $250 million and $2.0 billion; (ii) with net revenues of between $75 million and $300 million; and (iii) with a focus on the therapeutics segment of the biopharmaceutical vertical. The peer group selected was as follows:

Aerie Pharmaceuticals	Akebia Therapeutics
Agios Pharmaceuticals	Anika Therapeutics
Antares Pharma	Cara Therapeutics
Eagle Pharmaceuticals	Harmony Biosciences Holdings
Heron Therapeutics	Insmed
Iteos Therapeutics	Radius Health
Rigel Pharmaceuticals	Series Therapeutics
Travere Therapeutics (Retrophin)	Vanda Pharmaceuticals

In early 2022, Mercer presented their report to the Compensation Committee of the compensation payable to the executive officers in Company’s peer group. Based on that information, in February 2022, the Compensation Committee set base compensation and a bonus target for each executive officer for 2022. At the same time, the Compensation Committee, in light of the information presented by Mercer, determined to grant additional RSUs to each executive officer to raise their stock-based compensation for their 2021 performance.

Further, in February 2022, the Compensation Committee established the corporate goals and objectives for the payment of 2022 cash bonuses to executive officers, as follows:

Objective	Weight
Achieving a minimum of $195 million in net revenues	50%
Transformational acquisition of a company or marketed products, consistent with the strategic plan previously approved by the Board of Directors	35%
Operating to the 2022 budget	5%
Quality and compliance high grades	5%
Developing an ESG report	5%

100%

Thereafter, in December 2022, the Compensation Committee considered cash bonus compensation for the Company’s executive officers for 2022 services based on the previously established corporate goals and objectives. In reaching a determination as to the cash bonuses to grant for 2022 performance, the Compensation Committee considered the following factors:

•	The Company exceeded the total revenue target contained in the 2022 goals and objectives as adopted;

•	In July 2022, the Company acquired Ruzurgi from Jacobus, which, while not adding a new product to the Company’s product line, was transformational to the Company’s business;

•

In December 2022, the Company entered into a definitive agreement to acquire a marketed product, FYCOMPA®, from Eisai Co., Ltd. and, further, during 2022, the Company actively considered several significant potential acquisitions that did not occur;

•	The Company operated in line with the 2022 budget, and management continued to exert financial discipline over the business;

•	The Company has received high quality and compliance grades; and

•	The Company was actively working on its first ESG report, which is expected to be published in the second quarter of 2023.

After considering these factors, none of which was, in and of itself dispositive, but all of which were considered, the Compensation Committee determined that cash bonuses would be paid to executive officers at 120% of the previously established bonus targets.

Finally, in late December 2022, the Compensation Committee granted stock options and RSUs to each of the Company’s executive officers for their 2022 performance.

The base and bonus compensation for our Principal Executive Officer, Principal Financial Officer and our three most highly compensated officers for services during the fiscal years ended December 31, 2022, 2021 and 2020, as well as the value of the option and RSU grants made to each such executive officer for 2022, 2021 and 2020 services are described in the following summary compensation table:

Awards ($)
Name and Principal Position	Year	Salary ($)	Cash Bonus ($)	RSU Stock Grants (1)	Stock Options (2)	Non-Equity Incentive Compensation	All Other Compensation ($) (3)	Totals ($)
Patrick J. McEnany Chairman, President and CEO	2022 2021 2020	691,923 632,308 604,179	504,000 415,800 324,000	2,795,110 — —	2,932,749 1,041,324 834,093	— — —	— — —	6,923,782 2,089,432 1,762,272
Alicia Grande, CFO	2022 2021 2020	442,115 421,539 402,875	213,600 184,800 144,000	737,270 — —	948,830 646,006 521,308	— — —	12,200 11,600 11,400	2,354,015 1,263,945 1,079,583
Steven R. Miller, COO and CSO	2022 2021 2020	496,827 474,231 453,271	300,000 259,875 202,500	1,091,560 — —	1,574,196 713,500 573,439	— — —	12,200 11,600 11,400	3,474,783 1,459,206 1,240,610
Gary Ingenito, Chief Medical and Regulatory Officer	2022 2021 2020	484,437 469,803 448,689	232,800 205,590 160,200	729,330 — —	1,002,741 520,662 417,047	— — —	34,615 31,470 30,397	2,483,923 1,227,525 1,056,333
Jeffrey Del Carmen, CCO	2022 2021 2020	449,000 400,749 339,207	211,200 176,000 119,531	725,900 — 141,000	948,830 520,662 957,032	— — —	51,502 48,314 49,219	2,386,432 1,145,725 1,605,989

(notes on next page)

(Notes from chart on previous page)

(1)

The amounts reported are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock unit grants to the executive officers in the listed fiscal year. In the case of 2022 stock compensation, the value of the RSUs awarded in both February 2022 and December 2022 are included in this chart because they were granted in 2022. However, the February 2022 RSU grants related to increased compensation determined by the Compensation Committee to be payable to executive officers for their 2021 performance based on the compensation analysis prepared by Mercer and presented to the Compensation Committee in early 2022.

(2)

The amounts reported represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for the listed year. For additional information on the valuation assumptions used in the calculation of these amounts, see Note 16 to “Notes to Consolidated Financial Statements” contained in our 2022 Original Form 10-K.

(3)	Includes, for Dr. Ingenito and Mr. Del Carmen, a housing allowance. All other compensation consists of 401(k) employer match.

Employment Agreements and Potential Payments upon Termination or Change in Control

We have an employment agreement with Patrick J. McEnany, our Chairman, President and Chief Executive Officer, which provides for the payment of a base salary plus bonus compensation based on performance. Mr. McEnany’s employment agreement also contains a “change of control” severance arrangement if the employee is not retained in our employment after a change of control. The employment agreement for Mr. McEnany expires on November 8, 2024. After the expiration of his employment agreement, Mr. McEnany becomes an employee-at-will, and he will still be entitled to payments for termination without cause or in the event of a change in control, as set forth below.

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

The following chart sets forth the amounts payable to our CEO, CFO and our three most highly compensated employees assuming the enumerated events had occurred on December 31, 2022:

Name	Payment Due Upon Termination either by company without Cause or Officer for Good Reason (1)	Payment Due Upon Death or Permanent Disability		Payment Due Upon a Termination by company with Cause or Resignation or Retirement	Payment Due upon a Change in Control (1)
Patrick J. McEnany	$700,000	$700,000		—	$1,400,000
Alicia Grande	$445,000	—		—	$445,000
Steven R. Miller	$500,000	—		—	$500,000
Gary Ingenito	$485,000	$485,000	(2)	—	$485,000
Jeffrey Del Carmen	$440,000	—		—	$440,000

(1)	Excludes the value of any bonus due for services prior to termination, the value of health benefits for the term of the severance and the value of any accelerated vesting of stock options.
(2)	Payable under a letter agreement between us and Dr. Ingenito.

Grants of Plan-Based Awards for 2022

The following table provides information relating to stock options granted to our CEO, CFO and our three most highly compensated employees during the fiscal year ended December 31, 2022:

Name	Grant Date	Number of Securities Underlying Options (#) (1)	Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards
Patrick J. McEnany	12/27/2022	272,000	$18.59	$2,932,749
Alicia Grande	12/27/2022	88,000	$18.59	$948,830
Steven R. Miller	12/27/2022	146,000	$18.59	$1,574,196
Gary Ingenito	12/27/2022	93,000	$18.59	$1,002,741
Jeffrey Del Carmen	12/27/2022	88,000	$18.59	$948,830

(1)

All options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date and expire on the seventh anniversary of the grant date.

Additionally, the following table provides information relating to restricted stock units granted to our CEO, CFO and our three most highly compensated employees during 2022:

Name	Grant Date	Number of RSUs Granted(1)	Grant Date	Number of RSUs Granted(1)	Grant Date Fair Value of Option Awards
Patrick J. McEnany	2/14/2022	175,000	12/27/2022	79,000	$2,795,110
Alicia Grande	2/14/2022	33,500	12/27/2022	26,000	$737,270
Steven R. Miller	2/14/2022	41,000	12/27/2022	42,000	$1,091,560
Gary Ingenito	2/14/2022	30,000	12/27/2022	27,000	$729,330
Jeffrey Del Carmen	2/14/2022	32,000	12/27/2022	26,000	$725,900

(1)	RSUs vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.

Outstanding Stock Options and Restricted Stock Units

We have two stock incentive plans: our 2018 Stock Incentive Plan and our 2014 Stock Incentive Plan. As of April 17, 2023, the following derivative securities were outstanding under our stock incentive plans: (i) stock options to purchase an aggregate of 12,057,016 shares of our common stock, at exercise prices ranging from $0.79 to $21.05 per share, (8,404,288 of which are currently exercisable); and (ii) restricted stock units for 594,337 shares of common stock (none of which are currently vested). On the same date, 2,357,259 shares of common stock remained eligible for grant under the 2018 Plan.

On April 17, 2023, the market price of our common stock on the NASDAQ Capital Market was $18.08 per share.

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

Eligibility to Participate in the 2018 Plan

All eligible individuals are able to participate in the 2018 Plan. Eligible individuals include our directors, officers, employees, independent contractors and consultants, as well as individuals who have accepted an offer of employment from us. As of the date of this proxy statement, six non-employee directors, seven executive officers, approximately 81 other employees, and approximately six consultants are eligible to receive grants under the 2018 Plan.

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

Stock Options

Grant. There is generally no United States federal income tax consequence to the participant solely by reason of the grant of incentive stock options or nonqualified stock options under the 2018 Plan, assuming the exercise price of the option is not less than the fair market value of the shares on the date of grant.

Exercise. The exercise of an incentive stock option is not a taxable event for regular federal income tax purposes if certain requirements are satisfied, including the requirement that the participant generally must exercise the incentive stock option no later than three months following the termination of the participant’s employment with us. However, such exercise may give rise to alternative minimum tax liability (see “Alternative Minimum Tax” below). Upon the exercise of a nonqualified stock option, the participant will generally recognize ordinary income in an amount equal to the excess of the fair market value of the shares at the time of exercise over the amount paid by the participant as the exercise price. The ordinary income recognized in connection with the exercise by a participant of a nonqualified stock option will be subject to both wage and employment tax withholding, and we generally will be entitled to a corresponding deduction.

The participant’s tax basis in the shares acquired pursuant to the exercise of an option will be the amount paid upon exercise plus, in the case of a nonqualified stock option, the amount of ordinary income, if any, recognized by the participant upon exercise thereof.

Disqualifying Disposition. If the participant disposes of shares of our common stock acquired upon the exercise of an incentive stock option (other than in certain tax free transactions) within two years from the date on which the incentive stock option was granted or within one year after the transfer of shares to the participant pursuant to the exercise of the incentive stock option, at the time of disposition the participant will generally recognize ordinary income equal to the lesser of: (i) the excess of each such share’s fair market value on the date of exercise over the exercise price paid by the participant, or (ii) the participant’s actual gain. If the total amount realized on a taxable disposition (including return on capital and capital gain) exceeds the fair market value on the date of exercise of the shares of our common stock purchased by the participant under the option, the participant will recognize a capital gain in the amount of the excess. If the participant incurs a loss on the disposition (the total amount realized is less than the exercise price paid by the participant), the loss will be a capital loss.

Other Disposition. If a participant disposes of shares of our common stock acquired upon exercise of a nonqualified stock option in a taxable transaction, the participant will recognize capital gain or loss in an amount equal to the difference between the participant’s basis (as discussed above) in the shares sold and the total amount realized upon disposition. Any such capital gain or loss (and any capital gain or loss recognized on a disqualifying disposition of shares of our common stock acquired upon exercise of incentive stock options as discussed above) will be short-term or long-term depending on whether the shares of our common stock were held for more than one year from the date such shares were transferred to the participant.

Alternative Minimum Tax. Alternative minimum tax is payable if and to the extent the amount thereof exceeds the amount of the taxpayer’s regular tax liability, and any alternative minimum tax paid generally may be credited against future regular tax liability (but not future alternative minimum tax liability). Alternative minimum tax applies to alternative minimum taxable income. Generally, regular taxable income as adjusted for tax preferences and other items is treated differently under the alternative minimum tax.

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

Restricted Stock Units (RSUs)

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity-based awards held by our CEO, CFO and our three other most highly compensated employees as of December 31, 2022:

[Table on Next Page]

	OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Patrick J. McEnany	200,000	—	—	$0.79	06/15/2023	—	—	—	—
	250,000	—	—	$1.13	01/03/2024	—	—	—	—
	300,000	—	—	$4.01	01/02/2025	—	—	—	—
	500,000	—	—	$3.54	05/29/2025	—	—	—	—
	740,000	—	—	$4.64	12/02/2026	—	—	—	—
	266,666	133,334	—	$3.42	12/30/2027	—	—	—	—
	90,000	180,000	—	$7.07	12/28/2028	—	—	—	—
	—	272,000	—	$18.59	12/27/2029	—	—	—	—
	—	—	—	—	—	—	—	175,000	—
	—	—	—	—	—	—	—	79,000	—
Alicia Grande	100,000	—	—	$0.79	06/15/2023	—	—	—	—
	150,000	—	—	$1.13	01/03/2024	—	—	—	—
	285,000	—	—	$4.01	01/02/2025	—	—	—	—
	225,000	—	—	$2.24	12/19/2025	—	—	—	—
	132,000	—	—	$4.64	12/02/2026	—	—	—	—
	166,666	83,334	—	$3.42	12/30/2027	—	—	—	—
	55,833	111,667	—	$7.07	12/28/2028	—	—	—	—
	—	88,000	—	$18.59	12/27/2029	—	—	—	—
	—	—	—	—	—	—	—	33,500	—
	—	—	—	—	—	—	—	26,000	—
Steven Miller	100,000	—	—	$0.79	06/15/2023	—	—	—	—
	150,000	—	—	$1.13	01/03/2024	—	—	—	—
	285,000	—	—	$4.01	01/02/2025	—	—	—	—
	225,000	—	—	$2.24	12/19/2025	—	—	—	—
	180,000	—	—	$4.64	12/02/2026	—	—	—	—
	183,333	91,667	—	$3.42	12/30/2027	—	—	—	—
	61,666	123,334	—	$7.07	12/28/2028	—	—	—	—
	—	146,000	—	$18.59	12/27/2029	—	—	—	—
	—	—	—	—	—	—	—	41,000	—
	—	—	—	—	—	—	—	42,000	—
Gary Ingenito	50,000	—	—	$1.13	01/03/2024	—	—	—	—
	230,000	—	—	$4.01	01/02/2025	—	—	—	—
	225,000	—	—	$2.24	12/19/2025	—	—	—	—
	44,000	—	—	$4.64	12/02/2026	—	—	—	—
	133,333	66,667	—	$3.42	12/30/2027	—	—	—	—
	45,000	90,000	—	$7.07	12/28/2028	—	—	—	—
	—	93,000	—	$18.59	12/27/2029	—	—	—	—
	—	—	—	—	—	—	—	30,000	—
	—	—	—	—	—	—	—	27,000	—
Jeffrey Del Carmen	—	30,000	—	$2.86	08/06/2025	—	—	—	—
	20,983	—	—	$2.24	12/19/2025	—	—	—	—
	20,000	10,000	—	$4.21	01/06/2027	—	—	—	—
	60,000	90,000	—	$4.70	06/23/2027	—	—	—	—
	133,333	66,667	—	$3.42	12/30/2027	—	—	—	—
	45,000	90,000	—	$7.07	12/28/2028	—	—	—	—
	—	88,000	—	$18.59	12/27/2029	—	—	—	—
	—	—	—	—	—	—	—	10,000	—
	—	—	—	—	—	—	—	32,000	—
	—	—	—	—	—	—	—	26,000	—

Option Exercises

The following table provides information regarding the exercise of stock options by our executive officers during the year ended December 31, 2022:

Name	Grant Date	Exercise Date	Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/share)
Patrick J. McEnany	12/30/2015	08/18-19/2022	300,000	$2.53
Patrick J. McEnany	12/19/2018	11/18-21/2022	500,000	$2.24
Alicia Grande	12/30/2015	08/17-18/2022	150,000	$2.53
Steve Miller	12/30/2015	08/18/2022	150,000	$2.53
Gary Ingenito	06/30/2015	06/21-22/2022	150,000	$4.13
Gary Ingenito	01/02/2018	09/14/2022	55,000	$4.01
Gary Ingenito	12/02/2019	09/14/2022	88,000	$4.64
Jeffrey Del Carmen	12/19/2018	11/11/2022	19,017	$2.24
Jeffrey Del Carmen	08/06/2018	11/11/2022	120,000	$2.86

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

Compensation of Directors

The following table provides information regarding compensation earned by our non-employee directors for the year ended December 31, 2022:

[Table on Next Page]

Name	Fees Earned or Paid in Cash ($)	Stock Based Awards (1) (2) ($)	Total ($)
Philip H. Coelho	71,000	327,052	398,052
Charles B. O’Keeffe	98,625	327,052	425,677
David S. Tierney	71,000	327,052	398,052
Donald A. Denkhaus	76,250	327,052	403,302
Richard Daly	63,125	327,052	390,177
Molly Harper	63,125	327,052	390,177

(1)	The amounts reported in this column represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for 2022.
(2)	The aggregate number of stock options held by each non-employee director as of December 31, 2022 is indicated in the table below:

Name	Number of Options	Number of Unvested RSUs
Philip H. Coelho	298,500	16,000
Charles B. O’Keeffe	298,500	16,000
David S. Tierney	298,500	16,000
Donald A. Denkhaus	298,500	16,000
Richard Daly	298,500	16,000
Molly Harper	95,000	16,000

2022 Compensation of Directors

For 2022, non-employee directors received an annual retainer of $50,000, the chairs of the Audit, Compensation and Nominating & Corporate Governance Committees received an additional retainer of $21,000, $15,750 and $10,500, respectively, and members of the Audit, Compensation and N&CG Committees received an additional retainer of $10,500, $7,875 and $5,250, respectively. Additionally, the Lead Director received an additional fee of $25,000 for his services as lead director. No meeting fees were paid. Further, directors received a grant of stock options and RSUs for 2022 services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

As of April 17, 2023, we had 105,976,959 shares of our common stock outstanding. The following table sets forth, as of such date, certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors and executive officers; and (iii) all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name	Number	Percentage
BlackRock, Inc. (2)	15,690,326	14.8
State Street Corp. (3)	7,873,314	7.4
The Vanguard Group (4)	6,768,741	6.4
Deerfield Mgmt, L.P. (5)	5,884,448	5.6
Patrick J. McEnany (6)	6,292,102	5.8
Steven R. Miller (7)	1,772,455	1.7
Alicia Grande (8)	1,015,056	*
Gary Ingenito (9)	765,700	*
Brian Elsbernd (10)	733,409	*
Jeffrey Del Carmen (11)	256,857	*
Preethi Sundaram (12)	33,142	*
Charles O’Keeffe (13)	830,557	*
David Tierney (14)	543,707	*
Philip Coelho (15)	415,053	*
Donald A. Denkhaus (13)	543,166	*
Richard Daly (15)	358,166	*
Molly Harper (16)	30,666	*
All officers and directors as a group (13 persons) (17)	13,590,036	12.0

*	Less than one percent
(1)

Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise indicated, the address for each person named in this table is c/o Catalyst Pharmaceuticals, Inc.

(2)	Reported on a Schedule 13G filed by BlackRock on January 26, 2023. According to the Schedule 13G, BlackRock’s address is 55 East 52nd Street, New York, NY 10055.
(3)	Reported in a Schedule 13G filed by State Street on February 8, 2023. According to the Schedule 13G, State Street’s address is 1 Lincoln Street, Boston, MA 02111.
(4)	Reported in a Schedule 13G filed by Vanguard on February 9, 2023. According to the Schedule 13G, Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(5)	Reported in a Schedule 13G filed by Deerfield on February 10, 2023. According to the Schedule 13G, Deerfield’s address is 345 Park Avenue South, 12th Floor, New York, NY 10010.
(6)

Includes options to purchase 2,346,666 shares of our common stock, of which (i) 200,000 shares are exercisable at a price of $0.79 per share, (ii) 250,000 shares are exercisable at a price of $1.13 per share, (iii) 300,000 shares are exercisable at a price of $4.01 per share, (iv) 500,000 shares are exercisable at a price of $3.54 per share, (v) 740,000 shares are exercisable at a price of $4.64 per share, (vi) 266,666 shares are exercisable at a price of $3.42 per share, and (vii) 90,000 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 133,334 shares of our common stock at a price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 180,000 shares of our common stock at a price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 272,000 shares of our common stock at a price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 79,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 116,667 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(7)

Includes options to purchase 1,184,999 shares of our common stock, of which (i) 100,000 shares are exercisable at a price of $0.79 per share, (ii) 150,000 shares are exercisable at a price of $1.13 per share, (iii) 285,000 shares are exercisable at a price of $4.01 per share, (iv) 225,000 shares are exercisable at a price of $2.24 per share, (v) 180,000 shares are exercisable at a price of $4.64 per share, (vi) 183,333 shares are exercisable at a price of $3.42 per share, and (vii) 61,666 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 91,667 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 123,334 shares of our common stock at a price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 146,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 42,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 27,334 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(8)

Includes options to purchase 964,499 shares of our common stock, of which (i) 100,000 shares are exercisable at a price of $1.13 per share, (ii) 285,000 shares are exercisable at a price of $4.01 per share, (iii) 225,000 shares are exercisable at a price of $2.24 per share, (iv) 132,000 shares are exercisable at a price of $4.64 per share, (v) 166,666 shares are exercisable at a price of $3.42 per share, and (vi) 55,833 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 83,334 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 111,667 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 88,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 26,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 22,334 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(9)

Includes options to purchase 727,333 shares of our common stock, of which (i) 50,000 shares are exercisable at a price of $1.13 per share, (ii) 230,000 shares are exercisable at a price of $4.01 per share, (iii) 225,000 shares are exercisable at a price of $2.24 per share, (iv) 44,000 shares are exercisable at a price of $4.64 per share, (v) 133,333 shares are exercisable at a price of $3.42 per share, and (vi) 45,000 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 66,667 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 90,000 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 93,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 27,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 20,000 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(10)

Includes options to purchase 595,333 shares of our common stock, of which (i) 60,000 shares are exercisable at a price of $4.01 per share, (ii) 225,000 shares are exercisable at a price of $2.24 per share, (iii) 132,000 shares are exercisable at a price of $4.64 per share, (iv) 133,333 shares are exercisable at a price of $3.42 per share, and (v) 45,000 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 66,667 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 90,000 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 69,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 20,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 19,334 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(11)

Includes options to purchase 249,316 shares of our common stock, of which (i) 10,983 shares are exercisable at a price of $4.21 per share, (ii) 60,000 shares are exercisable at a price of $4.70 per share, (iii) 133,333 shares are exercisable at a price of $3.42 per share, and (iv) 45,000 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 30,000 shares of our common stock at an exercise price of $2.86 per share that will vest on August 6, 2023, (ii) unvested stock options to purchase 90,000 shares of our common stock at an exercise price of $4.70 per share that will vest in three annual tranches beginning on June 23, 2023, (iii) unvested stock options to purchase 66,667 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (iv) unvested stock options to purchase 90,000 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023 (v) unvested stock options to purchase 88,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (vi) 10,000 restricted stock units that will vest on June 23, 2023, (vii) 26,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (viii) 21,334 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(12)

Includes options to purchase 22,500 shares of our common stock which are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 225,000 shares of our common stock at an exercise price of $5.49 per share that will vest in three annual tranches beginning on July 6, 2023, (ii) unvested stock options to purchase 45,000 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 68,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 20,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 33,334 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(13)

Includes options to purchase 210,166 shares of our common stock, of which (i) 60,000 shares are exercisable at a price of $1.13 per share, (ii) 40,000 shares are exercisable at a price of $4.01 per share, (iii) 50,000 shares are exercisable at a price of $2.24 per share, (iv) 33,500 shares are exercisable at a price of $4.64 per share, (v) 20,000 shares are exercisable at a price of $3.42 per share, and (vi) 6,666 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 10,000 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 13,334 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 15,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 4,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 8,000 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(14)

Includes options to purchase 230,166 shares of our common stock, of which (i) 20,000 shares are exercisable at a price of $0.79 per share, (ii) 60,000 shares are exercisable at a price of $1.13 per share, (iii) 40,000 shares are exercisable at a price of $4.01 per share, (iv) 50,000 shares are exercisable at a price of $2.24 per share, (v) 33,500 shares are exercisable at a price of $4.64 per share, (vi) 20,000 shares are exercisable at a price of $3.42 per share, and (vii) 6,666 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 10,000 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 13,334 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 15,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 4,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 8,000 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(15)

Includes options to purchase 260,166 shares of our common stock, of which (i) 50,000 shares are exercisable at a price of $0.79 per share, (ii) 60,000 shares are exercisable at a price of $1.13 per share, (iii) 40,000 shares are exercisable at a price of $4.01 per share, (iv) 50,000 shares are exercisable at a price of $2.24 per share, (v) 33,500 shares are exercisable at a price of $4.64 per share, (vi) 20,000 shares are exercisable at a price of $3.42 per share, and (vii) 6,666 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 10,000 shares of our common stock at an exercise price of $3.42 per share that will vest on December 30, 2023, (ii) unvested stock options to purchase 13,334 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 15,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 4,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 8,000 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(16)

Includes options to purchase 26,666 shares of our common stock, of which (i) 20,000 shares are exercisable at a price of $5.78 per share and (ii) 6,666 shares are exercisable at a price of $7.07 per share. Excludes (i) unvested stock options to purchase 40,000 shares of our common stock at an exercise price of $5.78 per share that will vest in two annual tranches beginning on June 29, 2023, (ii) unvested stock options to purchase 13,334 shares of our common stock at an exercise price of $7.07 per share that will vest in two annual tranches beginning on December 28, 2023, (iii) unvested stock options to purchase 15,000 shares of our common stock at an exercise price of $18.59 per share that will vest in three annual tranches beginning on December 27, 2023, (iv) 4,000 restricted stock units that will vest in three annual tranches beginning on December 27, 2023, and (v) 8,000 restricted stock units that will vest in two annual tranches beginning on February 14, 2024.

(17)

Includes options to purchase 7,288,142 shares of our common stock at prices ranging from $0.79 per share to $7.07 per share. Excludes (i) unvested stock options to purchase 2,667,341 shares of our common stock at prices ranging from $2.86 per share to $18.59 per share, and (ii) 582,337 unvested restricted stock units.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options as of December 31, 2022:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Securities issued under the 2014 and 2018 Plans	12,309,108	$4.93	2,691,791	(1)

(1)	All remaining securities are under the 2018 Plan.

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

CEO Pay Ratio Disclosure

As required by Item 402(u) of Regulation S-K, the Compensation Committee reviewed a comparison of our CEO’s annual total compensation in fiscal year 2022 to that of all of our other employees for 2022. Registrants may identify the median employee once every three years unless there has been a change in their employee population or employee compensation arrangements that the registrant reasonably believes would result in a significant change in the pay ratio disclosure. We have elected to utilize the same median employee that we used in 2020 for the CEO Pay Ratio calculation. In 2020, we identified our median employee by reviewing the base salary, on an annualized basis, for all of our employees as of December 31, 2020, for the period from January 1, 2020 through December 31, 2020, excluding our CEO. After identifying our median employee, we calculated total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2022 Summary Compensation Table above.

The total annual compensation for fiscal year 2022 for our CEO was $6,923,782, as noted in the 2022 Summary Compensation table above. The median of the 2022 annual total compensation of all employees (other than our CEO) was $343,631. The resulting ratio of our CEO’s pay to the pay of our median employee for fiscal year 2022 was 20 to 1.

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

Independent Auditor Fees

The following table represents fees for professional audit and other services rendered by Grant Thornton LLP for the fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit fees (1)	$415,644	$361,495
Audit-related fees	—	—

Total audit fees	415,644	361,495
Tax fees	—	—
All other fees	—	—

Total fees	$415,644	$361,495

(1)

Represents aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our financial statements included in our 2022 and 2021 Forms 10-K, for their reviews of our quarterly reports during 2022 and 2021, and for their report on the effectiveness of our internal controls over financial reporting as of December 31, 2022 and 2021. Includes, for 2022 and 2021, $10,724 and $9,575, respectively, for the audit of the financial statements of our wholly-owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd., a corporation organized in the Republic of Ireland.

Pre-Approval of Audit Functions

Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm. 100% of the services provided to us by Grant Thornton in 2022 and 2021 were pre-approved by the Audit Committee.

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

The Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee reviewed and discussed the audited financial statements with management and the independent auditors. In fulfilling its responsibilities, the Audit Committee discussed with the independent auditors the matters that are required to be discussed by Auditing Standard No. 1301 (Communication with Audit Committees). In addition, the Audit Committee received from the independent auditors the written disclosures and letter required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence, and the Audit Committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the Audit Committee also considered whether the provision of services by the independent auditors not related to the audit of our financial statements is compatible with maintaining the independent auditors’ independence. During such discussions, the independent auditors confirmed that, as of December 31, 2022, they were independent accountants with respect to our company within the meaning of applicable federal securities laws and the requirements of the PCAOB.

Based upon the Audit Committee’s discussions with management and the independent auditors and the Audit Committee’s review of the representations of management and the reports and letter of the independent auditors provided to the Audit Committee, the Audit Committee recommended to the Board that our audited financial statements for fiscal 2022 be included in our 2022 Original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-K/A to be signed by the undersigned, thereunto duly authorized, this 24th day of April, 2023.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Patrick J. McEnany
Patrick J. McEnany, Chairman,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. McEnany Patrick J. McEnany	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 24, 2023

/s/ Alicia Grande Alicia Grande	Vice President, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 24, 2023

/s/ Charles B. O’Keeffe Charles B. O’Keeffe	Director	April 24, 2023

/s/ Philip H. Coelho Philip H. Coelho	Director	April 24, 2023

/s/ David S. Tierney, M.D. David S. Tierney, M.D.	Director	April 24, 2023

/s/ Donald A. Denkhaus Donald A. Denkhaus	Director	April 24, 2023

/s/ Richard J. Daly Richard J. Daly	Director	April 24, 2023

/s/ Molly Harper Molly Harper	Director	April 24, 2023