Form 10-Q
period 2023-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2023-08-09
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 106,582,857 shares of common stock, $0.001 par value per share, were outstanding as of August 7, 2023.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$178,787	$298,395
Accounts receivable, net	42,796	10,439
Inventory	10,751	6,805
Prepaid expenses and other current assets	8,634	5,167

Total current assets	240,968	320,806
Operating lease right-of-use asset	2,641	2,770
Property and equipment, net	1,203	847
License and acquired intangibles, net	175,595	32,471
Deferred tax assets, net	23,489	18,736

Total assets	$443,896	$375,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,421	$3,975
Accrued expenses and other liabilities	48,082	53,613

Total current liabilities	52,503	57,588
Operating lease liability, net of current portion	3,376	3,557
Other non-current liabilities	12,723	14,064

Total liabilities	68,602	75,209
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 106,501,259 shares and 105,263,031 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	107	105
Additional paid-in capital	257,976	250,430
Retained earnings	117,192	49,862
Accumulated other comprehensive income (loss) (Note 4)	19	24

Total stockholders’ equity	375,294	300,421

Total liabilities and stockholders’ equity	$443,896	$375,630

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$99,477	$53,049	$184,781	$96,082
License and other revenue	105	64	167	120

Total revenues	99,582	53,113	184,948	96,202

Operating costs and expenses:
Cost of sales (a)	12,045	7,643	21,991	13,533
Research and development	3,954	3,983	7,516	7,386
Selling, general and administrative (a)	28,396	12,918	58,114	29,348
Amortization of intangible assets	8,488	—	15,019	—

Total operating costs and expenses	52,883	24,544	102,640	50,267

Operating income	46,699	28,569	82,308	45,935
Other income (expense), net	1,813	(324)	3,517	(231)

Net income before income taxes	48,512	28,245	85,825	45,704
Income tax provision	10,750	6,626	18,495	10,844

Net income	$37,762	$21,619	$67,330	$34,860

Net income per share:
Basic	$0.36	$0.21	$0.64	$0.34

Diluted	$0.33	$0.20	$0.59	$0.32

Weighted average shares outstanding:
Basic	106,258,790	102,795,600	105,911,936	102,788,719

Diluted	113,673,534	109,264,730	113,840,155	109,149,185

Net income	$37,762	$21,619	$67,330	$34,860
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of ($ 3), ($101), $2 and ( $7 ) , respectively	8	323	(5)	18

Comprehensive income	$37,770	$21,942	$67,325	$34,878

(a)	exclusive of amortization of intangible assets
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and six months ended June 30, 2023 and 2022
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at December 31, 2022	$—	105,263	$105	$250,430	$49,862	$24	$300,421
Issuance of stock options for services	—	—	—	2,177	—	—	2,177
Exercise of stock options for common stock	—	548	1	1,269	—	—	1,270
Amortization of restricted stock for services	—	—	—	715	—	—	715
Issuance of common stock upon vesting of restricted stock units, net	—	127	—	(477)	—	—	(477)
Other comprehensive gain (loss)	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	29,568	—	29,568

Balance at March 31, 2023	—	105,938	106	254,114	79,430	11	333,661
Issuance of stock options for services	—	—	—	2,576	—	—	2,576
Exercise of stock options for common stock	—	557	1	616	—	—	617
Amortization of restricted stock for services	—	—	—	722	—	—	722
Issuance of common stock upon vesting of restricted stock units, net	—	6	—	(52)	—	—	(52)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income	—	—	—	—	37,762	—	37,762

Balance at June 30, 2023	$—	106,501	$107	$257,976	$117,192	$19	$375,294

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at December 31, 2021	$—	102,993	$103	$233,186	$(26,310)	$(148)	$206,831
Issuance of stock options for services	—	—	—	1,623	—	—	1,623
Exercise of stock options for common stock	—	364	—	1,102	—	—	1,102
Amortization of restricted stock for services	—	—	—	280	—	—	280
Repurchase of common stock	—	(400)	—	—	(2,551)	—	(2,551)
Other comprehensive gain (loss)	—	—	—	—	—	(305)	(305)
Net income	—	—	—	—	13,241	—	13,241

Balance at March 31, 2022	—	102,957	103	236,191	(15,620)	(453)	220,221
Issuance of stock options for services	—	—	—	1,594	—	—	1,594
Exercise of stock options for common stock	—	345	—	1,282	—	—	1,282
Amortization of restricted stock for services	—	—	—	429	—	—	429
Repurchase of common stock	—	(600)	—	—	(4,356)	—	(4,356)
Issuance of common stock upon vesting of restricted stock units, net	—	7	—	(20)	—	—	(20)
Other comprehensive gain (loss)	—	—	—	—	—	323	323
Net income	—	—	—	—	21,619	—	21,619

Balance at June 30, 2022	$—	102,709	$103	$239,476	$1,643	$(130)	$241,092

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$67,330	$34,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	151	71
Stock-based compensation	6,190	3,926
Amortization of intangible assets	15,019	—
Deferred taxes	(4,758)	2,718
Change in accrued interest and accretion of discount on investments	—	9
Reduction in the carrying amount of right-of-use asset	129	122
Realized loss on sale of available-for-sale securities	—	633
Acquired inventory samples expensed from asset acquisition	130	—
(Increase) decrease in:
Accounts receivable, net	(32,357)	(2,968)
Inventory	154	20
Prepaid expenses and other current assets	(1,891)	18
Increase (decrease) in:
Accounts payable	446	(453)
Accrued expenses and other liabilities	(7,553)	(4,137)
Operating lease liability	(166)	(150)

Net cash provided by (used in) operating activities	42,824	34,669

Investing Activities:
Purchases of property and equipment	(74)	(29)
Payment in connection with asset acquisition	(162,293)	—
Proceeds from sale of available-for-sale securities	—	9,370

Net cash provided by (used in) investing activities	(162,367)	9,341

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(529)	(20)
Proceeds from exercise of stock options	1,887	2,384
Repurchase of common stock	—	(6,907)
Payment of liabilities arising from asset acquisition	(1,423)	—

Net cash provided by (used in) financing activities	(65)	(4,543)

Net increase (decrease) in cash and cash equivalents	(119,608)	39,467
Cash and cash equivalents – beginning of period	298,395	171,445

Cash and cash equivalents – end of period	$178,787	$210,912

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27,821	$5,844
Non-cash investing and financing activities:
Liabilities arising from asset acquisition	$1,915	$—
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage biopharmaceutical company focused on in-licensing,
developing, and commercializing novel medicines for patients living with rare diseases and diseases that are difficult to treat. With exceptional patient focus, the Company is committed to developing and commercializing innovative first-in-class
medicines that address rare neurological and epileptic diseases.
The Company’s New Drug Application for FIRDAPSE
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
Capital Resources
Based on forecasts of available cash, the Company believes that it has sufficient resources to support the currently anticipated operations for at least the next 12 months from the date of this report.
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
filed by the Company with the SEC. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future period or for the full 2023 fiscal year.

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

e.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At June 30, 2023 and December 31, 2022, investments consisted of U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The U.S. Treasuries held at June 30, 2023 are classified as
available-for-sale
securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments.
U.S. Treasuries
 with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets. There are no short-term or non-current
investments as of June 30, 2023 and December 31, 2022.
The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (in stockholders’ equity). Realized gains and losses are included in other income, net in the consolidated statements of operations and comprehensive income, and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale
debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income. The Company has not recorded an allowance for credit loss on its available-for-sale
securities. See Note 3 (Investments).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. At June 30, 2023 and December 31, 2022, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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
PREPAID EXPENSES AND OTHER CURRENT ASSETS.
Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, prepaid co-pay assistance program, amounts due from collaborative and license arrangements and prepaid conference and travel expenses. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing consists of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.

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
See also Note 17 (Subsequent Events) for a discussion of the Company’s recent acquisition of a license in North America for vamorolone.

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

2.	Basis of Presentation and Significant Accounting Policies (continued).

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At June 30, 2023 and December 31, 2022, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:

Money market funds	$68,210	$68,210	$—	$—

U.S. Treasuries	$91,716	$91,716	$—	$—

	Balances as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:

Money market funds	$168,853	$168,853	$—	$—

U.S. Treasuries	$105,442	$105,442	$—	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
The Company accounts for share repurchases by charging the excess of the repurchase price over the repurchased common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. The Company may terminate or modify its share repurchase program at any time.

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
The Company recognizes revenue when its customer for FIRDAPSE
®
and its customers for FYCOMPA
®
obtain title of the promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods. For FIRDAPSE
®
, subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the Customer), which is the exclusive distributor of FIRDAPSE
®
in the United States. The Customer subsequently resells FIRDAPSE
®
to a small group of exclusive specialty pharmacies (SPs) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of FIRDAPSE
®
. The Company sells FYCOMPA
®
, through a Transition Service Agreement with Eisai, directly to major wholesalers, specialty pharmaceutical distributors, managed care organizations, and government agencies. FYCOMPA
®
customer contracts generally consist of both a master agreement, which is signed by the Company and its customer, and a customer submitted purchase order, which is governed by the terms and conditions of the master agreement. These customers purchase FYCOMPA
®
product, through the Transition Service Agreement, by direct channel sales from the Company or by indirect channel sales through various distribution channels.
Product Revenue, Net:
The Company sells FIRDAPSE
®
to the Customer (its exclusive distributor) who subsequently resells FIRDAPSE
®
to both a small group of SPs who have exclusive contracts with the Company to distribute the Company’s products to patients and potentially to medical centers or hospitals on an emergency basis. The Company sells FYCOMPA
®
, through the Transition Service Agreement, directly to customers subject to both master agreements and purchase orders. In addition to the distribution agreement with its Customer and FYCOMPA
®
customer contracts, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and six months ended June 30, 2023 and 2022.
During the three and six months ended June 30, 2023 and 2022, substantially all of the Company’s product revenues were from sales to customers in the United States.
The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

FIRDAPSE ®	$64,898	$53,049	$122,424	$96,082
FYCOMPA ®	34,579	—	62,357	—

Total product revenue, net	$99,477	$53,049	$184,781	$96,082

Reserves for Variable Consideration:
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customer, its FYCOMPA
®
customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer or its FYCOMPA
®
customers) or a current liability (if the amount is payable to a party other than the Customer or FYCOMPA
®
customers).
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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2023 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2023 and 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts, Allowances and Wholesaler Fees:
The Company provides its Customer and its FYCOMPA
®
customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of FIRDAPSE
®
to its Customer and the sale of FYCOMPA
®
to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to the Customer or to its FYCOMPA
®
customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through June 30, 2023 and 2022, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

1
2

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
Product Returns:
Consistent with industry practice, the Company offers the SPs, the Customer, and its FYCOMPA
®
customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution or master agreement. The Company estimates the amount of its product sales that may be returned by its Customer or its FYCOMPA
®
customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. These payments are considered payable to the third-party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company has an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.
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
Government Rebates:
The Company is subject to discount obligations under state Medicaid, Medicare and other government programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program.
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
Revenues from Collaboration and Licensing Arrangements:
The Company analyzes license and collaboration arrangements pursuant to FASB ASC Topic 808, Collaborative Arrangement Guidance and Consideration (Topic 808), to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance or if they are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

r.
ADVERTISING EXPENSE.
Advertising costs are expensed as incurred. The company incurred approximately
$2.0 million and $3.7 million in advertising costs during the three and six months ended June 30, 2023, respectively, and approximately
 $0.8 million and $1.5
 million during the three and six months ended June 30, 2022, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

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
As of June 30, 2023, the Company had two products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE
®
. The Company expects FIRDAPSE
®
and the recently acquired product FYCOMPA
®
to constitute virtually all of the Company’s product revenue for the foreseeable future.
The Company relies exclusively on third parties to formulate and manufacture FIRDAPSE
®
, FYCOMPA
®
and any future drug candidates. The commercialization of FIRDAPSE
®
, FYCOMPA
®
, and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE
®
. It also relies on Eisai as its sole source of supply for FYCOMPA
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

v.
INCOME TAXES.
The Company utilizes the asset and liability method of account
i
ng for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

1
5

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

w.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	106,258,790	102,795,600	105,911,936	102,788,719
Effect of dilutive securities	7,414,744	6,469,130	7,928,219	6,360,466

Diluted weighted average common shares outstanding	113,673,534	109,264,730	113,840,155	109,149,185

Outstanding common stock equivalents totaling approximately 2.0 million were excluded from the calculation of diluted net income per common share for both the three and six months ended June 30, 2023, as their effect would be anti-dilutive. For both the three and six months ended June 30, 2022, approximately 2.2 million shares of common stock were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

y.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.

z.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

aa.	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the three and six months ended June 30, 2023.

1
6

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At June 30, 2023:
U.S. Treasuries - Cash equivalents	$91,716	$25	$—	$91,691

Total	$91,716	$25	$—	$91,691

At December 31, 2022:
U.S. Treasuries - Cash equivalents	$105,442	$32	$—	$105,410

Total	$105,442	$32	$—	$105,410

There were no realized gains or losses from
available-for-sale
securities during the three and six months ended June 30, 2023. There were realized losses from sale of available-for-sale
securities of $633 thousand during the three and six months ended June 30, 2022.
The estimated fair values of
available-for-sale
securities at June 30, 2022, by contractual maturity, are summarized as follows (in thousands):

June 30, 2023
Due in one year or less	$91,716

4.	Accumulated Other Comprehensive Income (Loss).
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale
securities (in thousands), the Company’s only component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.
There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2023. The amount reclassified out of accumulated other comprehensive income (loss), net of tax and into net income during the three and six months ended June 30, 2022, was solely due to a realized loss from sale of available-for-sale
securities.

Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$11

Other comprehensive loss before reclassifications	8
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive gain (loss)	8

Balance at June 30, 2023	$19

Balance at December 31, 2022	$24

Other comprehensive loss before reclassifications	(5)
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive gain (loss)	(5)

Balance at June 30, 2023	$19

1
7

4.	Accumulated Other Comprehensive Income (Loss) (continued).

Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$(453)

Other comprehensive loss before reclassifications	(310)
Amount reclassified from accumulated other comprehensive income	633

Net current period other comprehensive gain (loss)	323

Balance at June 30, 2022	$(130)

Balance at December 31, 2021	$(148)

Other comprehensive loss before reclassifications	(615)
Amount reclassified from accumulated other comprehensive income	633

Net current period other comprehensive gain (loss)	18

Balance at June 30, 2022	$(130)

5.	Inventory.
Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$—	$—
Work-in-process	4,881	5,543
Finished goods	5,870	1,262

Total inventory	$10,751	$6,805

6.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid manufacturing costs	$2,020	$1,147
Prepaid tax	347	44
Prepaid insurance	627	1,224
Prepaid subscriptions fees	1,362	808
Prepaid research fees	915	178
Prepaid commercialization expenses	1,699	592
Due from collaborative and licensing arrangements	179	354
Prepaid conference and travel expenses	602	234
Prepaid co-pay assistance program	701	97
Other	182	489

Total prepaid expenses and other current assets	$8,634	$5,167

1
8

7.	Operating Leases.
The Company has an operating lease agreement for its corporate office. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. There are no obligations under finance leases.
The Company entered into an agreement in May 2020 that amended its lease for its office facilities. Under the amended lease, the Company’s leased space increased from approximately 7,800 square feet of space to approximately 10,700 square feet of space. The amended lease commenced in March 2021 when construction of the asset was completed and space became available for use. Consequently, the Company recorded the effects of the amended lease during the first quarter of 2021.
The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$108	$108	$216	$216
Supplemental cash flow information related to lease was as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$252	$245
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$45	$45
Supplemental balance sheet information related to lease was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$2,641	$2,770

Other current liabilities	$353	$337
Operating lease liabilities, net of current portion	3,376	3,557

Total operating lease liabilities	$3,729	$3,894

As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term was 7.8 years and 8.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of June 30, 2023 and December 31, 2022.
Remaining payments of lease liabilities as of June 30, 2023 were as follows (in thousands):

2023 (remaining six months)	$255
2024	522
2025	537
2026	553
2027	570
Thereafter	2,027

Total lease payments	4,464
Less: imputed interest	(735)

Total	$3,729

Rent expense was approximately $0.1 million and $0.2 million for both the three and six months ended June 30, 2023 and 2022, respectively.

1
9

8.	Property and Equipment, Net.
Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment	$51	$51
Furniture and equipment	296	222
Leasehold improvements	980	980
Software	433	—
Less: Accumulated depreciation	(557)	(406)

Total property and equipment, net	$1,203	$847

9.	License and Acquired Intangibles, Net.
The following table presents the Company’s intangible assets at June 30, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$2,258	$31,311
License and acquired intangibles for FYCOMPA ®	158,143	13,859	144,284

Total	$191,712	$16,117	$175,595

The following table presents the Company’s intangible assets at December 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:

License and acquired intangibles for RUZURGI ®	$33,569	$1,098	$32,471

Total	$33,569	$1,098	$32,471

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The useful lives for
RUZURGI
®
and FYCOMPA
®
are approximately
14.5 years and 5 years, respectively.
The Company recorded approximately $0.6 million and $1.2 million in amortization expense related to the licensed and acquired intangibles for RUZURGI
®
during the three and six months ended June 30, 2023, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $7.9 million and $13.9 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA
®
during the three and six months ended June 30, 2023, within cost of sales in the consolidated statement of operations and comprehensive income. There was no amortization expense recorded during the three and six months ended June 30, 2022. Amortization of both the FYCOMPA
®
and RUZURGI
®
intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income.
The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2023 (remaining six months)	$16,974
2024	33,949
2025	33,949
2026	33,949
2027	33,949
Thereafter	22,825

Total	$175,595

At June 30, 2023 and December 31, 2022, the weighted average amortization period remaining for intangible assets was 6.2 years and 14.0 years, respectively.
If all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss. There were no impairment charges recognized on definite-lived intangibles for the three and six months ended June 30, 2023 or 2022.

10.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued preclinical and clinical trial expenses	$1,025	$479
Accrued professional fees	3,641	1,619
Accrued compensation and benefits	4,348	5,132
Accrued license fees	13,026	20,444
Accrued purchases	240	154
Operating lease liability	353	337
Accrued variable consideration	7,628	3,381
Accrued income tax	4,551	8,702
Due to licensor	12,815	13,127
Other	455	238

Current accrued expenses and other liabilities	48,082	53,613

Lease liability – non-current	3,376	3,557
Due to licensor – non-current	12,723	14,064

Non-current accrued expenses and other liabilities	16,099	17,621

Total accrued expenses and other liabilities	$64,181	$71,234

11.	Collaborative and Licensing Arrangements.
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
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Endo/Par. As of June 30, 2023 and 2022, no milestone payments have been earned.
There were no revenues from this collaborative arrangement for the three and six months ended June 30, 2023 or 2022. There were no expenses incurred, net, in connection with the collaborative arrangement for the three and six months ended June 30, 2023 or 2022.
KYE Pharmaceuticals Inc.
In August 2020, the Company entered into a collaboration and license agreement with KYE Pharmaceuticals Inc. (KYE), for the commercialization of FIRDAPSE
®
in Canada.

11.	Collaborative and Licensing Arrangements (continued).

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
Revenues from the arrangement with KYE for the three and six months ended June 30, 2023 and 2022 were not material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
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
There were revenues of $0.3 million and $0.5 million in revenue from the arrangement with DyDo for the three and six months ended June 30, 2023, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. There were revenues of $0.5 million from the arrangement with DyDo for the three and six months ended June 30, 2022, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. As of June 30, 2023, no milestone payments have been earned.

2
2

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
®
. Further, the Company settled its patent case against Jacobus, which was dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE
®
or RUZURGI
®
in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition
agreements containing the same terms.
In connection with the settlement with Jacobus, the Company agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022 and the balance of which will be paid over the next two years, on the first and second anniversary of closing. See Note 17 (Subsequent Events);

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

•	If the Company were to receive a priority review voucher for FIRDAPSE ® or RUZURGI ® in the future, 50% of the consideration paid by a third party to acquire that voucher will be paid to Jacobus.
Royalties will be trued up at the end of the year to the extent that royalties on net sales are below the minimum royalty.

12.	Commitments and Contingencies (continued).

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
®
) for the treatment of LEMS. Shortly thereafter, the Company initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for RUZURGI
®
as incorrect and unreasonable under Canadian law due to Medunik’s use of Catalyst’s protected data in its application. After two decisions by the trial judge to quash the RUZURGI
®
approval and remand the matter back to Health Canada, the Canadian Federal Appellate Court overturned the trial judge’s decision. The Minister subsequently reapproved RUZURGI
®
’s NOC for Canada.
In January 2023, the Company received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE
®
 in the United States. The notice letters each alleged that the six patents listed in the FDA Orange Book covering FIRDAPSE
®
 are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, the Company filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified the Company of their ANDA submissions, thus triggering the stay.
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
In January 2020, the Company was advised that BioMarin has transferred certain rights under the license agreement to SERB S.A.

2
4

13.	Agreements (continued).

b.
LICENSE AGREEMENT FOR RUZURGI
®
. On July 11, 2022 (the Effective Date), the Company entered into an exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI
®
in the United States and Mexico.

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front
payment on the Effective Date and will pay an additional $10 million on the first annual anniversary of the Effective Date (July 11, 2023), another $10 million on the second annual anniversary of the Effective Date (July 11, 2024) and tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s products in the United States that range from 1.25% to 2.5
% based on whether there is a competing product or generic version of FIRDAPSE
®
being marketed or sold in the United States. See Note 17 (Subsequent Events).

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
The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

License and acquired intangibles	$33,569
Acquired research and development inventory expensed from asset acquisition	4,130

Total purchase price	$37,699

The straight-line method is used to amortize the license and acquired intangibles, as disclosed in Note 9 (License and Acquired Intangibles, Net).

2
5

13.	Agreements (continued).

c.
ACQUISITION OF U.S. RIGHTS FOR FYCOMPA
®
.
On January 24, 2023, the Company acquired the U.S. Rights for FYCOMPA
®
(perampanel) CIII a commercial stage epilepsy asset, from Eisai Co., Ltd. (Eisai). The aggregate consideration for the acquisition was $164.2 million in cash and certain liabilities.

Eisai is also eligible to receive a contingent payment of $25 million if a certain regulatory milestone is met. As meeting the regulatory milestone was not probable, the Company did not recognize any amount related to the milestone payments in the purchase price. Additionally, after the loss of patent exclusivity for FYCOMPA
®
, the Company may be obligated to pay certain royalties to Eisai on net sales of FYCOMPA
®
. As the Transaction is accounted for as an asset acquisition under U.S. GAAP, the Company opted to recognize the royalty payments in cost of sales as revenue from product sales is recognized.

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
The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of FYCOMPA
®
(in thousands):

Base cash payment	$160,000
Cash paid for pro-rated prepaid expenses	1,576
Reimbursement on base purchase price (i)	(3,238)
Transaction costs (ii)	5,870

Total purchase consideration	$164,208

(i)	Recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of the acquisition date and reimbursement was fully applied as of June 30, 2023
(ii)
$0.8 million of transaction expenses is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2023, and the remaining $5.1 million has been paid in cash

The acquisition of FYCOMPA
®
has been accounted for as an asset acquisition in accordance with FASB ASC
805-50.
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
The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

Inventory	$4,100
Prepaid expenses and other current assets (samples)	130
Prepaid commercialization expenses	1,576
Property and equipment, net	433
License and acquired intangibles for FYCOMPA ®	158,143
Accrued preclinical and clinical trial expenses	(174)

Total purchase consideration	$164,208

The straight-line method is used to amortize the license and acquired intangibles, as disclosed in Note 9 (License and Acquired Intangibles, Net).

2
6

13.	Agreements (continued).

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
The Company’s effective income tax rate was 21.5% and 23.7% for the six months ended June 30, 2023 and 2022, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences and offset by the orphan drug credit claimed.
The Company had no uncertain tax positions as of June 30, 2023 and December 31, 2022.

15.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at June 30, 2023 and December 31, 2022. No shares of preferred stock were outstanding at June 30, 2023 and December 31, 2022.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At June 30, 2023 and December 31, 2022, 106,501,259 and 105,263,031 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021. During the three and six months ended June 30, 2023, no shares were repurchased. During the three and six months ended June 30, 2022, 600 thousand shares and 1.0 million shares were repurchased for an aggregate purchase price of approximately $4.4 million and $6.9 million, respectively ($7.26 and $6.91 average price per share, respectively).
2020 Shelf Registration Statement
On July 23, 2020, the Company filed a shelf registration statement with the SEC to sell up to $200 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement (file no. 333-240052) was declared effective by the SEC on July 31, 2020. As of the date of this report, no offerings have been completed under the Company’s 2020 Shelf Registration Statement. See Note 17 (Subsequent Events).

16.	Stock Compensation.
For the three and six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$351	$425	$690	$857
Selling, general and administrative	2,947	1,598	5,500	3,069

Total stock-based compensation	$3,298	$2,023	$6,190	$3,926

2
7

16.	Stock Compensation (continued).

Stock Options
As of June 30, 2023, there were outstanding stock options to purchase 12,220,073 shares of common stock, of which stock options to purchase 7,967,046 shares of common stock were exercisable.
During the three and six months ended June 30, 2023, the Company granted seven-year term options to purchase an aggregate of 704,500 and 1,045,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $2.6 million and $4.8 million, respectively, during the three and six months ended June 30, 2023.
During the three and six months ended June 30, 2022, the Company granted seven-year term options to purchase an aggregate of 33,000 and 443,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $1.6 million and $3.2 million, respectively, during the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2023, options to purchase 556,909 shares and 1,104,866 shares, respectively, of the Company’s common stock were exercised, with proceeds of $0.6 million and $1.9 million respectively, to the Company.
During the three and six months ended June 30, 2022, options to purchase 345,593 shares and 709,365 shares, respectively, of the Company’s common stock were exercised, with proceeds of $1.3 million and $2.4 million respectively, to the Company.
As of June 30, 2023, there was approximately $22.1 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.
Restricted Stock Units
There were no grants of restricted stock units to employees or directors during the three or six months ended June 30, 2023. There were no grants of restricted stock units to employees or directors during the three months ended June 30, 2022. The Company granted 474,500 restricted stock units during the six months ended June 30, 2022. During the three and six months ended June 30, 2023, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.7 million and $1.4 million, respectively. During the three and six months ended June 30, 2022, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.4 million and $0.7 million, respectively.
As of June 30, 2023, there was approximately $6.1 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.2 years.

17.	Subsequent Events.
In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for vamorolone, a potential treatment for patients suffering with Duchenne Muscular Dystrophy (DMD). The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities. Additionally, the Company

will hold North American rights for any future approved indications of vamorolone. Vamorolone is not currently approved for sale in the U.S. Vamorolone has received FDA Orphan Drug and Fast Track designations and has been granted a Prescription Drug User Fee Act (PDUFA) action date of October 26, 2023. The Company made an all-cash
initial payment of $75
 million at the closing of the acquisition to acquire the license. Simultaneously, the Company made a strategic equity investment into Santhera by acquiring
1,414,688
 of Santhera’s post reverse-split ordinary shares (representing approximately
11.26
% of Santhera’s outstanding ordinary shares following the transaction) at a
n
investment price of CHF

9.477
 per share (corresponding to a mutually agreed volume-weighted average price prior to signing), with the approximately $
15
 million USD in equity investment proceeds to be used by Santhera for Phase IV studies in DMD and further development of additional indications for vamorolone. The Company may also be obligated under certain circumstances to make milestone payments and to pay royalties to Santhera.
Given that the transaction recently closed, except as discussed below, the preliminary accounting is in process and is incomplete as of this filing date. However, based on the Company’s analysis to date, it expects that the initial payment to Santhera of $75 million in connection with the license will be expensed to R&D during the third quarter of 2023.
The Company’s
Chief Executive Officer has informed
the
 Board of Directors that he intends to retire as CEO by the end of 2023. The Company’s Board of Directors has hired a nationally recognized search firm to assist in a search to source a new CEO.
Subsequent to June 30, 2023, the Company paid $10 million to Jacobus Pharmaceutical Company, Inc. for the first anniversary payment due in connection with its July 2022 acquisition of RUZURGI
®
.
Subsequent to June 30, 2023, during July 2023 the 2020 Shelf Registration expired.

2
8

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the second quarter of fiscal 2023.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•

Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

OVERVIEW

We are a commercial-stage patient-centric biopharmaceutical company focused on in-licensing, developing and commercializing novel high-quality medicines for patients living with rare diseases and diseases that are difficult to treat. With exceptional patient focus, we are committed to developing a robust pipeline of cutting-edge, best-in-class medicines for treating rare and difficult to treat diseases. We are dedicated to making a meaningful impact on the lives of those suffering from rare and difficult to treat diseases, and we believe in putting patients first in everything we do.

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg. approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children ages six and up. Further, on January 24, 2023, we closed our acquisition of FYCOMPA® and are now also marketing that product in the United States. FYCOMPA® (perampanel) CIII is a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. Finally, on July 18, 2023, we closed our acquisition of an exclusive license for North America for vamorolone, a promising best-in-class dissociative anti-inflammatory steroid treatment for patients suffering from Duchenne Muscular Dystrophy (DMD). Vamorolone has received FDA Orphan Drug and Fast Track designations and has been granted a Prescription Drug User Fee Act (PDUFA) action date of October 26, 2023. Assuming regulatory approval on the PDUFA date, we expect to launch vamorolone in the first quarter of 2024, of which there can be no assurance.

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

On August 4, 2023, we submitted an sNDA to the FDA seeking an increase in the maximum indicated dose of FIRDAPSE® from 80 mg per day to 100 mg per day. There can be no assurance that the FDA will accept our filing and approve our request.

We are advised by our sub-licensee for FIRDAPSE® in Japan, DyDo Pharma, Inc. (DyDo), that based on a preliminary favorable analysis results of interim data after six months into the safety phase of its registration study to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS, DyDo intends to file an NDA with the PMDA in Japan seeking approval to commercialize the product in Japan by the end of 2023. There can be no assurance that any NDA filing made by DyDo will be approved.

FYCOMPA®

On December 17, 2022, we entered into an asset purchase agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® (perampanel) CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a box warning label.

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

On January 24, 2023 we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for a cash upfront payment of $160 million, plus $1.6 million for reimbursement of certain prepayments. We also may be obligated to pay Eisai an additional cash payment of $25 million if a patent extension for FYCOMPA® is approved by the U.S. Patent and Trademark Office (USPTO). Finally, we agreed to pay Eisai royalty payments after patent protection for FYCOMPA® expires, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market.

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

Initially, following the closing of the acquisition, we began marketing FYCOMPA® in the U.S. through Eisai’s U.S. subsidiary under the Transition Services Agreement as we built our FYCOMPA® marketing and sales team, and on May 1, 2023, we took over the marketing program for FYCOMPA®. In that regard, we have hired approximately 34 sales and marketing personnel to support FYCOMPA®, most of whom previously worked in Eisai’s U.S. sales division marketing FYCOMPA®. We also have hired seven medical science liaisons to help us educate the medical community who treat epilepsy and the patients who have epilepsy about their disease and the benefits of FYCOMPA®.

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

Patent protection for FYCOMPA® is primarily from two patents listed in the Orange Book. The first, U.S. Patent No. 6,949,571 (the ‘571 patent), will expire no earlier than May 23, 2025, which is the current expiration date for the ‘571 patent that includes the USPTO’s current patent term extension calculation. A request for reconsideration of the agency’s patent term extension calculation to extend the period until June 26, 2026 was recently denied, and the Company is currently exploring its options to potentially obtain that extension. The second FYCOMPA® patent in the Orange Book is U.S Patent No. 8,772,497 (the ‘497 patent) that expires on July 1, 2026. The ‘497 patent is the one that has been the subject of previous Paragraph IV certifications from three ANDA filers.

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

Vamorolone

On June 19, 2023, we entered into a License and Collaboration Agreement (License Agreement) and an Investment Agreement (Investment Agreement) with Santhera Pharmaceuticals Holding, Inc. (Santhera). Under the License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, vamorolone, a dissociated steroid currently under FDA review for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for vamorolone. Additionally, we have agreed to make milestone payments of $36 million upon approval of Santhera’s NDA for vamorolone for DMD. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to FDA approval and calendar year sales of vamorolone, as well as commercial royalties. In addition to the rights to commercialize the product in North America, the License Agreement provides us with the right of first negotiation for vamorolone in Europe and Japan should Santhera pursue partnership opportunities in those territories. Additionally, we will hold the North American rights to any future approved indications for vamorolone. Vamorolone has received FDA Orphan Drug and Fast Track designations and vamorolone for DMD has been granted a PDUFA action date by the FDA of October 26, 2023.

Concurrently with the closing of the License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s post-reverse split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume weighted average price prior to signing), with the approximately $15 million investment to be used by Santhera for Phase IV studies of vamorolone in DMD and future development of additional indications for vamorolone.

DMD is a rare inherited X-chromosome-linked disease, which almost exclusively affects males. DMD is characterized by muscle inflammation and damage which are present at birth or shortly thereafter. Inflammation leads to fibrosis of muscle and is clinically manifested by progressive muscle degeneration and weakness. Major milestones in the disease are the loss of ambulation, the loss of self-feeding, the start of assisted ventilation, and the development of cardiomyopathy. DMD reduces life expectancy to before the fourth decade due to respiratory and/or cardiac failure. Corticosteroids are the current standard of care for the treatment of DMD. DMD is the most common childhood onset form of muscular dystrophy and its prevalence is estimated to be 1 in every 3,500 live male births.

Vamorolone is an investigational drug candidate with a mode of action based on binding to the same receptor as glucocorticoids but modifying its downstream activity and as such, is considered a dissociative anti-inflammatory drug. This mechanism has shown the potential to ‘dissociate’ efficacy from steroid safety concerns and therefore vamorolone could emerge as an alternative to existing corticosteroids, the current standard of care in children and adolescent subjects with DMD. In the pivotal VISION-DMD study, vamorolone met the primary endpoint Time to Stand (TTSTAND) velocity versus placebo (p=0.002) at 24 weeks of treatment and showed a good safety and tolerability profile.

Assuming regulatory approval of vamorolone on the PDUFA date, we expect to launch vamorolone in the first quarter of 2024. We anticipate minimal sales and marketing personnel expansion to market vamorolone, with approximately 10 additional commercial team members required, due to the synergy of this product within our existing neuromuscular franchise. We also intend to incorporate vamorolone for DMD into our Catalyst Pathways® specialty pharmacy program to ensure that patients have access to full patient benefits.

We have established a joint steering committee with Santhera that will oversee the development of vamorolone for additional indications beyond DMD. We have also agreed under the License Agreement to purchase commercial supply of vamorolone from Santhera at agreed upon rates once the drug is approved.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare Neurology product portfolio with innovative therapies that address critical unmet medical needs and expanding the geographical footprint of our existing products. In that regard, we are currently exploring clinically differentiated and adequately de-risked opportunities, with a keen focus on products to treat rare neurological and epileptic diseases. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. We continue to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, no additional definitive agreements have been entered into to date, and there can be no assurance that these initiatives will be successful.

Capital Resources

At June 30, 2023, we had cash and cash equivalents of approximately $179 million. Subsequent to June 30, 2023, we paid (i) approximately $90 million to Santhera as part of the closing of the transactions described above, and (ii) $10 million to Jacobus Pharmaceutical Company, Inc. due in connection with our July 2022 acquisition of RUZURGI®. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months.

There can be no assurance that (i) we will continue to be successful in commercializing FIRDAPSE® and FYCOMPA®, (ii) vamorolone will be approved by the FDA for DMD or any other indication, (iii) if vamorolone is approved, we can successfully commercialize it, and (iv) we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

During the three and six months ended June 30, 2023, we generated revenues from product sales of FIRDAPSE® primarily in the U.S. and FYCOMPA® in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE® and FYCOMPA®. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched FIRDAPSE® in Canada. During the three and six months ended June 30, 2023, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.

For the three and six months ended June 30, 2023, we did not generate revenues under our collaborative agreement with Endo. We expect our revenues from the Endo collaborative agreement to fluctuate in future periods based on our collaborator’s ability to meet various regulatory milestones set forth in such agreement.

For the three and six months ended June 30, 2023, we generated $0.3 million and $0.5 million, respectively, in revenues from our collaborative agreement with DyDo. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.

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

Research and Development Expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts. Prior to January 2023, all of our research and development resources have been devoted to the development of FIRDAPSE®, CPP-109 (our version of vigabatrin), and formerly CPP-115, and until we acquire or license new products we currently expect that our future development costs will be attributable principally to the continued development of FIRDAPSE®, FYCOMPA® and vamorolone, now that we have acquired a license in North America for that product.

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

Results of Operations

Revenues.

For the three and six months ended June 30, 2023, we recognized $99.5 million and $184.8 million, respectively, in net revenue from product sales primarily in the U.S. compared to $53.0 million and $96.1 million, respectively, for the three and six months ended June 30, 2022. FIRDAPSE® sales were approximately $64.9 million and $122.4 million, respectively, for the three and six months ended June 30, 2023, and FYCOMPA® sales were approximately $34.6 million for the three months ended June 30, 2023 and $62.4 million for the period between January 24, 2023 (date of acquisition) and June 30, 2023. All net revenue from product sales during the three and six months ended June 30, 2022 were from sales of FIRDAPSE®.

The increases of approximately $46.4 million and $88.7 million in net product revenues when comparing the three and six months ended June 30, 2023 and 2022, respectively, was due to the acquisition of FYCOMPA®, and related product sales, and increases in FIRDAPSE® sales volumes of approximately 12% and 16%, respectively, (which included patients who were transferred to FIRDAPSE® in the first and second quarter of 2022 when RUZURGI® was removed from the market) and net price increases.

For the three and six months ended June 30, 2023, we also recognized $0.1 million and $0.2 million, respectively, in license and other revenue, as compared to $0.1 million during both the three and six months ended June 30, 2022.

Cost of Sales.

Cost of sales was approximately $12.0 million and $22.0 million for the three and six months ended June 30, 2023, compared to $7.6 million and $13.5 million for the three and six months ended June 30, 2022. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources -Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the first and second quarters of 2023 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. See Note 9 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $8.5 million and $15.0 million for the three and six months ended June 30, 2023. There was no amortization of intangible assets for the comparable periods in 2022. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years.

Research and Development Expenses.

Research and development expenses for the three months ended June 30, 2023 and 2022 were approximately $4.0 million and $4.0 million, respectively, and represented approximately 7% and 16% of total operating costs and expenses, respectively. Research and development expenses for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Change
	2023	2022	$	%
Research and development expenses	$3,603	$3,558	45	1.3
Employee stock-based compensation	351	425	(74)	(17.4)

Total research and development expenses	$3,954	$3,983	(29)	(0.7)

Research and development expenses for the six months ended June 30, 2023 and 2022 were approximately $7.5 million and $7.4 million, respectively, and represented approximately 7% and 15% of total operating costs and expenses, respectively. Research and development expenses for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six months ended June 30,		Change
	2023	2022	$	%
Research and development expenses	$6,826	$6,529	297	4.5
Employee stock-based compensation	690	857	(167)	(19.5)

Total research and development expenses	$7,516	$7,386	130	1.8

For FIRDAPSE®, research and development expenses remained relatively consistent for the three and six months ended June 30, 2023, when compared to the same periods in 2022. For the three and six months ended June 30, 2023 and 2022, research and development expenses included costs relating to closing out sites for both our MuSK-MG clinical trial and our previously operated expanded access program. During the 2023 period, research and development also included costs related to FYCOMPA®.

We expect that research and development expenses will continue to be substantial in 2023 and beyond as we execute on our strategic initiative and portfolio expansion efforts with a keen focus on products to treat rare neurological and epileptic diseases.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were approximately $28.4 million and $12.9 million, respectively, and represented approximately 54% and 53% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Change
	2023	2022	$	%
Selling	$18,312	$7,268	11,044	152.0
General and administrative	7,137	4,052	3,085	76.1
Employee stock-based compensation	2,947	1,598	1,349	84.4

Total selling, general and administrative expenses	$28,396	$12,918	15,478	119.8

Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were approximately $58.1 million and $29.3 million, respectively, and represented approximately 57% and 58% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six months ended June 30,		Change
	2023	2022	$	%
Selling	$36,076	$14,058	22,018	156.6
General and administrative	16,538	12,221	4,317	35.3
Employee stock-based compensation	5,500	3,069	2,431	79.2

Total selling, general and administrative expenses	$58,114	$29,348	28,766	98.0

For the three and six months ended June 30, 2023, selling, general and administrative expenses increased approximately $15.5 million and $28.8 million, respectively, compared to the same periods in 2022. The increase for the six months ended June 30, 2023 was primarily attributable to the direct fees payable under the transition services agreement associated with net product sales of FYCOMPA® of approximately $13.4 million, increases of approximately $5.0 million in selling (commercialization) expenses due to the acquisition of FYCOMPA®, which consist primarily of commercial systems implementation costs, hiring of the sales force and supporting personnel, to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $1.1 million, and an approximately $6.8 million increase in employee compensation and stock based compensation related to annual merit increases and the increase in headcount resulting from the acquisition of FYCOMPA®.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE®, continue our efforts to market FYCOMPA®, take steps to prepare for the potential commercial launch of vamorolone in 2024, if approved by the FDA, and take steps to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three and six months ended June 30, 2023 was $3.3 million and $6.2 million, respectively, and for the three and six months ended June 30, 2022 was $2.0 million and $3.9 million, respectively. In the first half of 2023 and 2022, grants were principally for stock options relating to year-end bonus awards and grants to new employees.

Other Income (Expense), Net.

We reported other income (expense), net in all periods, primarily relating to our investment of our cash and cash equivalents and investments of $1.8 million and $3.5 million for the three and six months ended June 30, 2023 and ($0.3) million and ($0.2) million for the same periods in 2022, respectively. The increase in other income, net for the three and six months ended June 30, 2023 of approximately $2.1 million and $3.7 million when compared to the same period in 2022, respectively, is primarily due to higher yields on investments as well as higher invested balances and a $0.6 million realized loss from the sale of available-for-sale securities during the three and six months ended June 30, 2022. Other income, net, consists primarily of interest and dividend income.

Income Taxes.

Our effective income tax rate was 21.5% and 23.7% for the six months ended June 30, 2023 and 2022, respectively. Differences in our effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, and offset by the orphan drug credit claimed. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher in future periods than it was in the first six months of 2023).

We had no uncertain tax positions as of June 30, 2023 and December 31, 2022.

Net Income.

Our net income was $37.8 million and $67.3 million, respectively, for the three and six months ended June 30, 2023 ($0.36 and $0.64, respectively, per basic share and $0.33 and $0.59, respectively, per diluted share) as compared to net income of $21.6 million and $34.9 million, respectively, for the three and six months ended June 30, 2022 ($0.21 and $0.34, respectively, per basic share and $0.20 and $0.32, respectively, per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple offerings of our securities, since January 2019, from revenues from product sales of FIRDAPSE®, and since January 2023, from revenues from product sales of FYCOMPA®. At June 30, 2023 we had cash and cash equivalents aggregating $178.8 million and working capital of $188.5 million. At December 31, 2022, we had cash and cash equivalents aggregating $298.4 million and working capital of $263.2 million. On January 24, 2023, we used approximately $162 million of our cash and cash equivalents to acquire the U.S. rights to FYCOMPA®. Subsequent to June 30, 2023, we paid (i) approximately $90 million to Santhera as part of the closing of the transactions described above, and (ii) $10 million to Jacobus Pharmaceutical Company, Inc. due in connection with our July 2022 acquisition of RUZURGI®. At June 30, 2023, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable or that we will be able to obtain any additional funding that we may require in the future.

In the future, we may require additional working capital to support our operations depending on our future success with FIRDAPSE® and FYCOMPA® sales, or the products we acquire and continue to develop and whether our results continue to be profitable and cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us if and when it is required.

In that regard, our future funding requirements will depend on many factors, including:

•	the cost of diligence in seeking potential acquisitions and of the completion of such acquisitions, if any future acquisitions occur;

•	future clinical trial results;

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the level of revenues that we report from sales of FIRDAPSE® and FYCOMPA®;

•	the effect of competition and market developments;

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.

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

On July 23, 2020, we filed a shelf registration statement with the SEC to sell up to $200 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the 2020 Shelf Registration Statement). The 2020 Shelf Registration Statement (file no. 333-240052) was declared effective by the SEC on July 31, 2020. No offerings were completed under the 2020 Shelf Registration Statement and during July 2023 the 2020 Shelf Registration expired.

Cash Flows.

Net cash provided by operating activities was $42.8 million and $34.7 million, respectively, for the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023, net cash provided by operating activities was primarily attributable to our net income of $67.3 million, a decrease of $0.2 million in inventory, an increase of $0.4 million in accounts payable and $21.6 million of non-cash expenses. This was partially offset by increases of $32.4 million in accounts receivable, net, $1.9 million in prepaid expenses and other current assets and decreases of $7.6 million in accrued expenses and other liabilities and $0.2 million in operating lease liability and $4.8 million in deferred taxes. The increase in accounts receivable, net, primarily relates to sales of FYCOMPA®, which has a longer cash collection cycle than FIRDAPSE®. During the six months ended June 30, 2022, net cash provided by operating activities was primarily attributable to our net income of $34.9 million, $2.7 million in deferred taxes and $4.8 million of non-cash expenses. This was partially offset by an increase of $3.0 million in accounts receivable, net and decreases of $0.5 million in accounts payable, $4.1 million in accrued expenses and other liabilities and $0.1 million in operating lease liability.

Net cash used in investing activities was $162.4 million for the six months ended June 30, 2023, consisting primarily of payment in connection with the FYCOMPA® asset acquisition. Net cash provided by investing activities for the six months ended June 30, 2022 was $9.3 million and consisted primarily of proceeds from the sale of available-for-sale securities.

Net cash used in financing activities during the six months ended June 30, 2023 was $0.1 million, consisting primarily of payment of liabilities arising from asset acquisition and payment of employee withholding tax related to stock-based compensation partially offset by proceeds from the exercise of stock options. Net cash used in financing activities during the six months ended June 30, 2022 was $4.5 million, consisting primarily of repurchases of common stock offset partially by proceeds from exercise of stock options.

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

For the three and six months ended June 30, 2023, we recognized an aggregate of approximately $9.2 million and $16.8 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

•

$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, an additional $10 million was paid during July 2023 on the first anniversary of closing and the balance of which will be paid on the second anniversary of closing;

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

For the three and six months ended June 30, 2023, we recognized an aggregate of approximately $0.9 million and $1.7 million, respectively, of royalties payable to Jacobus.

We have entered into the following contractual arrangements with respect to sales of FYCOMPA®:

•	Payments due under our asset purchase agreement for FYCOMPA®. In connection with our asset purchase agreement with Eisai Co., Ltd. (Eisai):

•

$160 million upfront cash payment plus $1.6 million for reimbursement of certain prepayments, which was paid upon closing. Eisai is also eligible to receive a contingent payment of $25 million if a certain patent related milestone is met;

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

•

Concurrently with the acquisition, the parties entered into two related agreements: (i) a short-term Transition Services Agreement for commercial and manufacturing services and (ii) a long-term Supply Agreement for the manufacturing of FYCOMPA®. Under the Transition Services Agreement, Eisai is providing certain commercial and manufacturing services to the Company for a transition period following the closing of the acquisition. Further, under the Supply Agreement, Eisai will manufacture FYCOMPA® for the Company for a period of seven years (or such longer period as is set forth in the Supply Agreement) following the closing of the acquisition.

We have entered into the following contractual arrangements with respect to vamorolone:

•	Payments due under our license agreement for vamorolone. In connection with our recent acquisition from Santhera Pharmaceuticals Holdings (Santhera):

•	$75 million initial cash payment on the closing of the acquisition.

•

Regulatory milestone payment of $36 million upon regulatory approval by the FDA in the U.S. of an NDA for the product for the treatment of DMD. Additional regulatory milestone payments upon regulatory approval by the FDA in the U.S. of an NDA for the product for the first, second, and third additional indications in the amount of $50 million, $45 million, and $45 million, respectively.

•

Sales-based milestone payments if the applicable amount of net sales of all products in the territory in a single calendar year reach one of more of the net sales threshold levels set forth in the license agreement.

•

Until January 1, 2026, we are obligated to purchase all of the requirements for product solely from Santhera, and Santhera is required to manufacture, supply, and sell product to us at an agreed upon supply price.

•

Simultaneously, we made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume-weighted average price prior to signing), with the approximately $15 million USD in equity investment proceeds to be used by Santhera for Phase IV studies in DMD and further development of additional indications for vamorolone.

We also have entered into the following contractual arrangements:

•

Employment agreements. We have entered into an employment agreement with our Chief Executive Officer that required us to make base salary payments of approximately $0.7 million in 2023. The agreement expires in November 2024. However, on July 25, 2023, our Chief Executive Officer announced his intention to retire by the end of 2023.

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

•	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of FIRDAPSE® and FYCOMPA® at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;

•	Whether new FIRDAPSE® patients and FYCOMPA® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE® and now market FYCOMPA® on a profitable and cash flow positive basis;

•	Whether we can successfully integrate the team that we have hired to market FYCOMPA® into our current business structure;

•	Whether the acquisition of FYCOMPA® will prove to be accretive to EBITDA and EPS in 2023;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our products at the price that we charge for our products;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of those third parties that distribute our products to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs for FIRDAPSE® and FYCOMPA®;

•	Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support LEMS patients;

•

The scope of our intellectual property and the outcome of any challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE® or FYCOMPA®;

•	Our ability to obtain a favorable resolution of our dispute with the U.S. Patent Office on the term extension for one of our patents listed in the Orange Book for FYCOMPA®;

•	Whether there will be a post-closing review by antitrust regulators of our previous acquisition transactions, and the outcome of any such reviews if they occur;

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

•	Whether Santhera’s NDA for vamorolone will be approved by the PDUFA date, or at all;

•	Whether, if Santhera’s NDA for vamorolone is approved, we will be able to successfully commercialize vamorolone in the territory;

•	Whether our commercialization of vamorolone, if the drug is approved, will prove accretive to earnings;

•	Whether we and Santhera can successfully develop additional indications for vamorolone and obtain the ability to commercialize the product for these additional indications;

•	The state of the economy generally and its impact on our business;

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

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE® and FYCOMPA®, the potential commercialization of vamorolone and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the three months ended June 30, 2023, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

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

On February 20, 2023, we received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to us later in February with a similar certification for the tablet formulation for FYCOMPA®, the fourth such certification for this formulation. Both of these letters were paragraph IV certifications of non-infringement, non-validity, and unenforceability to the ‘497 patent for FYCOMPA® but each application, like the previous Paragraph IV notices from ANDA filers, for FYCOMPA® tablets does not challenge the ‘571 patent. Similar to our actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30 month stay for each application.

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
the Securities Act (the
Share Repurchase Program
). The Share Repurchase Program commenced on March 22, 2021.
At present, we are not purchasing shares under our share repurchase program, but rather we are retaining cash for use in our business development activities.
The following table presents information regarding repurchases by us of our common stock under the Share Repurchase Program during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
April 1, 2023 – April 30, 2023	—	$—	—	$21,003
May 1, 2023 – May 31, 2023	—	$—	—	$21,003
June 1, 2023 – June 30, 2023	—	$—	—	$21,003

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the second quarter of 2023, none of our directors or executive officers adopted, modified, or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement”, as each term is defined in Rule 408(e) of Regulation
S-K.
On July 25, 2023, we reported that our Chief Executive Officer, Patrick J. McEnany, has advised our Board of Directors of his intention to retire from his position as CEO by the end of 2023. Mr. McEnany will continue to serve as CEO until his replacement is in place and, following his retirement as CEO, Mr. McEnany will continue to serve as non-Executive
Chairman of our Board of Directors. Our Board of Directors has retained a nationally recognized executive recruitment firm to initiate the search for Mr. McEnany’s replacement as CEO.

ITEM 6.	EXHIBITS

10.1	Amendment to Transition Services Agreement between Eisai Inc., a subsidiary of Eisai and the Company, dated as of July 31, 2023 (certain identified information has been excluded from the exhibit because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.
By:	/s/ Alicia Grande
Alicia Grande
Vice President, Treasurer and Chief Financial Officer

Date: August 9, 2023

45