Form 10-Q
period 2023-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2023-11-08
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
12b-2
of the Exchange Act).
    Yes  ☐    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 106,611,456 shares of common stock, $0.001 par value per share, were outstanding as of
November 6, 2023.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,971	$298,395
Accounts receivable, net	48,049	10,439
Inventory	9,035	6,805
Prepaid expenses and other current assets	13,962	5,167

Total current assets	192,017	320,806
Operating lease right-of-use asset	2,575	2,770
Property and equipment, net	1,186	847
License and acquired intangibles, net	167,108	32,471
Deferred tax assets, net	37,428	18,736
Investment in equity securities	12,897	—

Total assets	$413,211	$375,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,598	$3,975
Accrued expenses and other liabilities	53,208	53,613

Total current liabilities	57,806	57,588
Operating lease liability, net of current portion	3,282	3,557
Other non-current liabilities	3,575	14,064

Total liabilities	64,663	75,209
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 106,605,007 shares and 105,263,031 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	107	105
Additional paid-in capital	261,998	250,430
Retained earnings (accumulated deficit)	86,428	49,862
Accumulated other comprehensive income (loss) (Note 4)	15	24

Total stockholders’ equity	348,548	300,421

Total liabilities and stockholders’ equity	$413,211	$375,630

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$102,617	$57,173	$287,398	$153,255
License and other revenue	71	71	238	191

Total revenues	102,688	57,244	287,636	153,446

Operating costs and expenses:
Cost of sales (a)	14,167	9,665	36,158	23,198
Research and development	83,662	8,310	91,178	15,696
Selling, general and administrative (a)	33,560	13,649	91,674	42,997
Amortization of intangible assets	8,487	518	23,506	518

Total operating costs and expenses	139,876	32,142	242,516	82,409

Operating income (loss)	(37,188)	25,102	45,120	71,037
Other income (expense), net	(833)	905	2,684	674

Net income (loss) before income taxes	(38,021)	26,007	47,804	71,711
Income tax provision (benefit)	(7,257)	3,259	11,238	14,103

Net income (loss)	$(30,764)	$22,748	$36,566	$57,608

Net income (loss) per share:
Basic	$(0.29)	$0.22	$0.34	$0.56

Diluted	$(0.29)	$0.20	$0.32	$0.52

Weighted average shares outstanding:
Basic	106,568,137	103,318,572	106,133,077	102,967,280

Diluted	106,568,137	111,986,025	113,751,370	110,352,214

Net income (loss)	$(30,764)	$22,748	$36,566	$57,608
Other comprehensive income (loss) (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $1, ($52), $3 and ($59), respectively	(4)	162	(9)	180

Comprehensive income (loss)	$(30,768)	$22,910	$36,557	$57,788

(a)	exclusive of amortization of intangible assets
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and nine months ended September 30, 2023
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount

Balance at December 31, 2022	$—	105,263	$105	$250,430	$49,862	$24	$300,421
Issuance of stock options for services	—	—	—	2,177	—	—	2,177
Exercise of stock options for common stock	—	548	1	1,269	—	—	1,270
Amortization of restricted stock for services	—	—	—	715	—	—	715
Issuance of common stock upon vesting of restricted stock units, net	—	127	—	(477)	—	—	(477)
Other comprehensive gain (loss)	—	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	—	29,568	—	29,568

Balance at March 31, 2023	—	105,938	106	254,114	79,430	11	333,661
Issuance of stock options for services	—	—	—	2,576	—	—	2,576
Exercise of stock options for common stock	—	557	1	616	—	—	617
Amortization of restricted stock for services	—	—	—	722	—	—	722
Issuance of common stock upon vesting of restricted stock units, net	—	6	—	(52)	—	—	(52)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income (loss)	—	—	—	—	37,762	—	37,762

Balance at June 30, 2023	—	106,501	107	257,976	117,192	19	375,294
Issuance of stock options for services	—	—	—	2,955	—	—	2,955
Exercise of stock options for common stock	—	92	—	212	—	—	212
Amortization of restricted stock for services	—	—	—	855	—	—	855
Issuance of common stock upon vesting of restricted stock units, net	—	12	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	—	—	(4)	(4)
Net income (loss)	—	—	—	—	(30,764)	—	(30,764)

Balance at September 30, 2023	$—	106,605	$107	$261,998	$86,428	$15	$348,548

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and nine months ended September 30, 2022
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount

Balance at December 31, 2021	$—	102,993	$103	$233,186	$(26,310)	$(148)	$206,831
Issuance of stock options for services	—	—	—	1,623	—	—	1,623
Exercise of stock options for common stock	—	364	—	1,102	—	—	1,102
Amortization of restricted stock for services	—	—	—	280	—	—	280
Repurchase of common stock	—	(400)	—	—	(2,551)	—	(2,551)
Other comprehensive gain (loss)	—	—	—	—	—	(305)	(305)
Net income (loss)	—	—	—	—	13,241	—	13,241

Balance at March 31, 2022	—	102,957	103	236,191	(15,620)	(453)	220,221
Issuance of stock options for services	—	—	—	1,594	—	—	1,594
Exercise of stock options for common stock	—	345	—	1,282	—	—	1,282
Amortization of restricted stock for services	—	—	—	429	—	—	429
Repurchase of common stock	—	(600)	—	—	(4,356)	—	(4,356)
Issuance of common stock upon vesting of restricted stock units, net	—	7	—	(20)	—	—	(20)
Other comprehensive gain (loss)	—	—	—	—	—	323	323
Net income (loss)	—	—	—	—	21,619	—	21,619

Balance at June 30, 2022	—	102,709	103	239,476	1,643	(130)	241,092
Issuance of stock options for services	—	—	—	1,621	—	—	1,621
Exercise of stock options for common stock	—	1,356	1	3,983	—	—	3,984
Amortization of restricted stock for services	—	—	—	434	—	—	434
Other comprehensive gain (loss)	—	—	—	—	—	162	162
Net income (loss)	—	—	—	—	22,748	—	22,748

Balance at September 30, 2022	$—	104,065	$104	$245,514	$24,391	$32	$270,041

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022

Operating Activities:
Net income (loss)	$36,566	$57,608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	232	106
Stock-based compensation	10,000	5,981
Amortization of intangible assets	23,506	518
Deferred taxes	(18,701)	3,652
Accretion of discount	1,146	17
Reduction in the carrying amount of right-of-use asset	195	184
Realized loss on sale of available-for-sale securities	—	762
Acquired research and development inventory expensed from asset acquisition	—	4,130
Acquired inventory samples expensed from asset acquisition	130	—
Acquired in-process research and development	79,288	—
Change in fair value of equity securities	568	—
(Increase) decrease in:
Accounts receivable, net	(37,610)	(2,718)
Inventory	1,870	738
Prepaid expenses and other current assets	(7,219)	575
Increase (decrease) in:
Accounts payable	623	(239)
Accrued expenses and other liabilities	(2,390)	4,885
Operating lease liability	(252)	(229)

Net cash provided by (used in) operating activities	87,952	75,970

Investing Activities:
Purchases of property and equipment	(138)	(29)
Payments in connection with asset acquisitions	(162,293)	(10,000)
Proceeds from sale of available-for-sale securities	—	19,238
Acquisition of in-process research and development	(79,288)	—
Purchase of equity securities	(13,465)	—

Net cash provided by (used in) investing activities	(255,184)	9,209

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(529)	(20)
Proceeds from exercise of stock options	2,099	6,368
Repurchase of common stock	—	(6,907)
Payment of liabilities arising from asset acquisition	(11,762)	—

Net cash provided by (used in) financing activities	(10,192)	(559)

Net increase (decrease) in cash and cash equivalents	(177,424)	84,620
Cash and cash equivalents – beginning of period	298,395	171,445

Cash and cash equivalents – end of period	$120,971	$256,065

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$41,663	$6,344
Cash paid for interest	$650	$—
Non-cash investing and financing activities:
Liabilities arising from asset acquisition	$1,915	$27,699
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage biopharmaceutical company focused on in-licensing,
developing, and commercializing novel high-quality medicines for patients living with rare diseases and diseases that are difficult to treat. With exceptional patient focus, the Company is committed to developing and commercializing innovative first-in-class
medicines that address rare neurological and epileptic diseases.
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
®
in the United States.
In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for vamorolone, a potential treatment for patients suffering with Duchenne muscular dystrophy (DMD). The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities. Additionally, the Company will hold North American rights for any future approved indications of vamorolone. Vamorolone has previously received FDA Orphan Drug and Fast Track designations. Subsequent to quarter end, on October 26, 2023, AGAMREE
®
(vamorolone) was approved by the FDA for commercialization in the U.S. See Note 17 (Subsequent Events).
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
filed by the Company with the SEC. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future period or for the full 2023 fiscal year.

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

e.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At September 30, 2023 and December 31, 2022, investments consisted of U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The U.S. Treasuries held at September 30, 2023 and December 31, 2022 are classified as available-for-sale
securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets.
There are no short-term investments as of September 30, 2023 and
December 31, 2022.
The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (in stockholders’ equity). Realized gains and losses are included in other income, net in the consolidated statements of operations and comprehensive income (loss), and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations and comprehensive income (loss). The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale
debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income (loss). The Company has not recorded an allowance for credit loss on its available-for-sale
securities. See Note 3 (Investments).
The Company has made a strategic
non-current
investment in Santhera. See Note 13 (Agreements). The Company records these types of investments as equity method investments or as equity securities based on the percentage of ownership and whether the Company has a significant influence over the operations of the investee. For investments classified as equity securities, the Company records changes in fair value as other income (expense), net in the consolidated statements of operations and comprehensive income (loss) based on the closing price per share at the end of each reporting period, unless the equity security does not have a readily determinable fair value. Investments that are considered equity securities as of September 30, 2023 are carried at fair value. There were no investments in equity securities as of December 31, 2022.

2.	Basis of Presentation and Significant Accounting Policies (continued).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. At September 30, 2023 and December 31, 2022, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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
Refer to Note 13 (Agreements) for further discussion on the Company’s acquisitions of the U.S. rights to FYCOMPA
®
from Eisai Co., Ltd, and on the exclusive license for North America acquired from Santhera for vamorolone, both of which the Company accounted for as asset acquisitions under ASC
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

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At September 30, 2023 and December 31, 2022, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,606	$15,606	$—	$—

U.S. Treasuries	$85,666	$85,666	$—	$—

Investment in equity securities:
Equity securities	$12,897	$12,897	$—	$—

	Balances as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$168,853	$168,853	$—	$—

U.S. Treasuries	$105,442	$105,442	$—	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2023 and 2022.
During the three and nine months ended September 30, 2023 and 2022, substantially all of the Company’s product revenues were from sales to customers in the United States.
The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
FIRDAPSE ®	$66,224	$57,173	$188,648	$153,255
FYCOMPA ®	36,393	—	98,750	—

Total product revenue, net	$102,617	$57,173	$287,398	$153,255

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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2023 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2023 and 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts, Allowances and Wholesaler Fees:
The Company provides its Customer and its FYCOMPA
®
customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer. To the extent the services received are distinct from the sale of FIRDAPSE
®
to its Customer and the sale of FYCOMPA
®
to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). However, if the Company has determined such services received are not distinct from the Company’s sale of products to the Customer or to its FYCOMPA
®
customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income (loss) through September 30, 2023 and 2022, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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
Refer to Note 11 (Collaborative and Licensing Arrangements), for further discussion on the C om
pany’s collaborative and licensing arrangements.

q.
RESEARCH AND DEVELOPMENT.
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform research related services for the Company.

r.
ADVERTISING EXPENSE.
Advertising costs are expensed as incurred. The company incurred approximately $1.7 million and $5.4 million in advertising costs during the three and nine months ended September 30, 2023, respectively, and approximately $1.0 million and $2.5 million during the three and nine months ended September 30, 2022, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss).

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
As of September 30, 2023, the Company had two products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE
®
. The Company expects FIRDAPSE
®
and the recently acquired product FYCOMPA
®
to constitute virtually all of the Company’s product revenue through the end of 2023.
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

Royalties incurred in connection with the Company’s license agreement for RUZURGI
®
, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized for any royalties in excess of the minimum annual royalty payment from July 11, 2022 (the Effective Date) through 2025. The minimum royalty payment that exists annually for calendar years from the Effective Date through 2025 of
$3 million are included in the purchase price of the agreement.

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

w.
COMPREHENSIVE INCOME (LOSS).
U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	106,568,137	103,318,572	106,133,077	102,967,280
Effect of dilutive securities	—	8,667,453	7,618,293	7,384,934

Diluted weighted average common shares outstanding	106,568,137	111,986,025	113,751,370	110,352,214

For the three months ended September 30, 2023, approximately
12.1
 million shares of outstanding common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because a net loss was reported and therefore their effect was anti-dilutive. Potentially dilutive options to purchase common stock for the three months ending September 30, 2023, had exercise prices ranging from $1.13 to $19.02. Outstanding common stock equivalents totaling approximately 2.0 million were excluded from the calculation of diluted net income (loss) per common share for the nine months ended September 30, 2023, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2022, approximately 12 thousand and 1.7 million shares, respectively, of common stock were excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.

y.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.

z.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

aa.	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the three and nine months ended September 30, 2023.

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At September 30, 2023:
U.S. Treasuries—Cash equivalents	$85,666	$20	$—	$85,646

Total	$85,666	$20	$—	$85,646

At December 31, 2022:
U.S. Treasuries—Cash equivalents	$105,442	$32	$—	$105,410

Total	$105,442	$32	$—	$105,410

There were no realized gains or losses from
available-for-sale
securities during the three and nine months ended September 30, 2023. There were realized losses from sale of available-for-sale
securities of $129 thousand and $762 thousand, respectively, during the three and nine months ended September 30, 2022.
The estimated fair values of
available-for-sale
securities at September 30, 2023, by contractual maturity, are summarized as follows (in thousands):

September 30, 2023

Due in one year or less	$85,666

Net gains and losses on equity securities were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Equity securities:
Net gains (losses) recognized during the period on equity securities	$(568)	$—	$(568)	$—

Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$(568)	$—	$(568)	$—

There were no sales of equity securities during the three and nine months ended September 30, 2023 and 2022. Unrealized net gains (losses) recognized during the periods on equity securities are included in other income (expense), net in the consolidated statements of operations.

4.	Accumulated Other Comprehensive Income (Loss).
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale
securities (in thousands), the Company’s only component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.
There were no reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2023. The amount reclassified out of accumulated other comprehensive income (loss), net of tax and into net income (loss) during the three and nine months ended September 30, 2022, was solely due to a realized loss from sale of available-for-sale
securities.

Total Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2023	$19

Other comprehensive loss before reclassifications	(4)
Amount reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive gain (loss)	(4)

Balance at September 30, 2023	$15

Balance at December 31, 2022	$24

Other comprehensive loss before reclassifications	(9)
Amount reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive gain (loss)	(9)

Balance at September 30, 2023	$15

Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(130)

Other comprehensive loss before reclassifications	33
Amount reclassified from accumulated other comprehensive income (loss)	129

Net current period other comprehensive gain (loss)	162

Balance at September 30, 2022	$32

Balance at December 31, 2021	$(148)

Other comprehensive loss before reclassifications	(582)
Amount reclassified from accumulated other comprehensive income (loss)	762

Net current period other comprehensive gain (loss)	180

Balance at September 30, 2022	$32

5.	Inventory.
Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$286	$—
Work-in-process	4,701	5,543
Finished goods	4,048	1,262

Total inventory	$9,035	$6,805

6.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid manufacturing costs	$2,010	$1,147
Prepaid tax	3,767	44
Prepaid insurance	307	1,224
Prepaid subscriptions fees	1,157	808
Prepaid research fees	246	178
Prepaid commercialization expenses	4,401	592
Due from collaborative and licensing arrangements	146	354
Prepaid conference and travel expenses	1,021	234
Prepaid co-pay assistance program	701	97
Other	206	489

Total prepaid expenses and other current assets	$13,962	$5,167

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
The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$108	$108	$323	$324
Supplemental cash flow information related to lease was as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$379	$368
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$67	$67
Supplemental balance sheet information related to lease was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$2,575	$2,770

Other current liabilities	$361	$337
Operating lease liabilities, net of current portion	3,282	3,557

Total operating lease liabilities	$3,643	$3,894

As of September 30, 2023 and December 31, 2022, the weighted average remaining lease term was 7.6 years and 8.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of September 30, 2023 and December 31, 2022.
Remaining payments of lease liabilities as of September 30, 2023 were as follows (in thousands):

2023 (remaining three months)	$127
2024	522
2025	537
2026	553
2027	570
Thereafter	2,027

Total lease payments	4,336
Less: imputed interest	(693)

Total	$3,643

Rent expense was approximately $0.1 million and $0.3 million for both the three and nine months ended September 30, 2023 and 2022, respectively.

8.	Property and Equipment, Net.
Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment	$51	$51
Furniture and equipment	361	222
Leasehold improvements	980	980
Software	433	—
Less: Accumulated depreciation	(639)	(406)

Total property and equipment, net	$1,186	$847

9.	License and Acquired Intangibles, Net.
The following table presents the Company’s intangible assets at September 30, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$2,838	$30,731
License and acquired intangibles for FYCOMPA ®	158,143	21,766	136,377

Total	$191,712	$24,604	$167,108

The following table presents the Company’s intangible assets at December 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$1,098	$32,471

Total	$33,569	$1,098	$32,471

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The useful lives for RUZURGI
®
and FYCOMPA
®
are approximately 14.5 years and 5 years, respectively.
The Company recorded approximately $0.6 million and $1.8 million in amortization expense related to the licensed and acquired intangibles for RUZURGI
®
during the three and nine months ended September 30, 2023, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company recorded approximately $7.9 million and $21.8 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA
®
during the three and nine months ended September 30, 2023, within cost of sales in the consolidated statement of operations and comprehensive income (loss).
The Company
recorded approximately $0.5 million in amortization expense related to the licensed and acquired intangibles for RUZURGI
®
during the three and nine months ended September 30, 2022, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Amortization of both the FYCOMPA
®
and RUZURGI
®
intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income (loss).
The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2023 (remaining three months)	$8,487
2024	33,949
2025	33,949
2026	33,949
2027	33,949
Thereafter	22,825

Total	$167,108

At September 30, 2023 and December 31, 2022, the weighted average amortization period remaining for intangible assets was 6.0 years and 14.0 years, respectively.

9.	License and Acquired Intangibles, Net (continued).

If
all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss. There were no impairment charges re
cognized on definite-lived intangibles for the three and nine months ended September 30, 2023 or 2022.

10.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued preclinical and clinical trial expenses	$441	$479
Accrued professional fees	5,328	1,619
Accrued compensation and benefits	5,272	5,132
Accrued license fees	19,072	20,444
Accrued purchases	84	154
Operating lease liability	361	337
Accrued variable consideration	8,452	3,381
Accrued income tax	912	8,702
Due to licensor	12,055	13,127
Accrued interest payable	857	—
Other	374	238

Current accrued expenses and other liabilities	53,208	53,613

Lease liability – non-current	3,282	3,557
Due to licensor – non-current	3,144	14,064
Other – non-current	431	—

Non-current accrued expenses and other liabilities	6,857	17,621

Total accrued expenses and other liabilities	$60,065	$71,234

11.	Collaborative and Licensing Arrangements.
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
The collaborative agreement provides for a $2.0 million milestone payment on the commercial launch of the product by Endo/Par. As of September 30, 2023 and 2022, no milestone payments have been earned.

See Note 17 (Subsequent Events).
There were no revenues from this collaborative arrangement for the three and nine months ended September 30, 2023 or 2022. There were no expenses incurred, net, in connection with the collaborative arrangement for the three and nine months ended September 30, 2023 or 2022.

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
Revenues
from the arrangement with KYE for the three and nine months ended September 30, 2023 and 2022 were no
t
material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
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
There
were $0 and $0.5 million in revenue from the arrangement with DyDo for the three and nine months ended September 30, 2023, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income (loss). There were revenues of $0 and $0.5 million from the arrangement with DyDo for the three and nine months ended September 30, 2022, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, no milestone payments have been earned.

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
In connection with the settlement with Jacobus, the Company agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022
, $10 million was paid on the first anniversary of closing

and the
remaining $10 million
will be paid on the second anniversary of closing;

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

The Company recently received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, which the Company is currently reviewing.
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

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for FIRDAPSE
®
. Under the amendment, the Company has expanded its commercial territory for FIRDAPSE
®
, which originally was comprised of North America, to include Japan. Additionally, the Company’s commercial territory will be expanded under the license agreement to include most of Asia, as well as Central and South America, upon the acceptance by the MHLW of a Japan MAA for FIRDAPSE
®
for LEMS. Under the amendment, the Company will pay royalties to our licensor on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.
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
up-front
payment on the Effective Date and
also paid
an additional $10 million on the first annual anniversary of the Effective Date (July 11, 2023), another $10 million will be paid
on the second annual anniversary of the Effective Date (July 11, 2024) and tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s products in the United States that range from 1.25% to 2.5% based on whether there is a competing product or generic version of FIRDAPSE
®
being marketed or sold in the United States.
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
®
.
Additionally, the Company also purchased from Jacobus approximately $4.1 million of RUZURGI
®
inventory previously manufactured by Jacobus, which were recorded as an expense in research and development expenses in the consolidated statement of operations and comprehensive income (loss) for the third quarter of 2022.
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

13.	Agreements (continued).

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
®
. As the Transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will
 recognize the royalty payments in cost of sales as revenue from product sales is recognized.
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
(ii)	As of September 30, 2023 the full $5.9 million has been paid in cash
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
The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

Inventory	$4,100
Prepaid expenses and other current assets (samples)	130
Prepaid commercialization expenses	1,576
Property and equipment, net	433
License and acquired intangibles for FYCOMPA ®	158,143
Accrued preclinical and clinical trial expenses	(174)

Total purchase consideration	$164,208

The straight-line method is used to amortize the license and acquired intangibles, as disclosed in Note 9 (License and Acquired Intangibles, Net).

13.	Agreements (continued).

d.	LICENSE AGREEMENT FOR VAMOROLONE.
In July 2023, the Company completed its acquisition from Santhera of an exclusive license for North America for vamorolone, a potential treatment for patients suffering with DMD. The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities. Additionally, the Company will hold North American rights for any future approved indications of vamorolone. As of September 30, 2023, vamorolone was not approved for sale in the U.S. but had received FDA Orphan Drug and Fast Track designations and had been granted a Prescription Drug User Fee Act (PDUFA) action date of October 26, 2023. The Company made an all-cash
initial payment
of $75 million
at the closing of the acquisition to acquire the license. See Note 17 (Subsequent Events).
Simultaneously
, the
Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction
), which are traded on the SIX Swiss Exchange,
at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume-weighted average price prior to signing), with the funds invested into Santhera
t
o
be used by Santhera for Phase IV studies in DMD and further development of additional indications for vamorolone. The Company may also be obligated under certain circumstances to make milestone payments and to pay royalties to Santhera.
The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of vamorolone and the strategic equity investment (in thousands):

Initial cash payment	$75,000
Investment in Santhera	13,465
Transaction costs	6,513

Total purchase consideration	$94,978

The transaction has been accounted for as an asset acquisition in accordance with ASC
805-50.
The Company accounted for the transaction as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in a single asset, the rights to develop, commercialize and manufacture vamorolone. The vamorolone rights consist of certain licenses and regulatory approvals and are considered a single asset as they are inextricably linked. ASC
805-10-55-5A
includes a screen test, which provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business. Additionally, the Company did not acquire a substantive process. ASC 805 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-financial
assets based on relative fair values.
The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

License and acquired intangibles for vamorolone (IPR&D)	$81,513
Investment in Santhera (i)	13,465

Total purchase consideration	$94,978

(i)
The fair value of the investment in Santhera was determined based on the closing market price (CHF 8.25) of Santhera shares and the exchange rate (1.1537) of CHF to USD on the date the shares were transferred, July 19, 2023.

In accordance with FASB ASC
730-10-25,
as vamorolone has not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D asset acquired (which includes all transaction costs related to the transaction
s
with Santhera) was immediately expensed to research and development. Milestone payments made, if any, will either be expensed as research and development or capitalized as a developed asset based on the when regulatory approval is obtained. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize all sales-based milestone and royalty payments in cost of sales as revenue from product sales is recognized. See Note 17 (Subsequent Events).

13.	Agreements (continued).

The strategic equity investment in Santhera is accounted for as an investment in equity securities, and is recognized as a non-current
asset, as the Company does not intend on selling the shares within 12 months. Since Santhera shares have a readily determinable fair value, the investment will be measured quarterly at fair value with changes reported in earnings in other income (expense), net in the accompanying consolidated statement of operations and comprehensive income (loss).

e.
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
The Company’s effective income tax rate was 23.5% and 19.7% for the nine months ended September 30, 2023 and 2022, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions.
The Company had no uncertain tax positions as of September 30, 2023 and December 31, 2022.

15.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at September 30, 2023 and December 31, 2022. No shares of preferred stock were outstanding at September 30, 2023 and December 31, 2022.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At September 30, 2023 and December 31, 2022, 106,605,007 and 105,263,031 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021. During the three and nine months ended September 30, 2023, no shares were repurchased. During the three months ended September 30, 2022, no shares were repurchased. During the nine months ended September 30, 2022, 1.0 million shares were repurchased for an aggregate purchase price of approximately $6.9 million ($6.91 average price per share).
2023 Shelf Registration Statement
On September 8, 2023, the Company filed a shelf registration statement with the SEC to sell up to $500 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the “2023 Shelf Registration Statement”). The 2023 Shelf Registration Statement (file no.
333-274427)
became effective upon filing. As of the date of this report, no offerings have been completed under the Company’s 2023 Shelf Registration Statement.

16.	Stock Compensation.
For the three and nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Research and development	$372	$450	$1,062	$1,307
Selling, general and administrative	3,438	1,605	8,938	4,674

Total stock-based compensation	$3,810	$2,055	$10,000	$5,981

Stock Options
As of September 30, 2023, there were outstanding stock options to purchase 12,145,818 shares of common stock, of which stock options to purchase 8,054,466 shares of common stock were exercisable.
During the three and nine months ended September 30, 2023, the Company granted seven-year term options to purchase an aggregate of 41,000 and 1,086,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $2.9 million and $7.7 million, respectively, during the three and nine months ended September 30, 2023.
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
During the three and nine months ended September 30, 2023, options to purchase 91,748 shares and 1,196,614 shares, respectively, of the Company’s common stock were exercised, with proceeds of $0.2 million and $2.1 million respectively, to the Company.
During the three and nine months ended September 30, 2022, options to purchase 1,355,335 shares and 2,064,700 shares, respectively, of the Company’s common stock were exercised, with proceeds of $4.0 million and $6.4 million respectively, to the Company.
As of September 30, 2023, there was approximately $19.3 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.2 years.
Restricted Stock Units
There were no grants of restricted stock units to employees or directors during the three or nine months ended September 30, 2023. There were no grants of restricted stock units to employees or directors during the three months ended September 30, 2022. The Company granted 474,500 restricted stock units during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.9 million and $2.3 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $0.4 million and $1.1 million, respectively.
As of September 30, 2023, there was approximately $5.3 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.0 years.

17.	Subsequent Events.
On October 13, 2023, the U.S. FDA accepted for review the Company’s supplemental New Drug Application to increase the indicated maximum daily dosage of FIRDAPSE
®
 (amifampridine) Tablets 10 mg from 80 mg to 100 mg. The FDA has assigned a Prescription Drug User Fee Act action date of June 4, 2024 to this sNDA.
On October 19, 2023, the Company announced the appointment of Richard J. Daly, as its Chief Executive Officer, to become effective on January 1, 2024. The Company’s current CEO, Patrick J. McEnany, who advised the Company on July 25, 2023 of his intent to retire as CEO at the end of the year, will continue to serve as the Company’s CEO until December 31, 2023 and, following his retirement as the Company’s CEO, will continue to serve on the Company’s Board of Directors as the non-executive
Chairman of the Board. Mr. Daly, who has been a member of the Company’s Board since February 2015, will remain a member of the Board following his becoming CEO of the Company.
On October 26, 2023, the Company reported that Santhera had obtained FDA approval for AGAMREE
®
 (vamorolone) oral suspension 40 mg/mL for use in treating DMD in patients aged two years and older. In July 2023, the Company secured the exclusive North American license and commercial rights for AGAMREE
®
from Santhera for DMD and other potential indications. As part of that transaction, Santhera will promptly transfer the approved New Drug Application for AGAMREE
®
to the Company.
Subsequent to quarter end, during October 2023, Endo informed the Company that it is discontinuing work on the Collaboration for development and commercialization of vigabatrin and that it wished to terminate the arrangement. As the Company proceeds with the termination process, the Company does not expect the end of the collaboration to have a material impact on the Company’s consolidated financial statements.

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter of fiscal 2023.

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

•

Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022.

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

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg. approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children ages six and up. Further, on January 24, 2023, we closed our acquisition of FYCOMPA® and are now also marketing that product in the United States. FYCOMPA® (perampanel) CIII is a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. Finally, on July 18, 2023, we closed our acquisition of an exclusive license for North America for vamorolone, a novel corticosteroid treatment for patients suffering from Duchenne muscular dystrophy (DMD). On October 26, 2023, the FDA approved AGAMREE® (vamorolone) oral suspension 40 mg/ml for the treatment of DMD. We are currently planning the commercial launch of AGAMREE® in the United States during the first quarter of 2024.

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

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising us that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each alleged that our six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. We also very recently received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, which we are currently reviewing.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patent estate will protect FIRDAPSE® from generic competition for the life of our patents.

On August 4, 2023, we submitted an sNDA to the FDA seeking an increase in the maximum indicated dose of FIRDAPSE® from 80 mg per day to 100 mg per day. On October 13, 2023, we announced that the FDA had accepted our sNDA for review and assigned a Prescription Drug User Fee Act (PDUFA) action date of June 4, 2024. There can be no assurance that the FDA will approve our sNDA.

We are advised by our sub-licensee for FIRDAPSE® in Japan, DyDo Pharma, Inc. (DyDo), that based on a preliminary favorable analysis results of interim data after six months into the safety phase of its registration study to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS, DyDo intends to file a Japan NDA with the MHLW in Japan seeking approval to commercialize the product in Japan by the end of 2023. There can be no assurance that any NDA filing made by DyDo will be approved.

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

On January 24, 2023 we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for a cash upfront payment of $160 million, plus $1.6 million for reimbursement of certain prepayments. Further, under certain circumstances, we may also be obligated to pay Eisai an additional cash payment of $25 million if a patent extension for FYCOMPA® until June 8, 2026 is approved by the U.S. Patent and Trademark Office (USPTO). Finally, we agreed to pay Eisai royalty payments after patent protection for FYCOMPA® expires, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market.

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

Patent protection for FYCOMPA® is primarily from two patents listed in the Orange Book. The first, U.S. Patent No. 6,949,571 (the ‘571 patent), will expire no earlier than May 23, 2025, which is the current expiration date for the ‘571 patent that includes the USPTO’s current patent term extension calculation. A request for reconsideration of the agency’s patent term extension calculation to extend the period until June 8, 2026 was recently denied, and the Company is currently exploring its options to potentially obtain an extension of this patent term (and there can be no assurance that any extension of this patent term will be obtained). The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent) that expires on July 1, 2026. The ‘497 patent is the one that has been the subject of previous Paragraph IV certifications from three ANDA filers.

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

AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (License Agreement) and an Investment Agreement (Investment Agreement) with Santhera Pharmaceuticals Holding, Inc. (Santhera). Under the License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE® (vamorolone), a novel corticosteroid for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, following approval of the NDA for the drug, on October 26, 2023, we became obligated to make milestone payments of $36 million to Santhera, $26 million of which will be used by Santhera to make milestone payments to third parties. This payment will be made in the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties. In addition to the rights to commercialize the product in North America, the License Agreement provides us with the right of first negotiation for AGAMREE® in Europe and Japan should Santhera pursue partnership opportunities in those territories. Additionally, we will hold the North American rights to any future approved indications for AGAMREE®.

Concurrently with the closing of the License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s post-reverse split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume weighted average price prior to signing), with the approximately $15 million investment to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®.

DMD, the most common form of muscular dystrophy, is a rare and life-threatening neuromuscular disorder characterized by progressive muscle dysfunction, ultimately leading to loss of ambulation, respiratory failure, and fatality. Current standard treatment for DMD involves corticosteroids, which often come with significant side effects. It is estimated that between 11,000 and 13,000 patients in the U.S. are affected by DMD, with approximately 70% of patients currently receiving concomitant corticosteroid treatment.

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity and, as such, is considered a novel corticosteroid with dissociative properties in maintaining efficacy, with a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In the pivotal VISION-DMD study, vamorolone met the primary endpoint Time to Stand (TTSTAND) velocity versus placebo (p=0.002) at 24 weeks of treatment and showed a good safety and tolerability profile. The most commonly reported adverse events versus placebo from the VISION-DMD study were cushingoid features, vomiting, and vitamin D deficiency. Adverse events were generally of mild to moderate severity.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged 4 and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. As part of the previously described transaction, Santhera is in the process of transferring the approved New Drug Application to us.

We currently expect to launch AGAMREE® in the U.S. during the first quarter of 2024. We anticipate minimal sales and marketing personnel expansion to market AGAMREE®, with approximately 10 additional commercial team members required, due to the synergy of this product within our existing neuromuscular franchise. We will support the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients.

We have established a joint steering committee with Santhera that will oversee the development of AGAMREE® for additional indications beyond DMD. Under our License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon rates.

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

Capital Resources

At September 30, 2023, we had cash and cash equivalents of approximately $121.0 million. Subsequent to the end of the quarter and filing of this report, we became obligated to make a payment of $36 million to Santhera as a result of the FDA’s approval of the NDA for AGAMREE®, which we will pay during the fourth quarter of 2023. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months.

There can be no assurance that (i) we will continue to be successful in commercializing FIRDAPSE® and FYCOMPA®, (ii) we will be able to successfully commercialize AGAMREE®, or (iii) we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms. See “Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

During the three and nine months ended September 30, 2023, we generated revenues from product sales of FIRDAPSE® primarily in the U.S. and FYCOMPA® in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE® and FYCOMPA®. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, we had launched FIRDAPSE® in Canada. During the three and nine months ended September 30, 2023, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.

For the three and nine months ended September 30, 2023, we did not generate revenues under our collaborative agreement with Endo. We do not expect to generate revenue in future periods as a result of Endo informing us subsequent to quarter end that they are discontinuing work on the collaboration for development and commercialization of vigabatrin and that they wish to terminate the arrangement.

For the three and nine months ended September 30, 2023, we generated $0 and $0.5 million, respectively, in revenues from our collaborative agreement with DyDo. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.

Cost of Sales.

Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of our products. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs and manufacturing variances.

Research and Development Expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include acquired IPR&D, preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts. Prior to January 2023, all of our research and development resources have been devoted to the development of FIRDAPSE®, CPP-109 (our version of vigabatrin), and formerly CPP-115, and until we acquire or license new products we currently expect that our future development costs will be attributable principally to the continued development of FIRDAPSE®, FYCOMPA® and AGAMREE®.

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

Selling, General and Administrative Expenses.

During 2019, we actively committed funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales program for FIRDAPSE®. We are also now incurring substantial commercialization expenses for FYCOMPA® and we anticipate incurring substantial commercialization expenses for AGAMREE® as we prepare for the planned launch of AGAMREE® during the first quarter of 2024.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal including litigation cost, information technology, accounting, and consulting services.

Amortization of Intangible Assets.

Amortization of intangible assets consists of the amortization of the FYCOMPA® product rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® product rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years. We expect to capitalize the $36 million of milestone payments to be paid to Santhera during the fourth quarter of 2023 and amortize over the product’s estimated useful life of 10.5 years.

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

Results of Operations

Revenues.

For the three and nine months ended September 30, 2023, we recognized $102.6 million and $287.4 million, respectively, in net revenue from product sales primarily in the U.S. compared to $57.2 million and $153.3 million, respectively, for the three and nine months ended September 30, 2022. FIRDAPSE® net sales were approximately $66.2 million and $188.6 million, respectively, for the three and nine months ended September 30, 2023, and FYCOMPA® net sales were approximately $36.4 million for the three months ended September 30, 2023 and $98.8 million for the period between January 24, 2023 (date of acquisition) and September 30, 2023. All net revenue from product sales during the three and nine months ended September 30, 2022 were from sales of FIRDAPSE®.

The increases of approximately $45.4 million and $134.1 million in net product revenues when comparing the three and nine months ended September 30, 2023 and 2022, respectively, were due to the acquisition of FYCOMPA® during January 2023, and related product sales, and increases in FIRDAPSE® sales volumes of approximately 9% and 14%, respectively, (which included patients who were transferred to FIRDAPSE® in the first and second quarter of 2022 when RUZURGI® was removed from the market) and net price increases.

For the three and nine months ended September 30, 2023, we also recognized $0.1 million and $0.2 million, respectively, in license and other revenue, as compared to $0.1 million and $0.2 million, respectively, during the three and nine months ended September 30, 2022.

Cost of Sales.

Cost of sales was approximately $14.2 million and $36.2 million, respectively, for the three and nine months ended September 30, 2023, compared to $9.7 million and $23.2 million, respectively, for the three and nine months ended September 30, 2022. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the first three quarters of 2023 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. See Note 9 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $8.5 million and $23.5 million for the three and nine months ended September 30, 2023, compared to $0.5 million for both the three and nine months ended September 30, 2022. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years. We also will amortize the $36 million of milestone payments to be paid to Santhera during the fourth quarter of 2023 over AGAMREE®’s estimated useful life of 10.5 years.

Research and Development Expenses.

Research and development expenses for the three months ended September 30, 2023 and 2022 were approximately $83.7 million and $8.3 million, respectively, and represented approximately 60% and 26% of total operating costs and expenses, respectively. Research and development expenses for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Change
	2023	2022	$	%
Research and development expenses	$83,290	$7,860	75,430	959.7
Employee stock-based compensation	372	450	(78)	(17.3)

Total research and development expenses	$83,662	$8,310	75,352	906.8

Research and development expenses for the nine months ended September 30, 2023 and 2022 were approximately $91.2 million and $15.7 million, respectively, and represented approximately 38% and 19% of total operating costs and expenses, respectively. Research and development expenses for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine months ended September 30,		Change
	2023	2022	$	%
Research and development expenses	$90,116	$14,389	$75,727	526.3
Employee stock-based compensation	1,062	1,307	(245)	(18.7)

Total research and development expenses	$91,178	$15,696	$75,482	480.9

For the three and nine months ended September 30, 2023, research and development expenses increased approximately $75.4 million and $75.5 million, respectively, compared to the same periods in 2022. The increase in both periods is primarily attributable to the $81.5 million IPR&D purchase consideration for the acquisition of the license in North America for vamorolone during the third quarter of 2023. This was partially offset by decreases in costs relating to closing out sites for both our MuSK-MG clinical trial and our previously operated expanded access program.

We expect that research and development expenses will continue to be substantial in 2023 and beyond as we execute on our strategic initiative and portfolio expansion efforts, with a keen focus on products to treat rare neurological and epileptic diseases.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were approximately $33.6 million and $13.6 million, respectively, and represented approximately 24% and 42% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Change
	2023	2022	$	%
Selling	$21,681	$7,584	14,097	185.9
General and administrative	8,441	4,460	3,981	89.3
Employee stock-based compensation	3,438	1,605	1,833	114.2

Total selling, general and administrative expenses	$33,560	$13,649	19,911	145.9

Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were approximately $91.7 million and $43.0 million, respectively, and represented approximately 38% and 52% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine months ended September 30,		Change
	2023	2022	$	%
Selling	$57,757	$21,642	36,115	166.9
General and administrative	24,979	16,681	8,298	49.7
Employee stock-based compensation	8,938	4,674	4,264	91.2

Total selling, general and administrative expenses	$91,674	$42,997	48,677	113.2

For the three and nine months ended September 30, 2023, selling, general and administrative expenses increased approximately $19.9 million and $48.7 million, respectively, compared to the same periods in 2022. The increase for the nine months ended September 30, 2023 was primarily attributable to the direct fees payable under the transition services agreement associated with net product sales of FYCOMPA® of approximately $14.5 million, increases of approximately $12.6 million in selling (commercialization) expenses due to the acquisition of FYCOMPA®, which consist primarily of commercial systems implementation costs, hiring of the sales force and supporting personnel, to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $1.1 million, and an approximately $13.2 million increase in employee compensation and stock based compensation related to annual merit increases and the increase in headcount resulting from the acquisition of FYCOMPA®.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE®, continue our efforts to market FYCOMPA®, take steps to prepare for the commercial launch of AGAMREE® in 2024, and take steps to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three and nine months ended September 30, 2023 was $3.8 million and $10.0 million, respectively, and for the three and nine months ended September 30, 2022 was $2.1 million and $6.0 million, respectively. In the first three quarters of 2023 and 2022, grants were principally for stock options relating to year-end bonus awards and grants to new employees.

Other Income (Expense), Net.

We reported other income (expense), net in all periods, primarily relating to our investment of our cash and cash equivalents of ($0.8) million and $2.7 million for the three and nine months ended September 30, 2023 and $0.9 million and $0.7 million for the same periods in 2022, respectively. The decrease in other income (expense), net for the three months ended September 30, 2023 of approximately $1.7 million when compared to the same period in 2022, respectively, is primarily due to lower invested balances and $1.8 million of interest expense related to payments arising from our acquisition of RUZURGI®. The increase in other income (expense), net for the nine months ended September 30, 2023 of approximately $2.0 million when compared to the same period in 2022, respectively, is primarily due to higher yields on investments offset by $1.8 million of interest expense related to payments arising from our acquisition of RUZURGI®.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment will be measured quarterly, at fair value, with changes reported in other income (expense), net.

The components of other income (expense), net were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income (expense), net	$(265)	$1,027	$3,252	$1,343
Dividend income	—	7	—	93
Realized gains (losses) from the sale of available-for-sale securities	—	(129)	—	(762)
Net gains (losses) recognized during the period on equity securities	(568)	—	(568)	—

Total other income (expense), net	$(833)	$905	$2,684	$674

Income Taxes.

Our effective income tax rate was 23.5% and 19.7% for the nine months ended September 30, 2023 and 2022, respectively. Differences in our effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher in future periods than it was in the first nine months of 2023).

We had no uncertain tax positions as of September 30, 2023 and December 31, 2022.

Net Income (Loss).

Our net income (loss) was ($30.8) million and $36.6 million, respectively, for the three and nine months ended September 30, 2023 (($0.29) and $0.34, respectively, per basic share and ($0.29) and $0.32, respectively, per diluted share) as compared to net income (loss) of $22.7 million and $57.6 million, respectively, for the three and nine months ended September 30, 2022 ($0.22 and $0.56, respectively, per basic and $0.20 and $0.52, respectively, per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple offerings of our securities, since January 2019, from revenues from product sales of FIRDAPSE®, and since January 2023, from revenues from product sales of FYCOMPA®. At September 30, 2023 we had cash and cash equivalents aggregating $121.0 million and working capital of $134.2 million. At December 31, 2022, we had cash and cash equivalents aggregating $298.4 million and working capital of $263.2 million. On January 24, 2023, we used approximately $162 million of our cash and cash equivalents to acquire the U.S. rights to FYCOMPA®. In July 2023, we paid (i) approximately $95 million to Santhera as part of the closing of the transactions described above, and (ii) $10 million to Jacobus Pharmaceutical Company, Inc. due in connection with our July 2022 acquisition of RUZURGI®. At September 30, 2023, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.

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

On September 8, 2023, we filed a shelf registration statement with the SEC to sell up to $500 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the 2023 Shelf Registration Statement). The 2023 Shelf Registration Statement (file no. 333-274427) became effective upon filing. As of the date of this report, no offerings have been completed under the Company’s 2023 Shelf Registration Statement.

Cash Flows.

Net cash provided by operating activities was $88.0 million and $76.0 million, respectively, for the nine months ended September 30, 2023 and 2022. During nine months ended September 30, 2023, net cash provided by operating activities was primarily attributable to our net income of $36.6 million, a decrease of $1.9 million in inventory, an increase of $0.6 million in accounts payable, $79.3 million in acquired IPR&D and $35.8 million of non-cash expenses. This was partially offset by increases of $18.7 million in deferred taxes, $37.6 million in accounts receivable, net, $7.2 million in prepaid expenses and other current assets and decreases of $2.4 million in accrued expenses and other liabilities and $0.3 million in operating lease liability. The increase in accounts receivable, net, primarily relates to sales of FYCOMPA®, which has a longer cash collection cycle than FIRDAPSE®. During the nine months ended September 30, 2022, net cash provided by operating activities was primarily attributable to our net income of $57.6 million, decreases of $0.7 million in inventory, $0.6 million in prepaid expenses and other current assets, increases of $4.9 million in accrued expenses and other liabilities, $3.7 million in deferred taxes, $4.1 million in acquired research and development inventory expensed from asset acquisition and $7.6 million of non-cash expenses. This was partially offset by increases of $2.7 million in accounts receivable, net and decreases of $0.2 million in accounts payable and $0.2 million in operating lease liability.

Net cash used in investing activities was $255.2 million for the nine months ended September 30, 2023, consisting primarily of payment in connection with the FYCOMPA® asset acquisition and acquired IPR&D and purchase of equity securities in connection with the vamorolone acquisition. Net cash provided by investing activities for the nine months ended September 30, 2022 was $9.2 million and consisted primarily of proceeds from the sale of available-for-sale securities of $19.2 million, offset partially by payment for asset acquisition of $10.0 million.

Net cash used in financing activities during the nine months ended September 30, 2023 was $10.2 million, consisting primarily of payment of liabilities arising from asset acquisition partially offset by proceeds from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2022 was $0.6 million consisting primarily of repurchases of common stock offset partially by proceeds from exercise of stock options.

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

For the three and nine months ended September 30, 2023, we recognized an aggregate of approximately $10.9 million and $27.7 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income (loss).

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

•

$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of closing and the remaining $10 million will be paid on the second anniversary of closing;

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

For the three and nine months ended September 30, 2023, we recognized an aggregate of approximately $1.0 million and $2.7 million, respectively, of royalties payable to Jacobus.

We have entered into the following contractual arrangements with respect to sales of FYCOMPA®:

•	Payments due under our asset purchase agreement for FYCOMPA®. In connection with our asset purchase agreement with Eisai Co., Ltd. (Eisai):

•

$160 million upfront cash payment plus $1.6 million for reimbursement of certain prepayments, which was paid upon closing. Eisai is also eligible to receive a contingent payment of $25 million if a patent extension for FYCOMPA® until June 8, 2026 is approved by the USPTO;

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

We have entered into the following contractual arrangements with respect to vamorolone:

•	Payments due under our license agreement for vamorolone. In connection with our recent acquisition from Santhera Pharmaceuticals Holdings (Santhera):

•	$75 million initial cash payment, which was paid upon closing.

•

Regulatory milestone payment of $36 million upon regulatory approval by the FDA in the U.S. of an NDA for the product for the treatment of DMD. Since approval of the NDA was received on October 26, 2023, we are now obligated to pay this amount (and such payment will be made during the fourth quarter of 2023). Additional regulatory milestone payments upon regulatory approval by the FDA in the U.S. of an NDA for the product for the first, second, and third additional indications in the amount of $50 million, $45 million, and $45 million, respectively.

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

The continued successful commercialization of FIRDAPSE®, FYCOMPA® and now AGAMREE® are highly uncertain. Factors that will affect our success include the uncertainty of:

•	The impact of the COVID-19 pandemic, or any future pandemic, on our business or on the economy generally;

•

Whether we will be able to continue to successfully market FIRDAPSE® and FYCOMPA®, and successfully market AGAMREE® in future periods, while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of FIRDAPSE® and FYCOMPA® at rates that are higher than historically experienced or are higher than we project;

•	Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;

•	Whether new FIRDAPSE® patients and FYCOMPA® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE® and FYCOMPA®, and market AGAMREE® in future periods, on a profitable and cash flow positive basis;

•	Whether we can successfully integrate the team that we have hired to market FYCOMPA® into our current business structure;

•	Whether the acquisition of FYCOMPA® will prove to be accretive to EBITDA and EPS in 2023;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will reimburse for our products at the price that we charge for our products;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of our third party suppliers and contract manufacturers to supply sufficient product to meet our customers’ needs in future periods;

•	The ability of those third parties that distribute our products to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs for FIRDAPSE® and FYCOMPA®;

•	Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support LEMS patients;

•

The scope of our intellectual property and the outcome of any challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE®, FYCOMPA® or AGAMREE®;

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

•	Whether our patents will be sufficient to prevent generic competition for FIRDAPSE® after our orphan drug exclusivity for FIRDAPSE® expires;

•	Whether we will be successful in our litigation to enforce our patents against the Paragraph IV challengers who have filed relating to FIRDAPSE® and FYCOMPA®;

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

•	Whether we will be able to successfully commercialize AGAMREE® in the territory and whether we will be successful in launching the product during the first quarter of 2024;

•	Whether our commercialization of AGAMREE® will prove accretive to earnings;

•	Whether we and Santhera can successfully develop additional indications for AGAMREE® and obtain the ability to commercialize the product for these additional indications;

•	The state of the economy generally and its impact on our business;

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

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, our collaboration partner in Canada;

•	The impact on sales of FIRDAPSE® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether our collaboration partner in Japan, DyDo, will successfully complete the clinical trial in Japan that will be required to seek approval to commercialize FIRDAPSE® in Japan; and

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE® and FYCOMPA®, the commercialization of AGAMREE®, and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the three months ended September 30, 2023, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Paragraph IV Patent Litigation

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising us that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each allege that our six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. Federal District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA filings. The Company recently received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, which the Company is currently reviewing.

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

Issuer Purchases of Equity Securities

In March 2021, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of our common stock, pursuant to a repurchase program under Rule 10b-18 of the Securities Act (the Share Repurchase Program). The Share Repurchase Program commenced on March 22, 2021. At present, we are not purchasing shares under our share repurchase program, but rather we are retaining cash for use in our business development activities. The following table presents information regarding repurchases by us of our common stock under the Share Repurchase Program during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
July 1, 2023 – July 31, 2023	—	$—	—	$21,003
August 1, 2023 – August 31, 2023	—	$—	—	$21,003
September 1, 2023 – September 30, 2023	—	$—	—	$21,003

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the third quarter of 2023, none of our directors or executive officers adopted, modified, or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement”, as each term is defined in Rule 408(e) of Regulation
S-K.
On July 25, 2023, we reported that our Chief Executive Officer, Patrick J. McEnany, advised our Board of Directors of his intention to retire from his position as CEO by the end of 2023. On October 19, 2023, we announced the appointment of Richard R. Daly as our new CEO effective January 1, 2024. Following Mr. McEnany’s retirement as CEO, he will continue to serve as non-Executive
Chairman of our Board of Directors.

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

Date: November 8, 2023