Form 10-K
period 2023-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2024-02-28
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File
No. 001-33057

CATALYST PHARMACEUTICALS, INC
.
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒
No

☐
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
12b-2
of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☐ No
☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting and non-voting
common equity held by
non-affiliates
was $1,341,304,702.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,863,258 shares of common stock, $0.001 par value per share, were outstanding as of February 26, 2024.
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders. The proxy statement with respect to the 2024 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

EXHIBITS FILED WITH FORM 10-K

EX 10.1(a) Offer Letter between the Company and Richard J. Daly

EX 10.1(b) Offer Letter between the Company and Michael W. Kalb

EX 10.1(c) Separation Agreement between the Company and Patrick J. McEnany

EX 10.1(d) Separation Agreement between the Company and Alicia Grande

EX 10.4  Severance and Change in Control Plan

EX 23.1    Consent of Independent Registered Public Accounting Firm

EX 31.1    Section 302 Certification of CEO

EX 31.2    Section 302 Certification of CFO

EX 32.1    Section 906 Certification of CEO

EX 32.2    Section 906 Certification of CFO

EX 97.1   Clawback Policy

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors.”

The continued successful commercialization of FIRDAPSE® (amifampridine), FYCOMPA® (perampanel) CIII, and the successful launch and commercialization of AGAMREE® (vamorolone) are highly uncertain. Factors that will affect our success include the uncertainty of:

•	Whether we will be able to continue to successfully market and sell FIRDAPSE® and FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

•	Whether our supplemental New Drug Application (sNDA) seeking to increase the maximum daily dosage of FIRDAPSE® from 80 mg to 100 mg will be approved by the U.S. Food and Drug Administration (FDA);

•	Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of FIRDAPSE® and FYCOMPA® at rates that are higher than historically experienced or are higher than we project;

•	Whether new FIRDAPSE® patients and new FYCOMPA® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE® and FYCOMPA® on a profitable and cash flow positive basis;

•	Whether we will successfully launch AGAMREE® in the first quarter of 2024 as we currently plan;

•	Whether we will be able to successfully commercialize AGAMREE® in the territory;

•	Whether we will be able to demonstrate, to the satisfaction of the FDA and third-party payors, whether AGAMREE® offers advantages compared to corticosteroids or competitor’s products;

•	Whether the acquisition of AGAMREE® will prove to be accretive to EBITDA and EPS in 2024 and beyond;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will provide coverage and reimburse for our products at the price that we charge for our products;

•	The ability of our third-party suppliers and contract manufacturers to supply sufficient product to meet our customers’ needs in future periods;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of those third parties that distribute our products to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs for our products;

•	Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support patients in financial need;

•

The scope of our intellectual property and the outcome of any challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE®, FYCOMPA®, or AGAMREE®;

•	Whether there will be a post-closing review by antitrust regulators of our previous acquisition transactions, and the outcome of any such reviews if they occur;

•

Whether we will be able to acquire additional drug products under development, complete development required to commercialize such products, and thereafter, if such products are approved for commercialization, successfully market such products;

•	Whether our patents will be sufficient to prevent generic competition for FIRDAPSE® and AGAMREE® after our orphan drug exclusivity for each product expires;

•

Whether we will be successful in our litigation to enforce our patents against the Paragraph IV challengers who have filed Abbreviated New Drug Applications (ANDAs) seeking to introduce generic versions of FIRDAPSE® and FYCOMPA®;

•

The impact on our profits and cash flow of adverse changes in reimbursement and coverage policies or regulations from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organizations, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

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

•	Whether we and Santhera Pharmaceuticals can successfully develop additional indications for AGAMREE® and obtain the ability to commercialize the product for these additional indications;

•	The state of the economy generally and its impact on our business;

•

The scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, our collaboration partner in Canada;

•	The impact on sales of FIRDAPSE® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan; and

•	Whether our plans to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE® and FYCOMPA®, the commercialization of AGAMREE® and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Overview

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We utilize concerted diligence efforts in search of therapies that will improve the lives of those who suffer from rare or difficult to treat diseases. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children ages six and up. Further, on January 24, 2023, we closed our acquisition of FYCOMPA® and are now also marketing that product in the United States. FYCOMPA® (perampanel) CIII is a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. Finally, on July 18, 2023, we closed our acquisition of an exclusive license for North America for vamorolone, a novel corticosteroid treatment for patients suffering from Duchenne Muscular Dystrophy (DMD). On October 26, 2023, the FDA approved AGAMREE® (vamorolone) oral suspension 40 mg/ml for the treatment of DMD. We are currently planning the commercial launch of AGAMREE® in the United States during the first quarter of 2024.

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

We sell FIRDAPSE® through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 35 field personnel, including sales (Regional Account Managers), thought leader liaisons, patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of 10 medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®.

Additionally, for the last few years we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allowed our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating a LEMS patient who can benefit from FIRDAPSE®. However, effective January 1, 2024 we have terminated that arrangement. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient with small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

Finally, we are continuing to expand our digital and social media activities to introduce our products and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including the Myasthenia Gravis Foundation of America and the National Organization for Rare Disorders) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. A co-pay assistance program designed to keep out-of-pocket costs to not more than $10 per month (currently less than $2 per month) is available for all LEMS patients with commercial coverage who are prescribed FIRDAPSE®. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE. Separately, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each alleged that the six patents listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against this manufacturer in November 2023 in the U.S. District Court for the District of New Jersey.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patent estate will protect FIRDAPSE® from generic competition.

On August 4, 2023, we submitted an sNDA to increase the indicated maximum daily dosage of FIRDAPSE® tablets from 80 mg to 100 mg for the treatment of LEMS. On October 13, 2023, we announced that the FDA had accepted for review our sNDA and assigned a Prescription Drug User Fee Act (PDUFA) action date of June 4, 2024. There can be no assurance that the FDA will approve our sNDA.

We are advised by our sub-licensee for FIRDAPSE® in Japan, DyDo Pharma, Inc. (DyDo), that on December 18, 2023, based on a preliminary favorable interim data analysis after six months into the safety phase of its registration study to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS, they filed a Japan NDA with the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan seeking approval to commercialize the product in Japan. The review period is expected to be approximately nine months from the submission date, and there can be no assurance that the NDA filing made by DyDo will be approved.

Further, upon acceptance of the Japan NDA by the PMDA, which occurred on December 18, 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently initiating plans to seek opportunities to expand FIRDAPSE®’s global footprint through strategic partnerships (with the current focus on the Asia Pacific and Latin American regions).

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

FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children four years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

On January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai an additional cash payment of $25 million if a requested patent extension for FYCOMPA® until June 8, 2026 was approved by the U.S. Patent and Trademark Office (USPTO), which did not occur. Finally, we agreed to pay Eisai royalty payments after patent protection for FYCOMPA® expires, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market.

In conjunction with the closing of the asset purchase, we entered into two additional agreements with Eisai; a Transition Services Agreement (TSA) and a Supply Agreement. Under the TSA, a U.S. subsidiary of Eisai provided us with certain transitional services, and under the Supply Agreement, Eisai agreed to manufacture FYCOMPA® for us for at least seven years at prices listed in the Supply Agreement (to be updated on a yearly basis). The transition services provided under the TSA ended on December 31, 2023.

Initially, following the closing of the acquisition, we began to market FYCOMPA® in the U.S. through Eisai under the TSA as we built our FYCOMPA® marketing and sales team, and in May 2023, we took over the marketing program for FYCOMPA®. In that regard, we have hired approximately 35 sales and marketing personnel to support FYCOMPA®, most of whom previously worked in Eisai’s U.S. sales division marketing FYCOMPA®. We have also hired seven medical science liaisons to help us educate the medical community who treat epilepsy about scientific literature regarding epilepsy and FYCOMPA®.

We are supporting patients using FYCOMPA® through an Instant Savings Card Program. Through the program, eligible commercially insured patients could pay as little as $10 for their FYCOMPA® co-pay (with a maximum savings of $1,300 per year). The FYCOMPA® Instant Savings Card Program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE.

Patent protection for FYCOMPA® is primarily from two patents listed in the Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent) will expire May 23, 2025, including patent term extension. Although the Company had requested that the USPTO reconsider this expiration date in favor of a June 8, 2026 expiration date, the request for reconsideration of the agency’s patent term extension calculation was denied and the Company has exhausted its reasonable avenues for an extension of that patent term. The Company will update the Orange Book to reflect the May 23, 2025 expiration date at the appropriate time. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which expires on July 1, 2026. The ‘497 patent has been the subject of previous Paragraph IV certifications from three NDA filers.

On February 20, 2023, we received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to us later in February with a similar certification for the tablet formulation for FYCOMPA®, the fourth such certification for this formulation. Both of these letters were Paragraph IV Certifications of non-infringement, non-validity, and unenforceability of the ‘497 patent for FYCOMPA® but each application, like the previous Paragraph IV notices from ANDA filers, does not challenge the ‘571 patent. Accordingly, the FDA may not approve any ANDA prior to expiration of the ‘571 patent, including patent term extension. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30 month stay for each application.

AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (AGAMREE® License Agreement) and an Investment Agreement (Investment Agreement) with Santhera Pharmaceuticals Holding, Inc. (Santhera). Under the AGAMREE® License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE® (vamorolone), a novel corticosteroid for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, following approval of the NDA for the drug, on October 26, 2023, we became obligated to make a milestone payment of $36 million to Santhera, $26 million of which Santhera has advised us was used to make milestone payments that they owe to third parties. The $36 million payment was made during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties. In addition to the rights to commercialize the product in North America, the AGAMREE® License Agreement provides us with the right of first negotiation for AGAMREE® in Europe and Japan should Santhera pursue partnership opportunities in those territories. Additionally, we will hold the North American rights to any future approved indications for AGAMREE®.

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s post-reverse split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume weighted average price prior to signing), with the approximately $15.7 million USD in equity investment proceeds, inclusive of the approximately $13.5 million USD fair value of the investment in Santhera and approximately $2.2 million USD of transaction costs included in acquired in-process research and development, to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. At February 26, 2024, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 11.36 per share.

DMD, the most common form of muscular dystrophy, is a rare and life-threatening neuromuscular disorder characterized by progressive muscle dysfunction, ultimately leading to loss of ambulation, respiratory failure, and fatality. Current standard treatment for DMD involves corticosteroids, which often come with significant side effects. It is estimated that between 11,000 and 13,000 patients in the U.S. are affected by DMD, with approximately 70% of patients currently receiving a corticosteroid treatment. Steroids are expected to remain the backbone of therapy for DMD patients and dosed concomitantly with other therapies.

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid with dissociative properties in maintaining efficacy that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In the pivotal VISION-DMD study, vamorolone met the primary endpoint Time to Stand (TTSTAND) velocity versus placebo (p=0.002) at 24 weeks of treatment and showed a good safety and tolerability profile. The most commonly reported adverse events versus placebo from the VISION-DMD study were cushingoid features, vomiting, and vitamin D deficiency. Adverse events were generally of mild to moderate severity.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. As part of the previously described transaction, Santhera has transferred the approved New Drug Application to us. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patents ages four years and older and on January 12, 2024, Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. On January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany.

We currently expect to launch AGAMREE® in the U.S. during the first quarter of 2024. We are incurring substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses, in preparation for the launch of the product in the U.S. We incurred a portion of such commercialization expenses during the fourth quarter of 2023 and we are incurring additional expenses during the first quarter of 2024. We anticipate minimal sales and marketing personnel expansion to market AGAMREE®, with approximately 10 additional commercial team members required, due to the synergy of this product within our existing neuromuscular franchise. We will support the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients.

We have established a joint steering committee with Santhera that will oversee the lifecycle management and development of AGAMREE® for additional indications beyond DMD. Under our AGAMREE® License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon rates.

To support the approval of AGAMREE®, a randomized, double-blind, placebo and prednisone-controlled multinational trial of vamorolone was carried out in 121 patients with DMD. The study included patients ages four to less than seven years of age at time of enrollment in the study who were corticosteroid naïve and ambulatory. The trial met the primary (time to stand velocity after 24 weeks for vamorolone, 6 mg/kg per day vs placebo) and several sequential secondary motor function endpoints. Study participants receiving vamorolone, 2 mg/kg per day, and vamorolone, 6 mg/kg per day, showed improvements in multiple functional endpoints over the 24-week treatment period as compared to placebo. The statistical thresholds for the primary outcome and several secondary outcomes for vamorolone treatment were met, and vamorolone demonstrated efficacy across both dose ranges. The differences in time to stand from supine velocity (TTSTAND) were clinically meaningful. The differences in 6-minute walk test (6MWT) were also clinically meaningful.

AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also enjoys Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by six Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension and will update the relevant expiration date in the Orange Book upon a final determination by the USPTO. The earliest a generic could file an ANDA is October 26, 2027. If we were to pursue a patent infringement action if any such ANDA challenges any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of the ANDA until April 26, 2031.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) Neurology product portfolio with innovative therapies that address critical unmet medical needs and expanding the geographical footprint of our existing products. In that regard, we are currently exploring clinically differentiated and adequately de-risked opportunities, with a keen focus on products to treat rare (orphan) central nervous system (CNS) and adjacent rare (orphan) diseases. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. We continue to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, no additional definitive agreements have been entered into to date, and there can be no assurance that these initiatives will be successful.

Capital Resources

At December 31, 2023, we had cash and cash equivalents of approximately $137.6 million. Further, on January 9, 2024, we completed a public offering of 10 million shares of our common stock, raising net proceeds of approximately $140.1 million. The proceeds from this offering will be used to potentially acquire new products and for general corporate purposes.

Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and FYCOMPA®, that our commercialization of AGAMREE® will be successful, or that we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Recent Management Changes

On December 31, 2023, Patrick J. McEnany, our then-President and Chief Executive Officer, and Alicia Grande, our then-Vice President, Treasurer and Chief Financial Officer, both retired from their respective roles with the Company. On January 1, 2024, Richard J. Daly became our President and Chief Executive Officer, and Michael W. Kalb became our Executive Vice President and Chief Financial Officer. Mr. McEnany remains as the Chairman of our Board of Directors and Mr. Daly remains a member of our Board of Directors.

Our Strategy

Our goal is to acquire, develop and commercialize novel prescription drugs targeting rare (orphan) neuromuscular and neurological diseases and adjacent rare (orphan) disorders. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do. Specifically, we intend to:

•

Continue to commercialize FIRDAPSE® for the treatment of LEMS and improve disease awareness. We are currently commercializing FIRDAPSE® in the United States and through a sublicense to KYE Pharmaceuticals in Canada. We are working to expand awareness of the disease, including to physicians treating LEMS patients who have small-cell lung cancer, and helping health care providers and their patients understand the benefits of FIRDAPSE®. A cornerstone of our U.S. strategy is our continuing development of Catalyst Pathways®, our personalized treatment support program, and our development of the patient assistance programs that are required to further our goal that no LEMS patient be denied access to FIRDAPSE® for financial reasons within existing legal restrictions.

•

Continue to commercialize FYCOMPA®. In the first quarter of 2023, we acquired the U.S. rights to the epilepsy drug FYCOMPA®. We are currently successfully distributing and marketing FYCOMPA®. We believe that having a second marketed product adds substantially to our business franchise.

•

Successfully launch AGAMREE® in the United States. In the third quarter of 2023, we acquired an exclusive license from Santhera Pharmaceuticals. Under the AGAMREE® License Agreement, we obtained an exclusive North America license for AGAMREE® for the treatment of DMD and as a treatment for other diseases. We also made a strategic investment into Santhera, the funds of which will be used to further the development of the product. We believe that this transaction not only added a third product to our portfolio, but also leverages the sales infrastructure that we have developed to market FIRDAPSE®. We currently plan to launch this product before the end of the first quarter of 2024.

•

Obtain approval for FIRDAPSE® in Japan and seek approval in other potential territories in Asia and Latin America. We are currently supporting our sub-licensee, DyDo, as they take the steps required to obtain approval to market FIRDAPSE® in Japan for the treatment of Japanese patients with LEMS. DyDo announced on December 18, 2023 that it filed and the Japanese Ministry of Health, Labor and Welfare had accepted its application for approval to market FIRDAPSE® in Japan. As a consequence of the acceptance of this filing, we have now gained territorial rights to commercialize FIRDAPSE® in several countries in Asia and Latin America and we have begun our activities to expand FIRDAPSE® into some of these countries.

•

Seek to acquire additional products. We intend to continue our efforts to broaden and diversify our product portfolio through acquisitions of clinically differentiated and adequately de-risked opportunities, with a keen focus on products to treat rare (orphan) CNS, and adjacent rare (orphan) therapeutic categories. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. To accomplish these priorities, we are continuing to employ a disciplined, comprehensive and exhaustive approach to identifying and evaluating assets. We believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near, mid and long-term.

FIRDAPSE® Product Overview

FIRDAPSE® is the registered trade name in the United States for amifampridine phosphate tablets and it is licensed to us by SERB, S.A. Amifampridine is the WHO (World Health Organization) registered INN (International Nonproprietary Name) and United States Adopted Name (USAN) for the chemical entity, 3,4-diaminopyridine, often abbreviated as 3,4-DAP or DAP. FIRDAPSE® contains the phosphate salt of amifampridine, hence the name “amifampridine phosphate.” We will refer to our drug by its trade name in the United States (FIRDAPSE®), by the INN/USAN (amifampridine), or by the specific salt in our product (amifampridine phosphate), throughout this report.

Amifampridine has been recommended as the first-line symptomatic treatment for LEMS by the European Federation of Neurological Societies (now known as the European Academy of Neurology). In December 2009, amifampridine phosphate received marketing approval from the European Commission (with the trade name FIRDAPSE®) for the symptomatic treatment of patients with LEMS. Safety data from clinical data published over the last 30 years in patients with LEMS or other neurological disorders treated with amifampridine show that amifampridine is well tolerated at doses up to 100 mg per day. Among the 1,279 patients or healthy subjects assessed in the literature, the most frequently reported Adverse Events (AEs) were perioral and peripheral paresthesias (unusual sensations like pins and needles), and gastrointestinal disorders (abdominal pain, nausea, diarrhea, and epigastralgia (pain around the upper part of the stomach)). These events were typically mild or moderate in severity, and transient, seldom requiring dose reduction or withdrawal from treatment.

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

Based on currently available information, we estimate that there are at least 3,600 LEMS patients in the United States, approximately half of which are presently diagnosed and identified and the other approximately half of which we believe are undiagnosed or misdiagnosed. However, until awareness of the disease is increased, it is unlikely that the total number of LEMS patients in the United States can be determined with better certainty (as is typical of rare diseases), and the actual number of patients in the United States with LEMS may be higher or lower than our estimate.

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

License Agreements for FIRDAPSE®

License Agreement with BioMarin

On October 26, 2012, we licensed the exclusive North American rights to FIRDAPSE® pursuant to a License Agreement (the FIRDAPSE® License Agreement) between us and BioMarin Pharmaceutical Inc. (BioMarin). Under the FIRDAPSE® License Agreement, we make the following royalty payments on our net sales of FIRDAPSE®:

•

Royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

•

Royalties to the third-party licensor of the rights sublicensed to us for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement between BioMarin and the third-party licensor) in any calendar year for the duration of any pending or issued patents or regulatory exclusivity within a territory and 3.5% of net sales in any calendar year in territories without pending or issued patents or regulatory exclusivity.

On May 29, 2019, we entered into an amendment to our FIRDAPSE® License Agreement. Under the amendment, we expanded our commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, our territory automatically expanded to include most of Asia, as well as Latin America, upon the acceptance by the Japanese Ministry of Health, Labor and Welfare in Japan of an application to market our product in Japan, which occurred on December 18, 2023. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original FIRDAPSE® License Agreement for North America.

In January 2020, we were advised that BioMarin had transferred substantially all of its rights under the FIRDAPSE® License Agreement to SERB SA.

We believe that we remain in compliance with our obligations under the FIRDAPSE® License Agreement.

License Agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus)

In May 2019, the FDA approved an NDA for RUZURGI®, Jacobus’ version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). In June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. Our complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of RUZURGI® violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the FDCA; violated our statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of RUZURGI®.

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

On July 11, 2022, we settled certain of our disputes with Jacobus. In connection with the settlement, we licensed the rights to develop and commercialize RUZURGI® in the United States and Mexico. Simultaneously, we purchased, among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI®, its NDAs in the United States for RUZURGI®, and certain RUZURGI® inventory previously manufactured by Jacobus. At the same time, we received a license from Jacobus for use of its know-how related to the manufacture of RUZURGI®. Further, we settled our pending patent lawsuit against Jacobus, which was dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or RUZURGI® in the territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.

In connection with the settlement with Jacobus, we agreed to pay the following consideration to Jacobus:

•

$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022 and $10 million was paid on the first anniversary of the closing of the settlement. We will be obligated to pay the remaining balance on the second anniversary of closing;

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

•	If Catalyst were to receive a priority review voucher for FIRDAPSE® or RUZURGI® in the future, 50% of the consideration paid by a third-party to acquire that voucher will be paid to Jacobus.

Clinical Trials Supporting our NDA for FIRDAPSE® for LEMS and Approval of our NDA

We conducted two successful Phase 3 double-blind, placebo-controlled clinical trials evaluating FIRDAPSE® for the treatment of LEMS. The results of the first trial were published in 2016 in Muscle & Nerve (Muscle Nerve, 2016, 53(5):717-725). The results of the second trial were published in March 2019 in the Journal of Clinical Neuromuscular Disease (J. Clin Neuromusc Dis 2019; 20:111-119). In March 2018, we submitted an NDA seeking approval of FIRDAPSE® for the treatment of LEMS. Our NDA was accepted for filing in May 2018 and, on November 28, 2018, the FDA granted approval of FIRDAPSE® for the treatment of LEMS in adult patients.

On September 29, 2022, the FDA approved our sNDA to expand the indicated age range for FIRDAPSE® for the treatment of LEMS to include pediatric patients, six years of age and older.

Required Post-Approval Studies

As part of the approval of our NDA for FIRDAPSE® for LEMS, the FDA required us to conduct a clinical trial to evaluate the effect of hepatic impairment on the exposure of amifampridine after oral administration of FIRDAPSE® relative to that in subjects with normal hepatic function. This study has been completed and submitted to the FDA. We have also established a pregnancy surveillance program to collect and analyze information for a minimum of ten (10) years on pregnancy complications and birth outcomes related to FIRDAPSE®. Further, the FDA required us to perform a second carcinogenicity study of amifampridine phosphate in mice, which has been completed and the FDA has advised us is acceptable. Finally, in connection with the recent approval of our sNDA for FIRDAPSE® for the treatment of children ages six through seventeen with LEMS, we are now required to complete a pediatric safety study of juvenile toxicity in a rodent.

Compassionate Use Programs

We continue to make FIRDAPSE® available to a limited number of patients diagnosed with Congenital Myasthenic Syndromes, or Downbeat Nystagmus (DN) through investigator-sponsored compassionate use programs. Further, when we acquired the U.S. rights to RUZURGI®, we agreed to continue to supply RUZURGI® to these patients with neuromuscular conditions other than LEMS who are without access to an approved drug and were being treated with RUZURGI® under investigator-sponsored INDs at the time of our settlement with Jacobus. We will continue to supply this RUZURGI® research drug to these IND holders for as long as this research amifampridine drug product is available. We currently estimate that current stocks of this research drug will last for approximately 12 to 18 months. The active ingredient used to make this product is no longer available. As a result, we do not anticipate being able to continue to supply this drug once we have exhausted the existing research drug supplies.

Sales, Marketing and Distribution

Launch of FIRDAPSE® in January 2019

In January 2019, we launched FIRDAPSE® in the United States through a field force of approximately 20 personnel who are experienced in neurologic, central nervous system or rare diseases in sales, patient support and payer reimbursement. The sales representatives (Regional Account Managers) who were part of the field force targeted approximately 1,250 physicians who are either neuromuscular specialists or general neurologists with a known adult LEMS patient or specific training in neuromuscular diseases. We also utilized field force Patient Access Liaisons who work with the patients and provider offices to help navigate the insurance landscape, as well as National Account Managers who work directly with the payors to ensure comprehensive coverage for FIRDAPSE® across the commercial and governmental plans in the United States. We also at that time had a field-based force of seven medical science liaisons who help educate the medical communities about LEMS and about our company’s ongoing clinical trial activities. Further, we work closely with several rare disease advocacy organizations (including the National Organization for Rare Disorders (NORD) and the Myasthenia Gravis Foundation of America) to help increase awareness and the level of support for patients living with LEMS and other neuromuscular diseases, and to provide education for the physicians who treat these rare diseases and the patients they treat.

In early 2020, we expanded our field sales group by almost one hundred percent and established a partnership with an experienced inside sales agency generating leads through telemarketing to targeted physicians. Through this expansion of our sales team, we were working to expand our sales efforts beyond the neuromuscular specialists who regularly treat LEMS patients to reach roughly 9,000 neurology and neuromuscular healthcare providers that might be treating an adult LEMS patient who can benefit from FIRDAPSE®. However, we terminated the inside sales agency effective January 1, 2024. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might treat a LEMS patient with small cell lung cancer. Finally, we make available a no-cost LEMS voltage gated calcium channel (VGCC) antibody testing program for physicians who suspect their patient may have LEMS and wish to reach a definitive diagnosis.

We are supporting the distribution of FIRDAPSE® through “Catalyst Pathways®”, our personalized treatment support program. “Catalyst Pathways®” is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen to an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most pharmaceutical products for ultra-orphan diseases are distributed and dispensed to patients. By using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.

In addition, “Catalyst Pathways®” is the gateway for our free bridge medication for patients while they are waiting for a coverage determination or, later on, for patients whose access is threatened by the bureaucratic complications arising from a change of insurer. The “Catalyst Pathways®” program is also the access point for our Patient Assistance Program, which provides longer-term free medication for those who are uninsured or functionally uninsured with respect to FIRDAPSE® because they may be unable to obtain coverage from their payor despite having health insurance.

We are continuing efforts on the challenging process to identify patients and their physicians who have been diagnosed with LEMS, but have not had access, awareness or understanding of this treatment for their rare disease. These patients often do not see their physician frequently, have many questions about changing treatment(s), and may not perceive the need to change to a new therapy. Further, we have begun to focus our commercial efforts to locate misdiagnosed and undiagnosed LEMS patients and provide educational and sales activities to help improve the diagnosis, understanding of the treatment, and information on the prescribing process. We plan to continue to support LEMS and rare disease patient organizational groups’ efforts to generate awareness and educate patients and physicians on the diagnosis of LEMS, the impact of the disease, and the support services and treatments available.

Access to FIRDAPSE®

In order to help patients afford their medication, we, like other pharmaceutical companies who are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage who are prescribed FIRDAPSE® for LEMS, a co-pay assistance program is available, which is designed to keep out-of-pocket costs to $10 or less per month (currently less than $2 per month). Our FIRDAPSE® co-pay assistance program is not available to patients enrolling in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or Tricare. Secondly, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to LEMS patients in financial need. Our goal is to ensure that no LEMS patient is ever denied access to their medication for financial reasons.

To date, FIRDAPSE® has been widely covered and reimbursed by private and public payors for the indicated small population of adult LEMS patients.

sNDA to increase the maximum daily dose for FIRDAPSE®

On August 4, 2023, we submitted an sNDA to increase the indicated maximum daily dosage of FIRDAPSE® tablets from 80 mg to 100 mg for the treatment of LEMS. On October 13, 2023, we announced that the FDA had accepted for review our sNDA and assigned a Prescription Drug User Fee Act (PDUFA) action date of June 4, 2024. There can be no assurance that the FDA will approve our sNDA.

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

On June 3, 2021, we announced a positive decision in this proceeding that quashed the NOC previously issued for RUZURGI® and remanded the matter to the Minister of Health to redetermine its decision to grant marketing authorization to RUZURGI® despite FIRDAPSE®’s data protection rights. However, on June 28, 2021, we announced that Health Canada had re-issued an NOC for RUZURGI®, once again allowing the product to be marketed in Canada for patients with LEMS. As a result, in July 2021 we, along with our partner in Canada, KYE, filed a second suit against Health Canada to overturn this decision.

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

In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS. On December 18, 2023, DyDo submitted a Japan NDA for FIRDAPSE® to the PMDA. There can be no assurance that the application will be approved.

Future Markets for FIRDAPSE®

Under the amendment to our FIRDAPSE® license agreement that added Japan to our territory, upon the acceptance of DyDo’s NDA by the PMDA (Japanese regulatory agency), which occurred on December 18, 2023, our territory in which we have the right to seek to commercialize FIRDAPSE® has automatically expanded to include several countries in Asia and Latin America, and we have begun taking steps seeking to expand our FIRDAPSE® activities into some of these other countries.

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

On December 24, 2021, January 3, 2022 and January 7, 2022, the USPTO allowed various continuing applications that matured into U.S. Patent Nos. 11,268,128, 11,274,332 and 11,274,331, respectively. These patents were timely listed in the Orange Book and cover, among other things, methods of treating LEMS in subjects who are fast metabolizers of amifampridine.

As part of our transaction with Jacobus Pharmaceuticals, Catalyst also acquired two patents. One of these patents, 10,626,088 issued by the USPTO on April 21, 2020, was suitable for listing in the Orange Book and has now been listed in further support of FIRDAPSE®. The other patent, 9,783,497 issued by the USPTO on October 10, 2017, is not considered listable in the Orange Book, but, to the extent that it is necessary, Catalyst intends to enforce that patent against infringement as it would any of the Orange Book patents.

On December 19, 2023 and January 6, 2024, the USPTO issued Patent Nos. 11,845,977 and 11,873,525, respectively. These new patents cover methods of treating LEMS with FIRDAPSE® under fasting and fed conditions of dosing. We are also pursuing additional patent applications for FIRDAPSE® in an effort to further protect our drug product. There can be no assurance that any additional patents will be issued that provide additional intellectual property protection for our drug product.

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

Until FIRDAPSE® was approved in November 2018, no drug product containing amifampridine for any indication had been approved by the FDA such that we received five-year “new chemical entity” exclusivity from the FDA. New chemical entity exclusivity provides a five-year period of marketing exclusivity for all indications and in the absence of an Orange Book listed patent, precludes a generic from submitting an ANDA until that five-year period has expired. Further, when FIRDAPSE® was approved for the treatment of LEMS patients, we received seven-year orphan drug exclusivity (ODE) for our product for the treatment of LEMS, precluding a generic filer from receiving final FDA approval until the ODE exclusivity period has expired. Because we have Orange Book listed patents for FIRDAPSE®, potential generic filers were permitted to submit ANDA filings to the FDA starting on the “NCE-1” date (November 28, 2022).

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising us that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each allege that our six patents listed in the FDA Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDAs until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first, and in that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions. Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against this manufacturer in November 2023 in the U.S. District Court for the District of New Jersey.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patents will protect FIRDAPSE® from generic competition.

We have also in-licensed the FIRDAPSE® trademark from our licensor, SERB S.A., and the trademark was registered in the United States in March 2015.

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

FYCOMPA® Product Overview

Epilepsy is a serious neurological condition that affects approximately 50 million individuals worldwide, 80% of whom live in developing countries. An estimated 1.7% of U.S. adults have been diagnosed with the condition.

The FDA approved FYCOMPA® in October 2012 as an adjunctive agent for the treatment of focal onset seizures with or without secondary generalization in patients with epilepsy at least four years of age. In June 2015, the agency approved a second indication for primary generalized tonic-clonic seizures in patients with epilepsy who are at least 12 years of age.

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

At the time of its approval, the FDA included specific significant warnings for FYCOMPA® that it required to be included prominently in all communications about the product. Such warnings are known as “black box” warnings because they are traditionally surrounded by a black box to emphasize their significance. For FYCOMPA®, the warning addresses rare but serious behavioral changes that occur in some patients using FYCOMPA® including aggression (up to and including homicidal behavior), hostility, anger, distrust and other extreme behavioral changes; visual and auditory hallucinations; and difficulty with memory. In addition, FYCOMPA® was classified as a Schedule III controlled substance under the Federal Controlled Substances Act (CSA) prior to its approval due to evidence of prolonged use creating a physical dependence in some patients and the potential for abuse.

Epilepsy

Epilepsy is a long-term (chronic) disease that causes repeated seizures due to abnormal electrical signals produced by damaged brain cells. A burst of uncontrolled electrical activity within brain cells causes a seizure. Epilepsy is generally diagnosed after an individual suffers two seizures within a 24-hour period. Generally, cells in the brain send messages to and receive messages from all areas of the body. These messages are transmitted via a continuous electrical impulse that travels from cell to cell. Epilepsy disrupts this rhythmic electrical impulse pattern. Instead, there are bursts of electrical energy — like an unpredictable lightning storm — between cells in one or more areas of your brain. This electrical disruption causes changes in awareness (including loss of consciousness), sensations, emotions and muscle movements. In the U.S., about 3.47 million people have epilepsy. Of this number, approximately 3 million are adults and 470,000 are children. There are 150,000 new cases of epilepsy in the U.S. each year. Worldwide, approximately 50 million people have epilepsy.

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

•

Motor: A simple focal seizure with motor symptoms will affect muscle activity, causing jerking movements of a foot, the face, an arm or another part of the body. Physicians can diagnose which side of the brain is affected by observing which side of the body experiences symptoms, since the left brain controls the right side of the body and the right brain controls the left.

•	Sensory: A simple focal seizure may cause sensory symptoms affecting the senses, such as: hearing problems, hallucinations and olfactory or other distortions.

•

Autonomic: A simple focal seizure with autonomic symptoms affects the part of the brain responsible for involuntary functions. These seizures may cause changes in blood pressure, heart rhythm, or bowel or bladder function.

•

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

Acquisition of FYCOMPA®

On December 17, 2022, we entered into an Asset Purchase Agreement (Eisai APA) with Eisai, pursuant to which we acquired the U.S. rights to FYCOMPA®. Pursuant to the Eisai APA entered into with Eisai for FYCOMPA®, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an up-front cash payment of $160 million; and royalty payments on net sales post-expiration of the patents for FYCOMPA®, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market. Finally, we agreed to pay Eisai an additional cash payment of $25 million if the then pending request for reconsideration of the patent extension for FYCOMPA® was approved by the USPTO, which request was denied in June 2023 (see “Intellectual Property Protections for FYCOMPA®” below for additional information on the patent).

In conjunction with the Eisai APA, at the closing of our purchase on January 24, 2023 we entered into two additional agreements with Eisai:

•

A TSA under which a U.S. subsidiary of Eisai is providing us with certain services for certain periods, including but not limited to, FDA Post-Marketing study requirements for FYCOMPA® and Transitional Services pursuant to which Eisai’s U.S. subsidiary is assisting us with the transition of commercial, market asset, finance, medical information, and supply issues; and

•	A Supply Agreement under which Eisai has agreed to manufacture FYCOMPA® for us for at least seven years at prices to be updated on a yearly basis.

The transition services provided under the TSA ended on December 31, 2023.

Clinical Trials Supporting the Approval of FYCOMPA®

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

Primary Generalized Tonic-Clonic Seizures

The efficacy of FYCOMPA® as adjunctive therapy in patients 12 years of age and older with idiopathic generalized epilepsy experiencing primary generalized tonic-clonic seizures was established in one multicenter, randomized, double-blind, placebo-controlled study (Study 4), conducted at 78 sites in 16 countries. Eligible patients on a stable dose of one to three AEDs experiencing at least three primary generalized tonic-clonic seizures during the 8-week baseline period were randomized to either FYCOMPA® or placebo. Efficacy was analyzed in 162 patients (FYCOMPA® N=81, placebo N=81) who received medication and at least one post-treatment seizure assessment. Patients were titrated over four weeks up to a dose of 8 mg per day or the highest tolerated dose and treated for an additional 13 weeks on the last dose level achieved at the end of the titration period. The total treatment period was 17 weeks. Study drug was given once per day.

The primary endpoint was the percent change from baseline in primary generalized tonic-clonic seizure frequency per 28 days during the treatment period as compared to the baseline period. The criterion for statistical significance was p<0.05. A statistically significant decrease in seizure rate was observed with FYCOMPA® compared to placebo.

Intellectual Property Protections for FYCOMPA®

Patent protection for FYCOMPA® is primarily from two patents listed in the Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent) will expire May 23, 2025, including patent term extension. Although the Company had requested that the USPTO reconsider this expiration date in favor of a June 8, 2026 expiration date, the request for reconsideration of the agency’s patent term extension calculation was denied and the Company has exhausted its reasonable avenues for an extension of that patent term. The Company will update the Orange Book to reflect the May 23, 2025 expiration date at the appropriate time. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent). This patent claims the commercial crystalline form of perampanel for FYCOMPA® and expires on July 1, 2026. The ‘497 patent has been the subject of previous Paragraph IV certifications from three ANDA filers. U.S. Patent No. 8,304,548, which is not Orange Book listable, claims the commercial process used to produce perampanel for FYCOMPA® and has an expiration date of October 14, 2027.

On February 20, 2023, we received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to us later in February with a similar certification for the tablet formulation for FYCOMPA®, the fourth such certification for this formulation. Both of these letters were paragraph IV certifications of non-infringement, non-validity, and unenforceability of the ‘497 patent for FYCOMPA® but each application, like the previous Paragraph IV notices from ANDA filers, does not challenge the ‘571 patent. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30 month stay for each application.

AGAMREE® Product Overview

AGAMREE® is a structurally unique steroidal anti-inflammatory drug to treat children and adolescents living with DMD. In clinical studies, AGAMREE® showed evidence of inhibition of pro-inflammatory NF-kB (nuclear factor kappa light chain enhancer of activated B cells) pathways, which are, a family of highly conserved transcription factors that regulate many important cellular behaviors, in particular, inflammatory responses and cellular growth. This inhibition is achieved through high-affinity binding to the glucocorticoid receptor, high-affinity antagonism for the mineralocorticoid receptor, and membrane stabilization properties. It is hoped that AGAMREE® will demonstrate similar efficacy to traditional corticosteroids with reduced negative downstream impacts or side effects.

The FDA approved AGAMREE® for the treatment of DMD in patients aged two and older on October 26, 2023.

Clinical Trials Supporting the Approval of AGAMREE®

To support the approval of AGAMREE®, a randomized, double-blind, placebo and prednisone-controlled multinational trial of vamorolone was carried out in 121 male patients with DMD. The study included patients 4 to less than 7 years of age at time of enrollment in the study who were corticosteroid naïve and ambulatory. The trial met the primary (time to stand velocity after 24 weeks for vamorolone, 6 mg/kg per day vs placebo) and several sequential secondary motor function endpoints. Study participants receiving vamorolone, 2 mg/kg per day, and vamorolone, 6 mg/kg per day, showed improvements in multiple functional endpoints over the 24-week treatment period as compared to placebo. The statistical thresholds for the primary outcome and several secondary outcomes for vamorolone treatment were met, and vamorolone demonstrated efficacy across both dose ranges. The differences in time to stand from supine velocity (TTSTAND) were clinically meaningful. The differences in 6-minute walk test (6MWT) were also clinically meaningful.

Access to AGAMREE®

We plan to support AGAMREE® through our Catalyst Pathway Program®, which includes a dedicated, personalized support team that assists families through the AGAMREE® treatment journey, from answering questions to coordinating financial assistance programs for eligible patients.

Acquisition of AGAMREE®

On June 19, 2023, we entered into the AGAMREE® License Agreement and the Investment Agreement with Santhera. Under the AGAMREE® License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE® (vamorolone), a novel corticosteroid for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, following approval of the NDA for the drug, on October 26, 2023, we became obligated to make a milestone payment of $36 million to Santhera, $26 million of which Santhera has advised us was used to make milestone payments to third parties. The $36 million payment was made during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties. In addition to the rights to commercialize the product in North America, the AGAMREE® License Agreement provides us with the right of first negotiation for AGAMREE® in Europe and Japan should Santhera pursue partnership opportunities in those territories. Additionally, we will hold the North American rights to any future approved indications for AGAMREE®

Concurrently with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s post-reverse split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume weighted average price prior to signing), with the approximately $15.7 million USD in equity investment proceeds, inclusive of the approximately $13.5 million USD fair value of the investment in Santhera and approximately $2.2 million USD of transaction costs included in acquired in-process research and development, to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. At February 26, 2024, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 11.36 per share.

Intellectual Property Protections for AGAMREE®

AGAMREE® is protected by six Orange Book listed patents with expiration dates ranging from May 2029 to July 2040. The Orange Book listed patents are as follows:

U.S. Patent No.	Indication	Expiration Date

10,857,161	Non-hormonal steroid modulators of NF-kB for treatment of disease	May 28, 2029

8,334,279	Non-hormonal steroid modulators of NF-.kappa.B for treatment of disease	May 28, 2029

11,471,471	Aqueous oral pharmaceutical suspension compositions	March 17, 2040

11,382,922	Aqueous oral pharmaceutical suspension compositions	July 16, 2040

11,690,853	Non-hormonal steroid modulators of NF-kb for treatment of disease	March 7, 2033

11,833,159	Non-hormonal steroid modulators of NF-kb for treatment of disease	May 28, 2029

In addition, vamorolone is covered by pending and issued patents in Canada and Mexico.

AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also enjoys Orphan Drug Exclusivity expiring in October 2030. The Company has also requested Patent Term Extension and will update the relevant expiration date in the Orange Book upon a final determination by the USPTO. The earliest a generic could file an ANDA is October 26, 2027. If we were to pursue a patent infringement action if any such ANDA challenges any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of the ANDA until April 26, 2031.

Duchenne Muscular Dystrophy

Duchenne Muscular Dystrophy, or DMD, is an x-linked genetic disorder characterized by progressive muscle degeneration and weakness due to the alterations of a protein called dystrophin that helps keep muscle cells intact. DMD is the most common of four conditions known as dystrophinopathies, with the others being Becker Muscular Dystrophy, or BMD, a mild form of DMD; an intermediate clinical presentation between BMD and DMD, and DMD-associated dilated cardiomyopathy (heart disease), with little or no clinical skeletal, or voluntary, muscle disease.

DMD symptom onset is in early childhood, usually between the ages of 2 and 3. The disease primarily affects boys, but in rare cases can affect girls. For girls who are carriers, about 2.5 to 20 percent may have mild symptoms. In the United States, the incidence of DMD is estimated to be about 1 in 3,600 live male births.

DMD causes muscle weakness that worsens over time, and common symptoms include:

•	Progressive muscle weakness and atrophy that begins in the legs and pelvis, occurring less severely in the arms, neck, and other areas of the body.

•	Calf muscle hypertrophy (increase in muscle size).

•	Difficulty climbing up stairs.

•	Difficulty walking that gets worse over time.

•	Frequent falls.

•	Waddling gait (walk).

•	Toe walking.

•	Fatigue.

Other common symptoms of DMD include:

•	Cardiomyopathy.

•	Breathing difficulties and shortness of breath.

•	Cognitive impairment and learning difficulty.

•	Delayed speech and language development.

•	Developmental delay.

•	Scoliosis.

•	Short stature.

DMD is caused by a mutation in the gene that gives instructions for a protein called dystrophin. Dystrophin is a critical part of the dystrophin-glycoprotein complex (DGC), which plays an important role as a structural unit of muscle. In DMD, both dystrophin and DGC proteins are missing, which ultimately leads to the death of muscle cells. People with DMD have less than 5% of the normal quantity of dystrophin needed for healthy muscles. As people with DMD age, their muscles can’t replace dead cells with new ones, and connective and adipose (fat) tissue gradually replace muscle fibers.

DMD has X-linked recessive inheritance, but about 30% of cases happen spontaneously with no family history of the condition. X-linked diseases are located on the X chromosome. Recessive inheritance means that when there are two copies of the responsible gene, both copies must have a pathogenic variant or mutation in order for a person to have the condition. Since males only have one X chromosome, any mutation in the dystrophin gene on that chromosome is expected to cause DMD.

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

During October 2023, we were informed by Endo that it is discontinuing work on the collaboration for development and commercialization of vigabatrin and that it wished to terminate the arrangement. The end of the collaboration did not have a material impact on our consolidated financial statements.

Manufacturing and Supply

We are licensed in Florida as a virtual drug manufacturer, which means that we have no in-house manufacturing capacity, and we are obligated to rely on contract manufacturers and packagers. We have no plans to build or acquire the manufacturing capability needed to manufacture any of our research materials or commercial products, and we expect that our drug products and drug substances will be prepared by contractors with suitable capabilities for these tasks and that we will enter into appropriate supply agreements with these contractors at appropriate times in the development and commercialization of our products. Because we will use contractors to manufacture and supply our products, we will be reliant on such contractors. Further, the contractors selected would have to be inspected by the FDA and found to be in substantial compliance with federal regulations in order for an application for one of our drug candidates to be approved, and there can be no assurance that the contractors we select would pass such an inspection.

FIRDAPSE®

We have entered into agreements with a supplier of the active pharmaceutical ingredient (API) contained in FIRDAPSE® for future requirements and we have contracted with third-party contract manufacturers who manufacture FIRDAPSE® tablets for us.

FYCOMPA®

Under our Supply Agreement with Eisai, Eisai has agreed to manufacture and supply to us finished bulk FYCOMPA® tablets for a seven year period that will run through at least the end of 2029. In addition, Eisai has assigned to us third-party manufacturing contracts related to final packaging of bulk FYCOMPA® tablets and also the manufacture of the oral solution formulation.

AGAMREE®

Under our License and Collaboration Agreement with Santhera, we have agreed to purchase supplies of AGAMREE® from Santhera until January 1, 2026, after which we have the right, but not an obligation, to contract with outside, third-party manufacturers for the manufacture and supply of AGAMREE®.

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

Competition

The pharmaceutical industry is intensely competitive, and any product candidate developed or licensed by us would likely compete with currently marketed and potentially new drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of orphan diseases. Many of these organizations have substantially greater financial, technical, marketing and manufacturing resources than we have.

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

Finally, we are aware that amifampridine has been available from compounding pharmacies for many years and likely remains available, even though we have obtained FDA approval of FIRDAPSE® and federal law, as discussed below, generally prohibits compounding “essentially copies” of commercially available drugs unless those drugs are on the FDA’s published drug shortages list. Compounded amifampridine is likely to be substantially less expensive than FIRDAPSE®. The Food and Drug Administration Modernization Act of 1997 included a new section, which clarified the status of pharmacy compounding under Federal law. Under Section 503A, drug products that are lawfully compounded by a pharmacist or physician for an individual patient may be entitled to exemptions from three key provisions of the FDCA: (1) the adulteration provision of section 501(a)(2)(B) (concerning FDA’s cGMP regulations); (2) the misbranding provision of section 502(f)(1) (concerning the labeling of drugs with adequate directions for use); and (3) the new drug provision of section 505 (concerning the approval of drugs under NDAs or ANDAs).

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

In 2013, Congress removed the unconstitutional advertising provisions in Section 503A when it passed the Drug Quality and Security Act of 2013 (DQSA), Title I (The Compounding Quality Act), rendering Section 503A enforceable in all states. The DQSA also created “outsourcing facilities” under Section 503B of the FDCA, which are drug compounders that voluntarily register with FDA and may produce compounded formulations for office use (at least one of which must be sterile), but must comply with FDA’s cGMP regulations and other requirements set forth in Section 503B. Section 503B outsourcing facilities may also only compound from bulk substances if the product is on FDA’s drug shortage list, or the substance is on FDA’s Section 503B interim and final 2013 list of bulk substances that may be used in compounding (i.e., the Section 503B bulk substances list 1). The active pharmaceutical ingredient in FIRDAPSE® is not currently included in the FDA’s interim or final Section 503B list of bulk substances that may be used in compounding, nor has it been nominated for its inclusion.

While the FDA has been enforcing Section 503A since its re-enactment, compounders may still compound “near copies” (but not “essentially copies”) of approved drug products, under Section 503A, so long as the prescriber makes a change to the compounded formulation that produces for that patient a significant difference between the commercially available drug and the compounded version. Section 503A compounders may also copy commercially available products if they do not do so in “regular or inordinate amounts.” In January 2018, FDA published a Final Guidance document titled, “Compounded Drug Products That Are Essentially Copies of a Commercially Available Drug Product Under Section 503A of the Federal Food, Drug, and Cosmetic Act.” This Final Guidance sets forth FDA’s enforcement policy concerning those compounders that make essentially copies of commercially available drug products. FDA has defined the term “regular or inordinate” in the Final Guidance to mean: “a drug product that is essentially a copy of a commercially available drug product is compounded regularly or in inordinate amounts if it is compounded more frequently than needed to address unanticipated, emergency circumstances, or in more than the small quantities needed to address unanticipated, emergency circumstances.” FDA has further stated it will not take enforcement action, considering all the facts and circumstances, against a compounder that compounds less than four “essentially copies” of a commercially available drug product in a calendar month.

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

AGAMREE®

The market for DMD treatment is highly competitive, with multiple lines of treatment and medications, both name brand and generic. The first-line treatment has long been corticosteroids. On February 9, 2017, the FDA approved Emflaza (deflazacort), a corticosteroid marketed by PTC Therapeutics for the treatment of DMD in patients 5 years old and older. Glucocorticoids are also used, with such drugs being seen as delaying the development of scoliosis and reducing the need for surgery. In September 2016, the FDA granted accelerated approval of Eteplirsen, an “exon skipping” drug that targets a section of DNA called exon 51. Alaluren is an orally administered drug being developed for the treatment of genetic defects caused by what are known as “nonsense mutation”, a condition suffered by 10-15% of DMD patients and is currently approved in the United Kingdom and European Union. In December 2019, Vyondys 53, an “exon skipping” drug that targets a section of DNA called exon 53, and in August 2020, Viltespo, also an “exon skipping” drug that targets a section of DNA called exon 53, was also approved. Exon 53 skipping may help up to 8% of DMD patients. In addition, there are many companies who have announced plans for pre-clinical candidates and clinical development for the treatment of DMD, including gene transfer or gene editing therapies. The status of clinical development is unknown for many of these compounds, but as other companies continue to pursue development and approval of products for the treatment of DMD, their products may or may not prove to be safer and/or more efficacious than AGAMREE®.

Factors affecting competition generally

In general, our ability to compete depends in large part upon:

•	our ability to complete clinical development and obtain regulatory approvals for our drug candidates;

•	the demonstrated efficacy, safety and reliability of our drug candidates;

•	the timing and scope of regulatory approvals;

•	product acceptance by physicians and other health care providers;

•	the willingness of payors to cover and reimburse for our product;

•	protection of our proprietary rights and the level of generic competition;

•	the speed at which we develop drug candidates;

•	our ability to supply commercial quantities of a product to the market;

•	our ability to obtain reimbursement from private and/or public insurance entities for product use in approved indications;

•	our ability to recruit and retain skilled employees; and

•	the availability of capital resources to fund our development and commercialization activities, including the availability of funding from the federal government.

Business Development

Following our recent acquisition of the U.S. rights to FYCOMPA® and the North American rights for AGAMREE®, we are continuing to work to broaden and diversify our product portfolio through acquisitions of clinically differentiated and adequately de-risked opportunities, with a keen focus on products to treat rare (orphan) CNS, and adjacent rare (orphan) therapeutic categories. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. To accomplish these priorities, we are continuing to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating assets. We believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near, mid and long-term. In that regard, we are currently exploring several additional potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license or acquire commercialized drug products or drug products in development. However, no additional definitive agreements have been entered into to date and there can be no assurance that our efforts to continue to broaden and diversify our product portfolio will be successful.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, record-keeping, promotion, storage, advertising, sale, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the United States.

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

•

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or individuals with the disease or condition to be studied under the supervision of one or more qualified investigators in accordance with federal regulations and GCP.

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

United States Review and Approval Process

FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before filing it. The FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2024 this fee is $4,048,695), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to an annual program fee, which for FDA fiscal year 2024 is $416,734 per prescription drug product. User fees typically increase annually. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

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

Controlled Substance Regulations

Drugs and other substances are subject to scheduling as a controlled substance under the Controlled Substances Act (CSA) depending on the drug’s potential for abuse. The CSA and regulations promulgated by the Drug Enforcement Administration (DEA) impose certain requirements on controlled substances that are pharmaceutical products approved by FDA related to manufacturing, import, export, distribution and dispensing of such substances. These include registration, security, recordkeeping and reporting requirements. The CSA and regulations classify controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may classified in Schedule II, III, IV or V, depending on the potential for abuse and psychological or physical dependence. Schedule II substances are defined as having the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. FYCOMPA® is a Schedule III drug (DEA Controlled Substance Code 2261), which means that the DEA has determined that (i) it has a potential for abuse less than the drugs or other substances in Schedules I and II, (ii) it has a currently accepted medical use in treatment in the United States, and (iii) abuse may lead to moderate or low physical dependence or high psychological dependence.

Manufacturing, distributing and dispensing of Schedule III drugs are subject to specific regulatory requirements including limits on amounts that may be imported. In addition to federal regulations, the states have established separate regulations and requirements for controlled substances relating to manufacturing, storage, distribution and physician prescription procedures, including in some cases limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, and dispensing for FYCOMPA® are required to maintain necessary DEA registrations and state licenses and comply with the regulatory requirements. The DEA and the relevant state agencies periodically inspect facilities for compliance with its rules and regulations.

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

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV notification is filed. If there is no listed patent in the Orange Book, there cannot be a Paragraph IV certification, and, thus, no ANDA can be filed before the expiration of the exclusivity period.

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

If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product have expired. Further, the FDA also will not approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity has expired, for example: five-year exclusivity period for obtaining approval of an NCE; or three-year exclusivity period for an approval based on new clinical trials; or pediatric exclusivity, listed in the Orange Book for the referenced product.

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2024, the application fees are $252,453 per ANDA application. In addition, there are facility fees based on the location of the finished dosage form facility and active pharmaceutical ingredient facility, and an annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

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

Pharmaceutical pricing and reimbursement

In both United States and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as Medicare and Medicaid, managed care organizations, private commercial health insurers and pharmacy benefit managers (PBMs). Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic or other studies in order to further demonstrate the value of our products. Even with the availability of such studies, our products may be considered less safe, less effective or less cost-effective than alternative products, and third-party payors may not provide coverage and reimbursement for our drug candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010 (Affordable Care Act) and the Inflation Reduction Act of 2022 (IRA).

We anticipate that in the United States, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:

•	public transparency on qualifying prices of newly launched drugs, price increases and/or discounting to better inform purchasers;

•	additional controls on government-funded reimbursement for drugs;

•	controls on healthcare providers;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	reform of drug importation laws;

•	entering into contractual agreements with payors; and

•	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

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

Third-Party Reimbursement in the United States

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and PBMs. Decisions regarding the extent of coverage and the amount of reimbursement are expected to be made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Particularly given the rarity of LEMS, our experience has been that securing coverage and appropriate reimbursement from third-party payors requires targeted education and highly skilled insurance navigation experts that have experience with rare disease launches and medical exception processes at insurance companies to provide patient coverage for important rare disease therapies. To that end, we have engaged a dedicated team of field-based market access account managers and reimbursement experts as well as a patient service center staffed with experienced personnel focused on ensuring that clinically-qualified patients have access to our products.

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

Anti-Kickback, False Claims Laws & the Prescription Drug Marketing Act

In addition to FDA restrictions on marketing of drug products, other state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and patients, prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Additionally, a violation of the federal anti-kickback statute can serve as a basis for liability under the federal civil false claims act.

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

Other federal statutes pertaining to healthcare fraud and abuse include the Civil Monetary Penalties Law statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier, and the additional federal criminal health care fraud statute created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates, their covered subcontractors and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Pursuant to the Physician Payment Sunshine Act, the Centers for Medicare & Medicaid Services (CMS) issued a final rule that requires certain manufacturers of approved prescription drugs that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to collect and report information on payments or transfers of value to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, certain other health care professionals such as physician assistants, and certain types of advanced practice nurses, and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The information reported each year is made publicly available on a searchable website. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products, to report gifts and payments to individual physicians in these states or to report certain pricing information, including price increases and the price of newly launched drugs. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, several states, including California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Additionally, we may also be subject to state laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on businesses to which it applies, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data, although it exempts some data processed in the context of clinical trials. In addition, the California Privacy Rights Act of 2020 (CPRA), which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the United States Prescription Drug Marketing Act (PDMA), a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act (DSCSA), has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. The DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to eventually establish an electronic interoperable prescription product to system to identify and trace certain prescription drugs distributed in the United States and preempts existing state drug pedigree laws and regulations on this topic. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers, although FDA regulations addressing wholesale distributors and third-party logistics providers have not yet been promulgated. We serialize our product at both the package and homogeneous case level, pass serialization and required transaction information to our customers, and believe that we comply with all such requirements.

Government Programs for Marketed Drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services (HHS). CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (AMP) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. The rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap is eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug. For non-innovator products, generally generic drugs marketed under approved ANDAs, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non- innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (HRSA) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information. Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D enrollees paid 25% of brand drug costs after they reach the initial coverage limit—the same percentage they were responsible for before they reached that limit—thereby closing the coverage gap. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. Beginning in 2025, the IRA eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided.

The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026, and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our business.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the VA, DoD, the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (FCP), which is at least 24% below the Non-Federal Average Manufacturer Price (Non-FAMP) for the prior year.

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

Tricare Retail Pharmacy Network Program

The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs, generally drugs approved under NDAs or biologics approved biologics license applications (BLAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs or BLAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers ranged from $2.5 billion to $4.1 billion, and has remained at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.

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

Employee Profile

As of February 28, 2024, we had approximately 167 employees, approximately 105 of whom are in our commercial organization, approximately 30 of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several full-time consultants who primarily work with our commercial organization. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

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

Diversity, Equity and Inclusion

Our goal is a diverse and inclusive workforce – not because it is the right thing to do but because we believe that such a workforce is key to our long-term success. Approximately 57% of our employees are female. At the leadership level (employees at manager and above) approximately 58% are female, and one of seven members of our C-suite is female.

Communication and Engagement

We focus on engagement with our employees as we believe an engaged workforce is key to our success and to the success and wellbeing of our employees. We hold regular in-person meetings with our sales staff, which serve to bring together and energize our staff. In addition, we are always looking for new and different ways to further engage our staff as a team and individually.

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

•

Our success depends on the successful commercialization of our products. To the extent that our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.

•

Our drug products may fail to receive the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business.

•	Our strategy of seeking to acquire or in-license innovative technical platforms or earlier stage drug development programs outside of the neuromuscular disease space may not be successful.

•	Our business may require additional capital.

•

Because the target patient populations for FIRDAPSE® and AGAMREE® are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

•	Because of risks associated with taking FYCOMPA®, potential patients may be reluctant to start treatment with FYCOMPA® or may discontinue use.

Risks Related to the Development of Additional Drug Products and Indications

•	Failure can occur at any stage of our drug development efforts.

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

•

Changes to the ODA or successful legal challenges to the FDA’s interpretation of the ODA may affect our ability to obtain or subsequently maintain orphan drug exclusivity or may affect the scope orphan drug exclusivity for our products.

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

•	Whether we will be successful in our litigation to enforce our patents against Paragraph IV challengers who have filed relating to FIRDAPSE® and FYCOMPA®.

•	There is a risk that our patents may not protect our products from generic competition.

•	Our success will depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

We received approval for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) from the FDA in November 2018; in January 2023, we completed our acquisition of FYCOMPA® for the treatment of (i) partial-onset seizures with or without secondary generalized seizures in people with epilepsy four years of age and older, and (ii) for the treatment of primary generalized tonic-clonic seizures in people with epilepsy twelve years of age and older from Eisai; and in October 2023, we received approval for AGAMREE® for the treatment of Duchenne Muscular Dystrophy (DMD). We invest a significant amount of effort and financial resources in the commercialization of these drug products in the U.S. The ability for us to generate net product revenues from our drug products will depend on the size of the markets, the numbers of competitors in such markets and numerous other factors, including:

•	successfully establishing and maintaining effective sales, marketing, and distribution systems in jurisdictions in which our drug products are approved for sale;

•

successfully establishing and maintaining commercial third-party manufacturers and having adequate commercial quantities of our drug products manufactured at acceptable cost and quality levels, including maintaining current good manufacturing practice (cGMP) and quality systems regulation standards required by various regulatory agencies;

•	broad acceptance of our drug products by physicians, patients and the healthcare community;

•	the acceptance of pricing and placement of our drug products on payors’ formularies and the associated tiers;

•	effectively competing with other approved or used medicines and future compounds in development;

•	continued demonstration of safety and efficacy of our drug products in comparison to competing products; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

Our drug products may fail to receive the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business.

Our drug products may fail to gain sufficient market acceptance by physicians, patients, third-party payors, or others in the medical community. If any of our drug products do not achieve an adequate level of acceptance, we may not generate significant net product revenue or become profitable. The degree of market acceptance of our drug products is dependent on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments, including the convenience and ease, or duration of administration;

•	the prevalence and severity of any side effects;

•	the acceptability of the price of our drug products relative to other treatments;

•	the content of the approved product labels and our ability to make compelling product claims;

•	the effectiveness and adequacy of our and our collaboration partner’s sales and marketing efforts;

•	the patients’ out-of-pocket costs in relation to alternative treatments;

•	the breadth and cost of distribution support;

•	the effectiveness of our patient assistance and support programs;

•	the availability of third-party payor coverage and adequate reimbursement; and

•	any restrictions on the use of our drug products together with other medications.

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

Because the target patient population for several of our products are small, we must achieve significant market share and obtain relatively high per-patient prices for those products to achieve meaningful gross margins.

Our products target diseases with a small patient population. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. Typically, drugs for conditions with small prevalence have higher prices in order to generate a return on investment, and as a result, the per-patient prices at which we sell our products are relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins, and, in the case of FIRDAPSE®, high per patient prices could drive physicians to seek out compounding pharmacies to provide compounded amifampridine to fill their prescriptions rather than FIRDAPSE®, thereby lowering the FIRDAPSE® market share or penetration in the market. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for FIRDAPSE® for diseases with small patient populations. Further, even if we obtain significant market share for FIRDAPSE®, because the potential target populations are very small, we may not be able to maintain profitability despite obtaining such significant market share. Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.

Because of risks associated with taking FYCOMPA®, potential patients may be reluctant to start treatment with FYCOMPA® or may discontinue use.

FYCOMPA®’s labeling has a boxed warning noting that some people taking the drug have undergone serious psychiatric and behavioral changes. These events occurred in people who had no history of such issues, as well as people who had such a history. The psychiatric changes included mood changes like euphoric mood, anger, irritability, aggression, belligerence, agitation, and anxiety, as well as psychosis (acute psychosis, hallucinations, delusions, paranoia) and delirium (delirium, confusional state, disorientation, memory impairment). Behavioral changes included physical assault and homicidal ideation and/or threats. While these side effects are rare, their existence may cause reluctance on the part of patients or providers to start or continue treatment.

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

We are licensed in Florida as a virtual drug manufacturer, which means we have no in-house manufacturing capacity and we will be obligated to rely on contract manufacturers and packagers. We cannot be sure that we will successfully manufacture any product, either independently or under manufacturing arrangements, if any, with third-party manufacturers. Moreover, if any manufacturer should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. Manufacturers, and in certain situations their suppliers, are required to comply with current NDA commitments and current good manufacturing practices (cGMP) requirements enforced by the FDA, and similar requirements of other countries. The failure by a manufacturer to comply with these requirements could affect its ability to provide us with product. Although we intend to rely on third-party contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP. In addition, if, during a preapproval inspection or other inspection of our third-party manufacturers’ facility or facilities, the FDA determines that the facility is not in compliance with cGMP, any of our marketing applications that lists such facility as a manufacturer may not be approved or approval may be delayed until the facility comes into compliance with cGMP and completes a successful re-inspection by the FDA.

Any manufacturing problem, natural disaster, or epidemic, affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we will be reliant on third parties to supply the raw materials needed to manufacture our products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of sales and result in lost sales. If our suppliers were to be unable to supply us with adequate supply of our drugs, it could have a material adverse effect on our ability to successfully commercialize our drug candidates.

We could be impacted by the viability of our suppliers.

We source FIRDAPSE® from more than one supplier, and we have entered into contracts with our suppliers that contractually obligate them to meet our requirements. However, if our suppliers cannot or will not meet our requirements (for whatever reason), our business could be adversely impacted.

We are dependent on our licensing partners for supplies of FYCOMPA® and AGAMREE®

Through our agreements with Eisai for FYCOMPA® and Santhera for AGAMREE®, we have agreed to purchase our supplies of each product through such companies. If either company were unable to supply sufficient supplies of drug product, our business would be adversely impacted, whether we would be required to work with these companies to resume supplies or whether we would be required to search for a sufficient third-party supplier.

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

The commercial success of our drug products will depend substantially on the extent to which the cost of those products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third-party payors. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS). CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. If reimbursement is not available, or is available only to limited levels, we may not be able to continue to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to establish and maintain pricing sufficient to realize a meaningful return on our investment.

The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. There have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, in December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for line extensions that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Additionally, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs on a unit of drug is eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. Additionally, the Budget Control Act which, subject to certain temporary suspension periods, imposed 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. These cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

The pricing of pharmaceutical products, in general, and of specialty drugs, in particular, has been a topic of concern in the United States Congress, where hearings have been held on the topic, and several bills have been introduced proposing a variety of actions to restrain the prices of drugs. Several healthcare reform proposals recently culminated in the enactment of the IRA, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of our products and product candidates. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future and to what extent these or any future legislation or regulations will have on our business, including market acceptance, and sales, of our products and product candidates.

We cannot predict how any such laws or regulations, or new laws or regulations that have yet to be proposed, will affect the pricing of our product, of orphan drugs generally, or of pharmaceutical products generally.

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs. In some states, laws have been enacted to encourage importation of lower cost drugs from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and FDA authorized the first such plan in Florida in January 2024. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could have a material adverse effect on our business, operations and financial condition.

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

In other countries where FIRDAPSE®, FYCOMPA®, AGAMREE®, or any other product we may acquire or license may be marketed, we will also be subject to regulatory requirements governing human clinical studies, trials and marketing approval for drugs. The requirements governing the conduct of clinical studies, trials, product licensing, pricing and reimbursement varies widely from country to country.

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

We rely, and intend to continue to rely, on third-party suppliers and contract manufacturers to provide us with materials for our clinical trials and commercial-scale production of our products. These suppliers and manufacturers must continuously adhere to cGMP, DEA, and state regulations for controlled substances, as well as any applicable corresponding manufacturing regulations outside of the United States. In complying with these regulations, we and our third-party suppliers and contract manufacturers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping, and quality control to assure that our products meet applicable specifications and other regulatory requirements. Failure to comply with these requirements could result in an enforcement action against us, including warning letters, the seizure of products, suspension or withdrawal of approvals, shutting down of production, and criminal prosecution. Any of these third-party suppliers or contract manufacturers will also be subject to inspections by the FDA, DEA, state and other regulatory agencies. If any of our third-party suppliers or contract manufacturers fail to comply with cGMP or other applicable manufacturing regulations and requirements related to registration, security, recordkeeping and reporting of controlled substances, our ability to develop, commercialize, manufacture and distribute our products could suffer significant interruptions and delays.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product ourselves, including:

•	reliance on the third-party for regulatory compliance and quality assurance;

•	reliance on the continued financial viability of the third parties;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	impact on our reputation in the marketplace if manufacturers of our products fail to meet the demands of our customers;

•	the possible breach of the manufacturing agreement by the third-party because of factors beyond our control; and

•	the possible termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

Legislative and regulatory proposals have been made to expand post-approval requirements, restrict sales and promotional activities for pharmaceutical products, and with respect to orphan drug designation and exclusivity. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements. Delays in feedback from the FDA may affect our ability to quickly update or adjust the conditions of use reflected in our label. We cannot predict whether other legislative changes will be adopted or how such changes would affect the pharmaceutical industry generally and specifically the commercialization of FIRDAPSE® and any other products we develop.

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

Changes to the ODA or successful legal challenges to the FDA’s interpretation of the ODA may affect our ability to obtain or subsequently maintain orphan drug exclusivity or affect the scope of orphan drug exclusivity for our products.

There can be no assurance that the designation and/or exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes (if made) on us. For example, the United States Congress could pass, and the President could sign, legislation to effectively overturn the decision of the U.S. Court of Appeals for the 11th Circuit overturning the FDA’s approval of RUZURGI®, and such legislation, if passed and signed into law, could retroactively affect the outcome of the 11th Circuit decision. Notwithstanding, since we now hold the U.S. rights to RUZURGI®, these legislative efforts will have no effect on our FIRDAPSE® business.

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

The orphan drug exclusivity contained in the ODA has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. Furthermore, the FDA’s interpretations of the ODA have been successfully challenged in court and future court decisions could continue that trend. There can be no assurance that the exclusivity granted in the ODA to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products, if approved.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, enablement, written description, or patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution.

Third parties may also raise similar validity claims before the USPTO in post-grant proceedings, such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our products, or current or future product candidates. Such a loss of patent protection could harm our business.

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

Risks associated with our pending Paragraph IV litigation

As noted throughout this report, we are presently litigating several Paragraph IV challenges relating to two of our products, FIRDAPSE® and FYCOMPA®. If we are not successful in our litigation to enforce our patents against these Paragraph IV challengers, it could have a material adverse effect on our business and financial condition.

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

We are increasingly dependent on information technology (IT) systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our IT systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware, phishing, and other cyber-attacks. Our information security systems and those of our third-party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer negative impact to our reputation, financial loss and be subject to regulatory fines and penalties. In addition, breaches and other unauthorized data access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third-party partners due to COVID-19 and related public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and IT systems, such measures may not prevent such events. Significant disruptions of our IT systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for biopharmaceutical companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	developments concerning our clinical studies and trials and our pre-clinical studies;

•	status of regulatory requirements for approval of our drug candidates;

•	adverse publicity regarding the pricing our drug products;

•	announcements of product development successes and failures by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	adverse changes in the abilities of our third-party manufacturers to provide drug or product in a timely manner or to meet FDA requirements;

•	challenges to our intellectual property which could affect our products, such as the currently pending litigation involving Paragraph IV challenges to FIRDAPSE® and FYCOMPA®;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or unanticipated variations in operating results;

•	changes in laws regarding FDA approval;

•	expiration or termination of licenses (particularly our FIRDAPSE® License Agreement), research contracts, or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	changes in the market valuations of similar companies;

•	changes in pharmaceutical company regulations or reimbursements for pharmaceutical products as a result of healthcare reform or other legislation;

•	changes in economic conditions; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders, or the perception that such sales may occur.

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

Certain provisions of our certificate of incorporation and by-laws, and applicable provisions of Delaware corporate law, may make it more difficult for or prevent a third-party from acquiring control of us or changing our Board of Directors and management. These provisions include:

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

In addition, Section 203 of the Delaware General Corporation Law generally prohibits us from engaging in a business combination with any person who owns 15% or more of our common stock for a period of three years from the date such person acquired such common stock, unless Board or stockholder approval is obtained. These provisions could make it difficult for a third-party to acquire us, or for members of our Board of Directors to be replaced, even if doing so would be beneficial to our stockholders.

Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Future sales of our common stock may cause our stock price to decline.

As of February 26, 2024, we had 117,863,258 shares of our common stock outstanding, of which 7,296,124 shares were held by our executive officers and directors. This includes the 10 million shares of our common stock that we sold in a public offering that closed on January 9, 2024. We also had outstanding: (i) stock options to purchase an aggregate of 14,414,654 shares at exercise prices ranging from $2.11 to $19.02 (9,025,987 of which are currently exercisable); and (ii) restricted stock units for 622,816 shares of common stock (none of which are currently vested).

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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We release earnings guidance from time to time in our quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. For example, in light of our acquisition of an exclusive license for North America for vamorolone in July 2023, you are cautioned not to place undue reliance on any guidance issued prior to such acquisition.

The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would likely decline.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth under the header “Item 1A – Risk Factors” from our filings with the SEC could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are a part of our decision-making processes at every level. Our risk management team works closely with our Information Technology (IT) team including our IT and cybersecurity vendors to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our Chief Legal and Compliance Officer (CLCO) and our Chief Operating Officer (COO) and on an ongoing basis by our IT professionals. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Legal and Compliance Officer (CLCO), our Chief Operating Officer (COO), and our IT personnel. In their time with our company, our CLCO and our COO have become increasingly involved in investigating, responding to, and mitigating cybersecurity incidents and intrusion attempts. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CLCO and our COO oversee our governance programs, test our compliance with standards, remediate known risks, and oversee or lead our employee training program.

The CLCO and the COO regularly inform our CEO and CFO of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing our company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Monitor Cybersecurity Incidents

Our CLCO, our COO, and our IT personnel are periodically informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CLCO and COO implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CLCO and COO, along with our IT personnel, are equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Management’s Role Managing Risk

The CLCO and the COO play a pivotal role in informing the Board of Directors about cybersecurity risks. They provide comprehensive briefings to the Board of Directors, with a minimum frequency of not less than once per year. These briefings encompass a broad range of topics, including:

•	Current cybersecurity landscape and emerging threats;

•	Status of ongoing cybersecurity initiatives and strategies;

•	Incident reports and learnings from any cybersecurity events; and

•	Compliance with regulatory requirements and industry standards.

In addition, at regular meetings of the Board, the Board members, including the CEO, and the CLCO and COO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Board members actively participate in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. The Board of Directors conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Board of Directors Oversight

The Board of Directors as a group is responsible for oversight of cybersecurity risks and bears the primary responsibility for oversight of this domain. The Board of Directors is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Item 2.	Properties

We currently operate our business in 10,700 square feet of leased office space in Coral Gables, Florida. Our current annual rent is approximately $0.5 million.

Item 3.	Legal Proceedings

Paragraph IV Patent Litigation

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each alleged that the six patents listed in the FDA Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDAs until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against the manufacturer in November 2023.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patent estate will protect FIRDAPSE® from generic competition.

On February 20, 2023, we received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to us later in February with a similar certification for the tablet formulation for FYCOMPA®, the fourth such certification for this formulation. Both of these letters were Paragraph IV certifications of non-infringement, non-validity, and unenforceability to the ‘497 patent for FYCOMPA® but each application, like the previous Paragraph IV notices from ANDA filers, for FYCOMPA® tablets does not challenge the ‘571 patent. Accordingly, the FDA may not approved any ANDA prior to expiration of the ‘571 patent, including patent term extension. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30 month stay for each application.

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

Performance Graph

The graph below matches Catalyst Pharmaceuticals, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the Russell MicroCap index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

	12/18	12/19	12/20	12/21	12/22	12/23
Catalyst Pharmaceuticals, Inc.	100.00	195.31	173.96	352.60	968.75	875.52
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
Russell MicroCap	100.00	122.43	148.10	176.73	137.93	150.80
NASDAQ Biotechnology	100.00	125.11	158.17	158.20	142.19	148.72

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “CPRX.” The closing sale price for the common stock on February 26, 2024 was $14.18. As of February 26, 2024, there were 17 holders of record of our common stock, which includes custodians who hold our securities for the benefit of others.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Equity compensation plans approved by security holders (1)	14,177,488	$7.73	1,801,949	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	14,177,488	$7.73	1,801,949

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

During the fiscal year ended December 31, 2023, we did not repurchase any of our common stock. Approximately $21 million remains available under the Share Repurchase Program as of December 31, 2023.

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

•	Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the 2023 fiscal year.

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

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements, and our outstanding commitments, if any.

•

Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We utilize concerted diligence efforts in search of therapies that will improve the lives of those who suffer from rare or difficult to treat diseases. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children ages six and up. Further, on January 24, 2023, we closed our acquisition of FYCOMPA® and are now also marketing that product in the United States. FYCOMPA® (perampanel) CIII is a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. Finally, on July 18, 2023, we closed our acquisition of an exclusive license for North America for vamorolone, a novel corticosteroid treatment for patients suffering from Duchenne Muscular Dystrophy (DMD). On October 26, 2023, the FDA approved AGAMREE® (vamorolone) oral suspension 40 mg/ml for the treatment of DMD. We are currently planning the commercial launch of AGAMREE® in the United States during the first quarter of 2024.

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

We sell FIRDAPSE® through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 35 field personnel, including sales (Regional Account Managers), thought leader liaisons, patient assistance and insurance navigation support (Patient Access Liaisons), and payor reimbursement (National Account Managers). We also have a field-based force of 10 medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®.

Additionally, for the last few years we have contracted with an experienced inside sales agency that works to generate leads through telemarketing to targeted physicians. This inside sales agency allowed our sales efforts to not only reach the neuromuscular specialists who regularly treat LEMS patients, but also the roughly 9,000 neurology and neuromuscular healthcare providers that may be treating a LEMS patient who can benefit from FIRDAPSE®. However, effective January 1, 2024 we have terminated that arrangement. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient with small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

Finally, we are continuing to expand our digital and social media activities to introduce our products and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including the Myasthenia Gravis Foundation of America and the National Organization for Rare Disorders) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. A co-pay assistance program designed to keep out-of-pocket costs to not more than $10 per month (currently less than $2 per month) is available for all LEMS patients with commercial coverage who are prescribed FIRDAPSE®. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE. Separately, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the United States. The notice letters each alleged that the six patents listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against this manufacturer in November 2023 in the U.S. District Court for the District of New Jersey.

We intend to vigorously protect and defend our intellectual property for FIRDAPSE® and, although there can be no assurance, we believe that our patent estate will protect FIRDAPSE® from generic competition.

On August 4, 2023, we submitted an sNDA to increase the indicated maximum daily dosage of FIRDAPSE® tablets from 80 mg to 100 mg for the treatment of LEMS. On October 13, 2023, we announced that the FDA had accepted for review our sNDA and assigned a Prescription Drug User Fee Act (PDUFA) action date of June 4, 2024. There can be no assurance that the FDA will approve our sNDA.

We are advised by our sub-licensee for FIRDAPSE® in Japan, DyDo Pharma, Inc. (DyDo), that on December 18, 2023, based on a preliminary favorable interim data analysis after six months into the safety phase of its registration study to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS, they filed a Japan NDA with the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan seeking approval to commercialize the product in Japan. The review period is expected to be approximately nine months from the submission date, and there can be no assurance that the NDA filing made by DyDo will be approved.

Further, upon acceptance of the Japan NDA by the PMDA, which occurred on December 18, 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently initiating plans to seek opportunities to expand FIRDAPSE®’s global footprint through strategic partnerships (with the current focus on the Asia Pacific and Latin American regions).

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

FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children four years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

On January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai an additional cash payment of $25 million if a requested patent extension for FYCOMPA® until June 8, 2026 was approved by the U.S. Patent and Trademark Office (USPTO), which did not occur. Finally, we agreed to pay Eisai royalty payments after patent protection for FYCOMPA® expires, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market.

In conjunction with the closing of the asset purchase, we entered into two additional agreements with Eisai; a TSA and a Supply Agreement. Under the TSA, a U.S. subsidiary of Eisai provided us with certain transitional services, and under the Supply Agreement, Eisai agreed to manufacture FYCOMPA® for us for at least seven years at prices listed in the Supply Agreement (to be updated on a yearly basis). As of December 31, 2023, the transition services under the TSA have been completed.

Initially, following the closing of the acquisition, we began to market FYCOMPA® in the U.S. through Eisai under the TSA as we built our FYCOMPA® marketing and sales team, and in May 2023, we took over the marketing program for FYCOMPA®. In that regard, we have hired approximately 35 sales and marketing personnel to support FYCOMPA®, most of whom previously worked in Eisai’s U.S. sales division marketing FYCOMPA®. We have also hired seven medical science liaisons to help us educate the medical community who treat epilepsy about scientific literature regarding epilepsy and FYCOMPA®.

We are supporting patients using FYCOMPA® through an Instant Savings Card Program. Through the program, eligible commercially insured patients could pay as little as $10 for their FYCOMPA® co-pay (with a maximum savings of $1,300 per year). The FYCOMPA® instant savings card program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE.

Patent protection for FYCOMPA® is primarily from two patents listed in the Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent) will expire May 23, 2025, including patent term extension. Although the Company had requested that the USPTO reconsider this expiration date in favor of a June 8, 2026 expiration date, the request for reconsideration of the agency’s patent term extension calculation was denied and the Company has exhausted its reasonable avenues for an extension of that patent term. The Company will update the Orange Book to reflect the May 23, 2025 expiration date at the appropriate time. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which expires on July 1, 2026. The ‘497 patent has been the subject of previous Paragraph IV certifications from three NDA filers.

On February 20, 2023, we received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to us later in February with a similar certification for the tablet formulation for FYCOMPA®, the fourth such certification for this formulation. Both of these letters were paragraph IV certifications of non-infringement, non-validity, and unenforceability of the ‘497 patent for FYCOMPA® but each application, like the previous Paragraph IV notices from ANDA filers, does not challenge the ‘571 patent. Accordingly, the FDA may not approve any ANDA prior to expiration of the ‘571 patent, including patent term extension. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30 month stay for each application.

AGAMREE®

On June 19, 2023, we entered into the AGAMREE® License Agreement and the Investment Agreement with Santhera. Under the AGAMREE® License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE® (vamorolone), a novel corticosteroid for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, following approval of the NDA for the drug, on October 26, 2023, we became obligated to make a milestone payment of $36 million to Santhera, $26 million of which Santhera has advised us was used to make milestone payments that they owe to third parties. The $36 million payment was made during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties. In addition to the rights to commercialize the product in North America, the AGAMREE® License Agreement provides us with the right of first negotiation for AGAMREE® in Europe and Japan should Santhera pursue partnership opportunities in those territories. Additionally, we will hold the North American rights to any future approved indications for AGAMREE®.

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s post-reverse split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume weighted average price prior to signing), with the approximately $15.7 million USD in equity investment proceeds, inclusive of the approximately $13.5 million USD fair value of the investment in Santhera and approximately $2.2 million USD of transaction costs included in acquired in-process research and development, to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. At February 26, 2024, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 11.36 per share.

DMD, the most common form of muscular dystrophy, is a rare and life-threatening neuromuscular disorder characterized by progressive muscle dysfunction, ultimately leading to loss of ambulation, respiratory failure, and fatality. Current standard treatment for DMD involves corticosteroids, which often come with significant side effects. It is estimated that between 11,000 and 13,000 patients in the U.S. are affected by DMD, with approximately 70% of patients currently receiving a corticosteroid treatment. Steroids are expected to remain the backbone of therapy for DMD patients and dosed concomitantly with other therapies.

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid with dissociative properties in maintaining efficacy that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In the pivotal VISION-DMD study, vamorolone met the primary endpoint Time to Stand (TTSTAND) velocity versus placebo (p=0.002) at 24 weeks of treatment and showed a good safety and tolerability profile. The most commonly reported adverse events versus placebo from the VISION-DMD study were cushingoid features, vomiting, and vitamin D deficiency. Adverse events were generally of mild to moderate severity.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. As part of the previously described transaction, Santhera has transferred the approved New Drug Application to us. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patents ages four years and older and on January 12, 2024, Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. On January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany.

We currently expect to launch AGAMREE® in the U.S. during the first quarter of 2024. We are incurring substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses, in preparation for the launch of the product in the U.S. We incurred a portion of such commercialization expenses during the fourth quarter of 2023 and we are incurring additional expenses during the first quarter of 2024. We anticipate minimal sales and marketing personnel expansion to market AGAMREE®, with approximately 10 additional commercial team members required, due to the synergy of this product within our existing neuromuscular franchise. We will support the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients.

We have established a joint steering committee with Santhera that will oversee the lifecycle management and development of AGAMREE® for additional indications beyond DMD. Under our AGAMREE® License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon rates.

To support the approval of AGAMREE®, a randomized, double-blind, placebo and prednisone-controlled multinational trial of vamorolone was carried out in 121 patients with DMD. The study included patients ages four to less than seven years of age at time of enrollment in the study who were corticosteroid naïve and ambulatory. The trial met the primary (time to stand velocity after 24 weeks for vamorolone, 6 mg/kg per day vs placebo) and several sequential secondary motor function endpoints. Study participants receiving vamorolone, 2 mg/kg per day, and vamorolone, 6 mg/kg per day, showed improvements in multiple functional endpoints over the 24-week treatment period as compared to placebo. The statistical thresholds for the primary outcome and several secondary outcomes for vamorolone treatment were met, and vamorolone demonstrated efficacy across both dose ranges. The differences in time to stand from supine velocity (TTSTAND) were clinically meaningful. The differences in 6-minute walk test (6MWT) were also clinically meaningful.

AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also enjoys Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by six Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension and will update the relevant expiration date in the Orange Book upon a final determination by the USPTO. The earliest a generic could file an ANDA is October 26, 2027. If we were to pursue a patent infringement action if any such ANDA challenges any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of the ANDA until April 26, 2031.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) Neurology product portfolio with innovative therapies that address critical unmet medical needs and expanding the geographical footprint of our existing products. In that regard, we are currently exploring clinically differentiated and adequately de-risked opportunities, with a keen focus on products to treat rare (orphan) central nervous system (CNS) and adjacent rare (orphan) diseases. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. We continue to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, no additional definitive agreements have been entered into to date, and there can be no assurance that these initiatives will be successful.

Capital Resources

At December 31, 2023, we had cash and cash equivalents of approximately $137.6 million. Further, on January 9, 2024, we completed a public offering of 10 million shares of our common stock, raising net proceeds of approximately $140.1 million. The proceeds from this offering will be used to potentially acquire new products and for general corporate purposes.

Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and FYCOMPA®, that our commercialization of AGAMREE® will be successful, or that we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms.

Basis of Presentation

Revenues.

During the fiscal year ended December 31, 2023, we generated revenues from product sales of FIRDAPSE® primarily in the U.S. and FYCOMPA® in the U.S. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE® and FYCOMPA®. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE Pharmaceuticals launched FIRDAPSE® in Canada. During the fiscal year ended December 31, 2023, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.

For the fiscal year ended December 31, 2023, we did not generate revenues under our collaborative agreement with Endo. We do not expect to generate revenue in future periods as a result of Endo informing us in the fourth quarter of 2023 that they are discontinuing work on the collaboration for development and commercialization of vigabatrin and that they wish to terminate the arrangement.

For the fiscal year ended December 31, 2023, we generated $1.9 million in revenues from our collaborative agreement with DyDo. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.

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

Selling, General and Administrative Expenses.

During 2019, we actively committed funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales program for FIRDAPSE®. We are also now incurring substantial commercialization expenses for FYCOMPA® and substantial commercialization expenses for AGAMREE®, as we prepare for the planned launch of AGAMREE® during the first quarter of 2024.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal including litigation cost, IT, accounting, and consulting services.

Amortization of Intangible Assets.

Amortization of intangible assets consists of the amortization of the FYCOMPA® product rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® product rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years. We also capitalized the $36 million of milestone payment paid to Santhera during the fourth quarter of 2023 which is being amortized over the product’s estimated useful life of 10.5 years.

Stock-Based Compensation.

We recognize expense for the fair value of all stock-based awards to employees, directors, and consultants in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). For stock options, we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Income Taxes.

Our effective income tax rate is the ratio of income tax expense over our income before income taxes.

As of December 31, 2023, 2022 and 2021, we had no federal net operating loss carry-forwards. Additionally, we had state net operating loss carry-forwards of approximately $0, $0 and $28 million, respectively, available to reduce future Florida taxable income for the years ended December 31, 2023, 2022 and 2021.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2023, 2022 and 2021 and, therefore, the transaction price was not reduced further during the years ended December 31, 2023, 2022 and 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” in the consolidated financial statements included in this report for further details on revenue recognition.

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

Stock-Based Compensation.

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the expected life of our stock option awards. For the years ended December 31, 2023 and 2022, the assumptions used were an estimated annual volatility of 68.0% to 71.0% and 68.4% to 69.5%, expected holding periods of 4.5 to 5.2 years and 4.5 years, and risk-free interest rates of 3.55% to 4.92% and 1.27% to 4.07%, respectively.

Results of Operations

Years Ended December 31, 2023 and 2022

Revenues.

For the fiscal year ended December 31, 2023, we recognized total revenues of $398.2 million which included $396.5 million in net revenue from product sales primarily in the U.S. compared to $214.2 million in total revenues, which included $213.9 million in net revenues from product sales for the fiscal year ended December 31, 2022. FIRDAPSE® net sales were approximately $258.4 million for the fiscal year ended December 31, 2023 and FYCOMPA® net sales were approximately $138.1 million for the period between January 24, 2023 (date of acquisition) and December 31, 2023. All net revenue from product sales during the fiscal year ended December 31, 2022 were from sales of FIRDAPSE®.

The increase of approximately $182.6 million in net product revenues when comparing the fiscal year ended December 31, 2023 and 2022 was primarily due to the acquisition of FYCOMPA® during January 2023, and related product sales, and increases in FIRDAPSE® sales volumes of approximately 12% (which included patients who were transferred to FIRDAPSE® in the first and second quarter of 2022 when RUZURGI® was removed from the market) and net price increases. Net revenues from product sales of FIRDAPSE® increased by 20.8% from 2022 to 2023.

Product revenue for FYCOMPA® in 2024 will be affected by differences in variable consideration (gross-to-net) compared to 2023, when revenues were booked under Eisai’s cost arrangements with distributors and government authorities. Starting on January 1, 2024, all such costs are tied to arrangements between us and those distributors and government agencies, which costs are likely to be higher than Eisai’s costs, thereby increasing the gross-to-net deductions for FYCOMPA® and correspondingly decreasing FYCOMPA® net product revenue.

For the fiscal year ended December 31, 2023, we also recognized $1.7 million in license and other revenue, as compared to $0.3 million during the fiscal year ended December 31, 2022. The increase was primarily due to the milestone achieved as a result of DyDo submitting a Japan NDA for FIRDAPSE® to the PMDA on December 18, 2023.

Cost of Sales.

Cost of sales was approximately $52.0 million for the fiscal year ended December 31, 2023, compared to $34.4 million for the fiscal year ended December 31, 2022. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the fiscal year ended 2023 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $32.6 million for the fiscal year ended December 31, 2023 compared to $1.1 million for fiscal year ended December 31, 2022. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years. We also capitalized a $36 million milestone payment paid to Santhera during the fourth quarter of 2023 which is being amortized over the product’s estimated useful life of 10.5 years.

Research and Development Expenses.

Research and development expenses for the years ended December 31, 2023 and 2022 were approximately $93.2 million and $19.8 million, respectively, and represented approximately 30% and 18% of total operating costs and expenses, respectively. Research and development expenses for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	For the year ended December 31,		Change
	2023	2022	$	%
Research and development expenses	$10,156	$18,060	(7,904)	(43.8)
Acquired in-process research and development	81,513	—	81,513	—
Employee stock-based compensation	1,481	1,729	(248)	(14.3)

Total research and development expenses	$93,150	$19,789	73,361	370.7

Research and development expenses increased approximately $73.4 million during year ended December 31, 2023 when compared to the same period in 2022. The increase is primarily attributable to the $81.5 million IPR&D purchase consideration for the acquisition of the license in North America for AGAMREE® during the third quarter of 2023. This was partially offset by decreases in costs relating to closing out sites for both our MuSK-MG clinical trial and our previously operated expanded access program.

We expect that research and development expenses will continue to be significant in 2024 and beyond as we execute on our strategic initiative and portfolio expansion efforts, with a keen focus on products to treat rare and difficult to treat diseases.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were approximately $133.7 million and $57.1 million, respectively, and represented approximately 43% and 51% of total operating costs and expenses for the years ended December 31, 2023, and 2022, respectively. Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	For the year ended December 31,		Change
	2023	2022	$	%
Selling	$86,689	$29,469	57,220	194.2
General and administrative	34,252	21,438	12,814	59.8
Employee stock-based compensation	12,769	6,178	6,591	106.7

Total selling, general and administrative expenses	$133,710	$57,085	76,625	134.2

For the year ended December 31, 2023, selling, general and administrative expenses increased approximately $76.6 million when compared to the same period in 2022. The increase was primarily attributable to the direct fees payable under the TSA associated with net product sales of FYCOMPA® of approximately $15.7 million, increases of approximately $22.5 million in selling (commercialization) expenses due to the acquisition of FYCOMPA®, which consist primarily of commercial systems implementation costs, hiring of the sales force and supporting personnel and an approximately $22.2 million increase in employee compensation and stock based compensation related to the increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®, and annual merit increases. SG&A excludes the amortization of the RUZURGI® intangible asset. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE®, continue our efforts to market FYCOMPA®, take steps to prepare for the commercial launch of AGAMREE® in 2024, and take steps to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the years ended December 31, 2023 and 2022 was $14.3 million and $7.9 million, respectively. In 2023 and 2022, grants were principally for stock options relating to year-end bonus awards and grants to new employees.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of $7.7 million and $2.9 million for the fiscal years ended December 31, 2023 and 2022, respectively. The increase in other income, net for the fiscal year ended December 31, 2023 of approximately $4.8 million when compared to the same period in 2022 is primarily due to higher yields on investments offset by $2.0 million of accretion expense related to payments arising from our acquisition of RUZURGI®.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the year ended December 31,
	2023	2022
Interest income (expense), net	$4,675	$3,550
Dividend income	—	93
Realized gains (losses) from the sale of available-for-sale securities	—	(762)
Net gains (losses) recognized during the period on equity securities	3,024	—

Total other income, net	$7,699	$2,881

Income Taxes.

Our effective income tax rate was 24.4% and 20.7% for fiscal years ended December 31, 2023 and 2022, respectively. Differences in our effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher in future periods than it was in the 2023 fiscal year).

We had no uncertain tax positions as of December 31, 2023 and 2022.

Net Income.

Our net income was approximately $71.4 million in the year ended December 31, 2023 ($0.67 per basic and $0.63 per diluted share) as compared to $83.1 million in the year ended December 31, 2022 ($0.80 per basic and $0.75 per diluted share).

Years Ended December 31, 2022 and 2021

The information comparing results of operations for the year ended 2022 compared to 2021 was included in our Annual Report on Form 10-K for 2022 filed with the SEC on March 15, 2023.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple offerings of our securities and revenues from product sales. At December 31, 2023 we had cash and cash equivalents aggregating $137.6 million and working capital of $143.3 million. At December 31, 2022, we had cash and cash equivalents aggregating $298.4 million and working capital of $263.2 million. At December 31, 2023, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.

Based on forecasts of available cash, we believe that we have sufficient resources to support our currently anticipated operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable or that we will be able to obtain any additional funding that we may require in the future.

In the future, we may require additional working capital to support our operations depending on our future success with FIRDAPSE®, FYCOMPA® and AGAMREE® sales, or the products we acquire and continue to develop and whether our results continue to be profitable and cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us if and when it is required.

In that regard, our future funding requirements will depend on many factors, including:

•	the cost of diligence in seeking potential acquisitions and of the completion of such acquisitions, if any future acquisitions occur;

•	future clinical trial results;

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the amount of net revenues that we report from sales of FIRDAPSE®, FYCOMPA® and AGAMREE®;

•	the effect of competition and market developments;

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in other products.

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

On September 8, 2023, we filed a shelf registration statement with the SEC to sell up to $500 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the 2023 Shelf Registration Statement). The 2023 Shelf Registration Statement (file no. 333-274427) became effective upon filing. On January 9, 2024, we completed a public offering of 10 million shares of our common stock under the 2023 Shelf Registration Statement, raising net proceeds of approximately $140.1 million.

Cash Flows.

Net cash provided by operating activities was $143.6 million and $116.0 million, respectively, for the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, net cash provided by operating activities was primarily attributable to our net income of $71.4 million, increases of $10.8 million in accounts payable and $5.8 million in accrued expenses and other liabilities, $81.5 million in acquired IPR&D and $45.8 million in non-cash expenses. This was partially offset by increases of $43.1 million in accounts receivable, net, $4.7 million in inventory and $5.8 million prepaid expenses and other current assets, a decrease of $0.3 million in operating lease liability and $17.8 million in deferred taxes. During the year ended December 31, 2022, net cash provided by operating activities was primarily attributable to our net income of $83.1 million, a decrease of $1.1 million in inventory, increases of $1.2 million in accounts payable and $16.4 million in accrued expenses and other liabilities, $4.9 million in deferred taxes, $4.1 million in acquired research and development inventory expensed from asset acquisition and of $10.2 million of non-cash expenses. This was partially offset by increases of $3.8 million in accounts receivable, net and $0.8 million in prepaid expenses and other current assets and a decrease of $0.3 million in operating lease liability.

Net cash used in investing activities during the year ended December 31, 2023 was $293.5 million and consisted primarily of payments in connection with asset acquisitions of $198.3 million, acquired IPR&D of $81.5 million and the purchase of equity securities of $13.5 million. Net cash provided by investing activities during the year ended December 31, 2022 was $9.2 million and consisted primarily of proceeds from the sale of available-for-sale securities of $19.2 million, offset partially by payments in connection with asset acquisitions of $10.0 million.

Net cash used in financing activities during the year ended December 31, 2023 was $10.9 million, consisting primarily of payment of liabilities arising from asset acquisition of $12.7 million, partially offset by proceeds from the exercise of stock options of $2.8 million. Net cash provided by financing activities during the year ended December 31, 2022 was $1.7 million, consisting primarily of proceeds from the exercise of stock options, partially offset by repurchases of common stock.

Contractual Obligations and Arrangements.

We have entered into the following contractual arrangements with respect to sales of FIRDAPSE®:

•	Payments due under our license agreement for FIRDAPSE®. We currently pay the following royalties under our license agreement:

•

Royalties to our licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

•

Royalties to the third-party licensor of the rights sublicensed to us from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement between BioMarin and the third-party licensor) in any calendar year for the duration of regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity.

For the year ended December 31, 2023, we recognized an aggregate of approximately $39.5 million of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

Further, if DyDo is successful in obtaining the right to commercialize FIRDAPSE® in Japan, we will pay royalties to our licensor on net sales in Japan equal to a similar percentage to the royalties that we are currently paying for non-U.S. sales under our original FIRDAPSE® License Agreement for North America.

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

•	If Catalyst were to receive a priority review voucher for FIRDAPSE® or RUZURGI® in the future, 50% of the consideration paid by a third-party to acquire that voucher will be paid to Jacobus.

For the year ended December 31, 2023, we recognized an aggregate of approximately $3.7 million of royalties payable to Jacobus.

We have entered into the following contractual arrangements with respect to sales of FYCOMPA®:

•	Payments due under our asset purchase agreement for FYCOMPA®. In connection with our asset purchase agreement with Eisai Co., Ltd. (Eisai):

•

We paid at closing a $160 million upfront cash payment, plus $1.6 million for reimbursement of certain prepayments. Eisai was also eligible to receive a contingent payment of $25 million if a patent term extension for FYCOMPA® was approved until June 8, 2026 by the USPTO, which request for reconsideration of the patent term extension was denied by the USPTO in June 2023;

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

•

Concurrently with the acquisition, the parties entered into two related agreements: (i) a short-term TSA for commercial and manufacturing services (to which transition services ended on December 31, 2023) and (ii) a long-term Supply Agreement for the manufacturing of FYCOMPA®. Under the TSA, Eisai provided certain commercial and manufacturing services to the Company for a transition period following the closing of the acquisition. Further, under the Supply Agreement, Eisai will manufacture FYCOMPA® for the Company for a period of seven years (or such longer period as is set forth in the Supply Agreement) following the closing of the acquisition.

We have entered into the following contractual arrangements with respect to AGAMREE® (vamorolone):

•	Payments due under our license agreement for AGAMREE®. In connection with our recent acquisition from Santhera:

•	At closing we paid a $75 million initial cash payment.

•

In the fourth quarter of 2023, following regulatory approval of Santhera’s NDA by the FDA, we paid a regulatory milestone payment of $36 million. We are also obligated to pay additional regulatory milestone payments upon regulatory approval by the FDA in the U.S. of an NDA for the product for the first, second, and third additional indications in the amounts of $50 million, $45 million, and $45 million, respectively.

•

We are obligated to pay sales-based milestone payments if the applicable amount of net sales of all products in the territory in a single calendar year reach one of more of the net sales threshold levels set forth in the AGAMREE® License Agreement.

•

Until January 1, 2026, we are obligated to purchase all of the requirements for product solely from Santhera, and Santhera is required to manufacture, supply, and sell product to us at an agreed upon supply price.

•

Simultaneously, we made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume-weighted average price prior to signing), with the approximately $15.7 million USD in equity investment proceeds, inclusive of the approximately $13.5 million USD fair value of the investment in Santhera and approximately $2.2 million USD of transaction costs included in acquired in-process research and development, to be used by Santhera for Phase IV studies in DMD and further development of additional indications for AGAMREE®.

We also have entered into the following contractual arrangements:

•	Purchase commitment. We have entered into a purchase commitment with a contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2024.

•

Lease for office space. We operate our business in leased office space in Coral Gables, Florida. We lease approximately 10,700 square feet of office space and we pay annual rent of approximately $0.5 million.

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

The continued successful commercialization of FIRDAPSE® (amifampridine), FYCOMPA® (perampanel) CIII, and the successful launch and commercialization of AGAMREE® (vamorolone) are highly uncertain. Factors that will affect our success include the uncertainty of:

•	Whether we will be able to continue to successfully market and sell FIRDAPSE® and FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

•	Whether our supplemental New Drug Application (sNDA) seeking to increase the maximum daily dosage of FIRDAPSE® from 80 mg to 100 mg will be approved by the U.S. Food and Drug Administration (FDA);

•	Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of FIRDAPSE® and FYCOMPA® at rates that are higher than historically experienced or are higher than we project;

•	Whether new FIRDAPSE® patients and new FYCOMPA® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE® and FYCOMPA® on a profitable and cash flow positive basis;

•	Whether we will successfully launch AGAMREE® in the first quarter of 2024 as we currently plan;

•	Whether we will be able to successfully commercialize AGAMREE® in the territory;

•	Whether we will be able to demonstrate, to the satisfaction of the FDA and third-party payors, whether AGAMREE® offers advantages compared to corticosteroids or competitor’s products;

•	Whether the acquisition of AGAMREE® will prove to be accretive to EBITDA and EPS in 2024 and beyond;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will provide coverage and reimburse for our products at the price that we charge for our products;

•	The ability of our third-party suppliers and contract manufacturers to supply sufficient product to meet our customers’ needs in future periods;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of those third parties that distribute our products to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs for our products;

•	Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support patients in financial need;

•

The scope of our intellectual property and the outcome of any challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE®, FYCOMPA®, or AGAMREE®;

•	Whether there will be a post-closing review by antitrust regulators of our previous acquisition transactions, and the outcome of any such reviews if they occur;

•

Whether we will be able to acquire additional drug products under development, complete development required to commercialize such products, and thereafter, if such products are approved for commercialization, successfully market such products;

•	Whether our patents will be sufficient to prevent generic competition for FIRDAPSE® and AGAMREE® after our orphan drug exclusivity for each product expires;

•

Whether we will be successful in our litigation to enforce our patents against the Paragraph IV challengers who have filed Abbreviated New Drug Applications (ANDAs) seeking to introduce generic versions of FIRDAPSE® and FYCOMPA®;

•

The impact on our profits and cash flow of adverse changes in reimbursement and coverage policies or regulations from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or the impact of pricing pressures enacted by industry organizations, the federal government or the government of any state, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

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

•	Whether we and Santhera Pharmaceuticals can successfully develop additional indications for AGAMREE® and obtain the ability to commercialize the product for these additional indications;

•	The state of the economy generally and its impact on our business;

•

The scope, rate of progress and expense of our clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether our trials and studies will be successful;

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, our collaboration partner in Canada;

•	The impact on sales of FIRDAPSE® in the United States if an amifampridine product is purchased in Canada for use in the United States;

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan; and

•	Whether our plans to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE® and FYCOMPA®, the commercialization of AGAMREE® and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders. Our Proxy Statement for the 2024 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated into this report by this reference.

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

The following financial statements of Catalyst Pharmaceuticals, Inc. and Reports of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements.

List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation	S-1	333-136039	9/1/2006	10.9

2.2	Asset Purchase Agreement by and between Eisai Co., Ltd. and the Company, dated as of December 17, 2022	8-K	001-33057	12/22/2022	2.1

3.1	Certificate of Incorporation	S-1	333-136039	7/25/2006	3.1

3.2	Amendment to Certificate of Incorporation	S-1	333-136039	7/25/2006	3.2

3.3	Amendment to Certificate of Incorporation	DEF 14A	001-33057	3/30/2015	Annex A

3.4	Amendment to Certificate of Incorporation	8-K	001-33057	8/21/2020	3.1

3.5	By-Laws	S-1	333-136039	9/1/2006	3.3

3.6	Amendment to By-Laws	8-K	001-33057	11/27/2019	3.1

4.1	Specimen Stock Certificate for Common Stock	S-1	333-136039	9/1/2006	4.1

4.2	Description of the Company’s Capital Stock	10-K	001-33057	3/16/2023	4.5

10.1(a)+	Offer Letter between the Company and Richard J. Daly *					X

10.1(b)+	Offer Letter between the Company and Michael W. Kalb*					X

10.1(c)+	Separation Agreement between the Company and Patrick J. McEnany*					X

10.1(d)+	Separation Agreement between the Company and Alicia Grande *					X

10.2(a)+	2014 Stock Incentive Plan	DEF 14A	001-33057	3/19/2014	Annex A

10.2(b)+	Amendment No. 1 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/29/2016	Annex A

10.2(c)+	Amendment No. 2 to 2014 Stock Incentive Plan	DEF 14A	001-33057	4/14/2017	Annex A

10.3(a)+	2018 Stock Incentive Plan	DEF 14A	001-33057	4/17/2018	Annex A

10.3(b)+	Amendment No. 1 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/7/2020	Annex A

10.3(c)+	Amendment No. 2 to 2018 Stock Incentive Plan	DEF 14A	001-33057	10/25/2021	Annex A

10.3(d)+	Amendment No. 3 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/12/2023	Annex A

10.4+	Severance and Change in Control Plan					X

10.5(a)	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.	10-Q	001-33057	5/14/2007	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.5(b)	First Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	10-Q	001-33057	8/15/2011	10.1

10.5(c)	Second Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	2/20/2014	10.1

10.5(d)	Third Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	3/27/2015	10.1

10.5(e)	Fourth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	8/17/2018	10.1

10.5(f)	Fifth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	5/13/2020	10.1

10.6	License Agreement, dated as of December 13, 2011, among New York University, the Feinstein Institute for Medical Research, and the Company	10-K	001-33057	3/30/2012	10.15

10.7(a)	License Agreement, dated as of October 26, 2012, between the Company and BioMarin	8-K	001-33057	10/31/2012	10.2

10.7(b)	Amendment No. 1 to License Agreement, dated as of April 8, 2014, between the Company and BioMarin	8-K	001-33057	4/17/2014	10.1

10.7(c)	Settlement Agreement, dated effective as of July 26, 2018, by and among (i) Aceras BioMedical, LLC, in its capacity as Stockholder Representative for the Former stockholders of Huxley Pharmaceuticals, Inc., (ii) BioMarin, and (iii) the Company	10-Q	001-33057	8/17/2018	10.1

10.7(d)	Second Amendment to License Agreement, dated May 29, 2019, between the Company and BioMarin	8-K	001-33057	5/30/2019	10.1

10.8	Development, License and Commercialization Agreement, dated effective as of December 18, 2018, by and between Endo Ventures Limited and the Company	8-K	001-33057	12/26/2018	10.1

10.9	License and Supply Agreement, dated as of August 14, 2020, by and between KYE Pharmaceuticals, Inc. and the Company	8-K	001-33057	8/20/2020	10.1

10.10	License and Supply Agreement, dated as of June 28, 2021, by and between DyDo Pharma, Inc. and the Company	8-K	001-33057	6/28/2021	10.1

10.11(a)	Settlement Agreement, dated July 11, 2022, by and between the Company and SERB SA, on the one hand, and Jacobus Pharmaceutical Company, Inc., PantherRx Specialty LLC, and Panther Specialty Holding Co., on the other hand	8-K	001-33057	7/12/2022	10.1

10.11(b)	License and Asset Purchase Agreement, dated as of July 11, 2022, by and between Jacobus Pharmaceutical Company, Inc. and the Company	8-K	001-33057	7/12/2022	10.2

10.12(a)	Transition Services Agreement between Eisai, Inc. and the Company	8-K	001-33057	12/22/2022	10.1

10.12(b)	Amendment to Transition Services Agreement, dated as of July 31, 2023, made by and between the Company and Eisai	10-Q	001-33057	8/9/2023	10.1

10.12(c)	Supply Agreement between Eisai Co., Ltd. and the Company	8-K	001-33057	12/22/2022	10.2

10.13(a)	License and Collaboration Agreement, executed and delivered as of June 19, 2023, by and between Santhera, its wholly-owned subsidiary, Santhera Pharmaceuticals (Schweiz) AG and the Company	8-K	001-33057	6/23/2023	10.1

10.13(b)	Investment Agreement, dated as of June 19, 2023, by and between Santhera and the Company	8-K	001-33057	6/23/2023	10.2

21.1	Subsidiaries of the Registrant	10-K	001-33057	3/16/2020	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

31.1	Section 302 CEO Certification					X

31.2	Section 302 CFO Certification					X

32.1	Section 906 CEO Certification					X

32.2	Section 906 CFO Certification					X

97.1	Clawback Policy					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain identified information has been excluded from these exhibits because it is both (i) not material, and (ii) would likely cause competitive harm to the Company if publicly disclosed.

+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 28th day of February, 2024.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Richard J. Daly
Richard J. Daly,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Daly Richard J. Daly	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024

/s/ Michael W. Kalb Michael W. Kalb	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024

/s/ Patrick J. McEnany	Chairman of the Board of Directors	February 28, 2024
Patrick J. McEnany

/s/ Charles B. O’Keeffe	Director	February 28, 2024
Charles B. O’Keeffe

/s/ David S. Tierney, M.D.	Director	February 28, 2024
David S. Tierney, M.D.

/s/ Donald A. Denkhaus	Director	February 28, 2024
Donald A. Denkhaus

/s/ Molly Harper	Director	February 28, 2024
Molly Harper

/s/ Tamar Thompson	Director	February 28, 2024
Tamar Thompson

Years ended December 31, 2023, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Catalyst Pharmaceuticals, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2023, based on criteria established in the 2013

Internal Control—Integrated Framework

issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013

Internal Control—Integrated Framework

issued by
COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Miami, Florida
February 28, 2024

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2024 expressed an unqualified opinion.
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
Revenue adjustments for government rebates
As described further in Note 2 to the financial statements, the
Co
mpany estimates reductions to its revenues for amounts due under various government rebate programs, including Medicaid and Managed Care, in the period in which the related sales occur. We identified the revenue adjustments for Medicaid and Managed Care as a critical audit matter.
The principal considerations for our determination that the revenue adjustments for Medicaid and Managed Care is a critical audit matter are that auditing the Company’s reductions to revenue for Medicaid and Managed Care rebates are complex and involved significant judgment, particularly in assessing the reasonableness of estimated payor mix applied to sales during the year. This estimate relies heavily on historical data that is adjusted for changes in payor mix expectations over time.
Our audit procedures related to the revenue adjustments for Medicaid and Managed Care included the following, among others. We evaluated and tested the design and operating effectiveness of internal controls over the Company’s estimates of the revenue adjustment for Medicaid and Managed Care rebates, including assumptions over payor mix. Our test of details procedures included, among others, analytically evaluating management’s estimates, evaluating evidence contrary to the estimated amounts, performing a sensitivity analysis on the rebate amount and payor mix used in the estimates, and by performing a comparison of actual rebate claims received against the amounts recorded by management.
GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Miami, Florida
February 28, 2024

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$137,636	$298,395
Accounts receivable, net	53,514	10,439
Inventory	15,644	6,805
Prepaid expenses and other current assets	12,535	5,167

Total current assets	219,329	320,806
Operating lease right-of-use asset	2,508	2,770
Property and equipment, net	1,195	847
License and acquired intangibles, net	194,049	32,471
Deferred tax assets, net	36,544	18,736
Investment in equity securities	16,489	—

Total assets	$470,114	$375,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,795	$3,975
Accrued expenses and other liabilities	61,268	53,613

Total current liabilities	76,063	57,588
Operating lease liability, net of current portion	3,188	3,557
Other non-current liabilities	2,982	14,064

Total liabilities	82,233	75,209
Commitments and contingencies (Note 12)
Stockholders’ E quity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 107,121,549 shares and 105,263,031 shares issued and outstanding at December 31, 2023 and 2022, respectively	107	105
Additional paid-in capital	266,488	250,430
Retained earnings	121,272	49,862
Accumulated other comprehensive income (Note 4)	14	24

Total stockholders’ equity	387,881	300,421

Total liabilities and stockholders’ equity	$470,114	$375,630

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021

Revenues:
Product revenue, net	$396,502	$213,938	$137,997
License and other revenue	1,702	265	2,836

Total revenues	398,204	214,203	140,833

Operating costs and expenses:
Cost of sales (a)	51,967	34,393	21,884
Research and development	93,150	19,789	16,936
Selling, general and administrative (a)	133,710	57,085	49,628
Amortization of intangible assets	32,565	1,098	—

Total operating costs and expenses	311,392	112,365	88,448

Operating income	86,812	101,838	52,385
Other income, net	7,699	2,881	282

Net income before income taxes	94,511	104,719	52,667
Income tax provision	23,101	21,640	13,185

Net income	$71,410	$83,079	$39,482

Net income per share:
Basic	$0.67	$0.80	$0.38

Diluted	$0.63	$0.75	$0.37

Weighted average shares outstanding:
Basic	106,279,736	103,374,606	103,379,349

Diluted	113,753,154	111,375,631	107,795,585

Net income	$71,410	$83,079	$39,482
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $4, ($54) and $46, respectively	(10)	172	(179)

Comprehensive income	$71,400	$83,251	$39,303

(a)	exclusive of amortization of intangible assets
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2023, 2022 and 2021
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
		Shares	Amount
Balance at December 31, 2020	$—	103,782	$104	$223,168	$(53,705)	$31	$169,598
Stock-based compensation	—	—	—	6,073	—	—	6,073
Exercise of stock options for common stock	—	1,328	1	4,098	—	—	4,099
Issuance of common stock upon vesting of restricted stock units, net	—	91	—	(153)	—	—	(153)
Repurchase of common stock	—	(2,208)	(2)	—	(12,087)	—	(12,089)
Other comprehensive gain (loss)	—	—	—	—	—	(179)	(179)
Net income	—	—	—	—	39,482	—	39,482

Balance at December 31, 2021	—	102,993	103	233,186	(26,310)	(148)	206,831
Stock-based compensation	—	—	—	7,907	—	—	7,907
Exercise of stock options for common stock	—	3,172	2	9,567	—	—	9,569
Issuance of common stock upon vesting of restricted stock units, net	—	98	—	(230)	—	—	(230)
Repurchase of common stock	—	(1,000)	—	—	(6,907)	—	(6,907)
Other comprehensive gain (loss)	—	—	—	—	—	172	172
Net income	—	—	—	—	83,079	—	83,079

Balance at December 31, 2022	—	105,263	105	250,430	49,862	24	300,421
Stock-based compensation	—	—	—	14,250	—	—	14,250
Exercise of stock options for common stock	—	1,652	2	2,790	—	—	2,792
Issuance of common stock upon vesting of restricted stock units, net	—	207	—	(982)	—	—	(982)
Other comprehensive gain (loss)	—	—	—	—	—	(10)	(10)
Net income	—	—	—	—	71,410	—	71,410

Balance at December 31, 2023	$—	107,122	$107	$266,488	$121,272	$14	$387,881

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$71,410	$83,079	$39,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	316	141	192
Stock-based compensation	14,250	7,907	6,073
Amortization of intangible assets	32,565	1,098	—
Deferred taxes	(17,818)	4,937	9,316
Accretion of discount	1,320	17	(5)
Reduction in the carrying amount of right-of-use asset	262	247	292
Realized loss on sale of available-for-sale securities	—	762	—
Acquired research and development inventory expensed from asset acquisition	—	4,130	—
Acquired inventory samples expensed from asset acquisition	130	—	—
Acquired in-process research and development	81,513	—	—
Change in fair value of equity securities	(3,024)	—	—
(Increase) decrease in:
Accounts receivable, net	(43,075)	(3,820)	(632)
Inventory	(4,739)	1,065	(3,219)
Prepaid expenses and other current assets	(5,792)	(807)	3,977
Increase (decrease) in:
Accounts payable	10,820	1,207	(1,488)
Accrued expenses and other liabilities	5,800	16,391	5,520
Operating lease liability	(338)	(307)	864

Net cash provided by (used in) operating activities	143,600	116,047	60,372

Investing Activities :
Purchases of property and equipment	(231)	(29)	(1,021)
Purchases of investments	—	—	(10,000)
Proceeds from sale of available-for-sale securities	—	19,238	—
Payments in connection with asset acquisitions	(198,293)	(10,000)	—
Acquisition of in-process research and development	(81,513)	—	—
Purchase of equity securities	(13,465)	—	—

Net cash provided by (used in) investing activities	(293,502)	9,209	(11,021)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(982)	(230)	(153)
Proceeds from exercise of stock options	2,792	9,569	4,099
Repurchase of common stock	—	(6,907)	(12,089)
Payment of liabilities arising from asset acquisition	(12,667)	(738)	—

Net cash provided by (used in) financing activities	(10,857)	1,694	(8,143)

Net increase (decrease) in cash and cash equivalents	(160,759)	126,950	41,208
Cash and cash equivalents – beginning of period	298,395	171,445	130,237

Cash and cash equivalents – end of period	$137,636	$298,395	$171,445

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$50,458	$7,667	$3,000
Cash paid for interest	$705	$—	$—
Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—	$3,309
Liabilities arising from asset acquisition	$1,915	$27,699	$—
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing,
developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. The Company utilizes concerted diligence efforts in search of therapies that will improve the lives of those who suffer from rare or difficult to treat diseases. With an unwavering patient focus embedded in everything the Company does, it is committed to providing innovative, best-in-class
medications with the hope of making a meaningful impact on those affected by these conditions.
The Company’s New Drug Application (NDA) for FIRDAPSE
®
 (amifampridine) Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (LEMS) was approved in 2018 by the U.S. Food & Drug Administration (FDA), and FIRDAPSE
®
is commercially available in the United States as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE
®
 for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE
®
is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals. In the third quarter of 2022, the FDA approved the Company’s supplemental New Drug Application approving an expansion of the FIRDAPSE
®
label to include pediatric patients (ages six and older).
On December 17, 2022, the Company entered into an asset purchase agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the United States rights to FYCOMPA
®
(perampanel) CIII, a prescription medication used alone or in combination with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. The Company closed the acquisition of FYCOMPA
®
on January 24, 2023 and the Company began marketing FYCOMPA
®
in the United States.
In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for AGAMREE
®
(vamorolone), a treatment for patients suffering with Duchenne Muscular Dystrophy (DMD). The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities in those jurisdictions. Additionally, the Company will hold North American rights for any future approved indications of AGAMREE
®
. AGAMREE
®
has previously received FDA Orphan Drug and Fast Track designations. On October 26, 2023, AGAMREE
®
was approved by the FDA for commercialization in the U.S.
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
The Company may raise funds in the future through public or private equity offerings, debt financings, corporate collaborations, governmental research grants or other means. The Company may also seek to raise new capital to fund additional business development activities, even if it has sufficient funds for its planned operations. Any sale by the Company of additional equity or convertible debt securities could result in dilution to the Company’s current stockholders. There can be no assurance that any required additional funding will be available to the Company at all or available on terms acceptable to the Company. Further, to the extent that the Company raises additional funds through collaborative arrangements, it may be necessary to relinquish some rights to the Company’s drug candidates or grant sublicenses on terms that are not favorable to the Company. If the Company is not able to secure additional funding when needed, the Company may have to delay, reduce the scope of, or eliminate one or more research and development programs, which could have an adverse effect on the Company’s business. Subsequent to year-end,
on January 9, 2024, the Company completed a public offering of 10 million shares of its common stock, raising net proceeds of approximately $140.1 million. The proceeds of the offering will be used to potentially acquire new products and for general corporate purposes.

See Note 18 (Subsequent Events).
Risks and Uncertainties
The Company is subject to risks and adversities that could affect its business in unforeseen ways.

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

d.
INVESTMENTS.
The Company invests in high credit-quality instruments in order to obtain higher yields on its cash available for investments. At December 31, 2023, investments consisted of U.S. Treasuries and an investment in equity securities. At December 31, 2022, investments consisted of U.S. Treasuries. Such investments are not insured by the Federal Deposit Insurance Corporation.

The U.S. Treasuries held at December 31, 2023 and December 31, 2022 are classified as available-for-sale
securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets.
There are no short-term investments as of December 31, 2023 and December 31, 2022.
The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (in stockholders’ equity). Realized gains and losses are included in other income, net in the consolidated statements of operations and comprehensive income and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale
debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income. The Company has not recorded an allowance for credit loss on its available-for-sale
securities. See Note 3 (Investments).
In July 2023, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction)
.
The investment is denominated in Swiss Francs. The Company has determined that it does not have significant influence over the operations of Santhera and accordingly the investment in Santhera’s ordinary shares is recorded under ASC 321, Equity Securities, with changes in fair value, inclusive of changes resulting from movements in foreign exchange rates, in other income, net in the consolidated statement of operations and comprehensive income.

e.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable is recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. At December 31, 2023 and December 31, 2022, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

2.	Basis of Presentation and Significant Accounting Policies (continued).

f.
INVENTORY
. Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process
and finished goods. Costs to be capitalized as inventories primarily include third-party manufacturing costs and other overhead costs. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in,
first out (FIFO) flow of goods. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories.

Products that have been approved by the FDA or other regulatory authorities, such as FIRDAPSE
®
, FYCOMPA
®
and AGAMREE
®
are also used in clinical programs to assess the safety and efficacy of the products for usage in treating diseases that have not been approved by the FDA or other regulatory authorities. The forms of FIRDAPSE
®
, FYCOMPA
®
and AGAMREE
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

See Notes 12 (Commitments and Contingencies) and 13 (Agreements) for further discussion on the Company’s exclusive license agreement with Jacobus Pharmaceutical Company, Inc
.
(Jacobus), for the rights to develop and commercialize RUZURGI
®
in the United States and Mexico, which the Company accounted for as an asset acquisition under
ASC 805-50.
See Note 13 (Agreements) for further discussion on the Company’s acquisitions of the U.S. rights to FYCOMPA
®
from Eisai Co., Ltd, and on the exclusive license for North America acquired from Santhera for AGAMREE
®
, both of which the Company accounted for as asset acquisitions under ASC
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

k.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At December 31, 2023 and December 31, 2022, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$18,256	$18,256	$—	$—

U.S. Treasuries	$94,523	$94,523	$—	$—

Investment in equity securities:
Equity securities	$16,489	$16,489	$—	$—

	Balances as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$168,853	$168,853	$—	$—

U.S. Treasuries	$105,442	$105,442	$—	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

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

o.	REVENUE RECOGNITION.
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
The Company recognizes revenue when its customer for FIRDAPSE
®
and its customers for FYCOMPA
®
obtain title of the promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods. For FIRDAPSE
®
, subsequent to receiving FDA approval, the Company entered into an arrangement with one distributor (the Customer), which is the exclusive distributor of FIRDAPSE
®
in the United States. The Customer subsequently resells FIRDAPSE
®
to a small group of exclusive specialty pharmacies (SPs) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of FIRDAPSE
®
. During 2023, the Company sold FYCOMPA
®
, through a Transition Service Agreement with Eisai to major wholesalers, specialty pharmaceutical distributors, managed care organizations, and government agencies. The transition services under the Transition Services Agreement ended on December 31, 2023.

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
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2023, 2022 and 2021.
During the years ended December 31, 2023, 2022 and 2021, substantially all of the Company’s product revenues were from sales to customers in the United States.
The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
FIRDAPSE ®	$258,426	$213,938	$137,997
FYCOMPA ®	138,076	—	—

Total product revenue, net	$396,502	$213,938	$137,997

Reserves for Variable Consideration:
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to its customers) or a current liability (if the amount is payable to a party other than its customers).
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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2023 and, therefore, the transaction price was not reduced further during the years ended December 31, 2023, 2022 and 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.	Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts, Allowances and Wholesaler Fees:
The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, transactional data and distribution services from the Customer and Eisai. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through December 31, 2023, 2022 and 2021, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
Prompt Payment Discounts:
The Company provides its customers with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. The prompt payment discount reserve is based on actual invoice sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the consolidated balance sheets.
Funded
Co-pay
Assistance Program:
The Company contracts with a third-party to manage the
co-pay
assistance program intended to provide financial assistance to qualified commercially-insured patients. The calculation of the accrual for co-pay
assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with its products, that have been recognized as revenue, but remains in the distribution channel at the end of each reporting period. These payments are considered payable to the third-party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other liabilities in the consolidated balance sheets.
Product Returns:
Consistent with industry practice, the Company offers its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution or master agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. Return payments related to the sale of FIRDAPSE
®
are considered payable to the third-party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other liabilities in the consolidated balance sheets.
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
These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue, net and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by the customer or at the time of a resale to a FYCOMPA
®
Participant by a wholesaler, and the Company generally issues credits for such amounts within a few weeks of the customer or wholesalers’ notification to the Company of the resale. Reserves for chargebacks consist primarily of chargebacks that the customer or wholesalers have claimed, but for which the Company has not yet issued a credit.
Government Rebates:
The Company is subject to discount obligations under state Medicaid, Medicare and other government programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For reserves related to the sale of FIRDAPSE
®
, there is an establishment of a current liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program.

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
Payor Rebates:
The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue, net and the establishment of a current liability, which is included in accrued expenses and other liabilities on the consolidated balances sheets.
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

q.
ADVERTISING EXPENSE.
Advertising costs are expensed as incurred. The
C
ompany incurred approximately $9.1 million, $3.3 million and $2.9 million in advertising costs during the years ended December 31, 2023, 2022 and 2021, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

r.
STOCK-BASED COMPENSATION.
The Company recognizes expense in the consolidated statements of operations and comprehensive income for the grant date fair value of all stock-based payments to employees, directors and consultants, including grants of stock options and other share-based awards. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally one to three years. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

s.
CONCENTRATION OF RISK.
The financial instruments that potentially subject the Company to concentration of credit risk are cash equivalents, investments and accounts receivable, net. The Company places its cash and cash equivalents with high-credit quality financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in these accounts.

The Company sells its product, FIRDAPSE
®
, in the United States through an exclusive distributor (its Customer) to SPs. Therefore, its distributor and SPs account for principally all of its trade receivables and net product revenues related to this product. The Company sells its product, FYCOMPA
®
through a Transition Service Agreement with Eisai to major wholesalers, specialty pharmaceutical distributors, managed care organizations, and government agencies. Therefore, Eisai accounts for principally all of its trade receivables and net product revenues related to this product. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for expected credit loss primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions.
As of December 31, 2023, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects FIRDAPSE® and the recently acquired products FYCOMPA® and AGAMREE® to constitute virtually all of the Company’s product revenue for the foreseeable future.
The Company relies exclusively on third parties to formulate and manufacture FIRDAPSE®, FYCOMPA®, AGAMREE® and any future drug candidates. The commercialization of FIRDAPSE®, FYCOMPA®, AGAMREE® and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE®. It also relies on Eisai as its sole source of supply for FYCOMPA® and on Santhera as its sole source of supply for AGAMREE®. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of its drugs.

2.	Basis of Presentation and Significant Accounting Policies (continued).

t.
ROYALTIES.
Royalties incurred in connection with the Company’s license agreement for FIRDAPSE®, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

Royalties incurred in connection with the Company’s license agreement for RUZURGI
®
, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized for any royalties in excess of the minimum annual royalty payment from July 11, 2022 (the Effective Date) through 2025. The minimum royalty payment that exists annually for calendar years from the Effective Date through 2025 of

$
3
 million are included in the purchase price of the agreement.
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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not
threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2020. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

v.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the years ended December 31, 2023, 2022 and 2021, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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

	For the Years Ended December 31,
	2023	2022	2021
Basic weighted average common shares outstanding	106,279,736	103,374,606	103,379,349
Effect of dilutive securities	7,473,418	8,001,025	4,416,236

Diluted weighted average common shares outstanding	113,753,154	111,375,631	107,795,585

Outstanding
common stock equivalents totaling approximately
4.5
 million,
1.0
 million and
4.3
 million, were excluded from the calculation of diluted net income per common share for the years ended December 31, 2023, 2022 and 2021, respectively, as their effect would be anti-dilutive. Potentially dilutive options to purchase common stock as of December 31, 2023, 2022 and 2021 had exercise prices ranging from $
0.79
to $
7.10
, $
0.79
to $
7.07
and $
0.79
to $
4.64
, respectively.

x.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.

y.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

z.	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the year ended December 31, 2023.
In November 2023, the FASB issued ASU No. 2023-07,
Improvements to Reportable Segment Disclosures
(ASU 2023-07) which is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements and is effective for the Company for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has one reportable segment and is evaluating the impact of the standard on the Company’s consolidated financial statements.

2.	Basis of Presentation and Significant Accounting Policies (continued).

In December 2023, the FASB issued ASU No. 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
which requires significant disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively and is effective for the Company for fiscal periods beginning after December 15, 2024. The Company is evaluating the impact of the standard on the Company’s consolidated financial statements.

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At December 31, 2023:
U.S. Treasuries - Cash equivalents	$94,523	$18	$—	$94,505

Total	$94,523	$18	$—	$94,505

At December 31, 2022:
U.S. Treasuries - Cash equivalents	$105,442	$32	$—	$105,410

Total	$105,442	$32	$—	$105,410

There were no realized gains or losses from
available-for-sale
securities for the years ended December 31, 2023 or 2021. There were realized losses from sale of available-for-sale
securities of $762 thousand for the year ended December 31, 2022.
The estimated fair values of
available-for-sale
securities at December 31, 2023, by contractual maturity, are summarized as follows (in thousands):

2023
Due in one year or less	$94,523

	For the Years Ended December 31,
	2023	2022	2021
Equity securities:
Net gains (losses) recognized during the period on equity securities	$3,024	$—	$—

Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$3,024	$—	$—

There were no sales of equity securities during the years ended December 31, 2023, 2022 and 2021. Unrealized net gains (losses) recognized during the periods on equity securities are included in other income, net in the consolidated statements of operations.

4.	Accumulated Other Comprehensive Income (loss).
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale
securities, the Company’s only component of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.
The amount reclassified out of accumulated other comprehensive income (loss), net of tax and into net income during the year ended December 31, 2022, was solely due to a realized loss from sale of available-for-sale
securities. There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2023 or 202
1
.

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(148)

Other comprehensive gain (loss) before reclassifications	(590)
Amount reclassified from accumulated other comprehensive income (loss)	762

Net current period other comprehensive gain	172

Balance at December 31, 2022	$24

Other comprehensive gain (loss) before reclassifications	(10)

Net current period other comprehensive gain	(10)

Balance at December 31, 2023	$14

5.	Inventory.
Inventory consists of the following

(
i
n
thousands):

	December 31, 2023	December 31, 2022
Raw materials	$1,910	$—
Work-in-process	4,573	5,543
Finished goods	9,161	1,262

Total inventory	$15,644	$6,805

6.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid manufacturing costs	$2,005	$1,147
Prepaid tax	1,238	44
Prepaid insurance	1,332	1,224
Prepaid subscriptions fees	1,299	808
Prepaid research fees	1,500	178
Prepaid commercialization expenses	3,038	592
Due from collaborative and licensing arrangements	138	354
Prepaid conference and travel expenses	771	234
Prepaid co-pay assistance program	863	97
Other	351	489

Total prepaid expenses and other current assets	$12,535	$5,167

7.	Operating Leases.
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
The components of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Operating lease cost	$431	$431
Supplemental cash flow information related to lease was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$506	$492
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$89	$89
Supplemental balance sheet information related to lease was as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$2,508	$2,770

Other current liabilities	$369	$337
Operating lease liabilities, net of current portion	3,188	3,557

Total operating lease liabilities	$3,557	$3,894

As of December 31, 2023 and December 31, 2022, the weighted average remaining lease term was
7.3
years and
8.3
years, respectively. The weighted average discount rate used to determine the operating lease liabilities was
4.51
% as of December 31, 2023 and 2022.
Remaining payments of lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$522
2025	537
2026	553
2027	570
2028	587
Thereafter	1,440

Total lease payments	4,209
Less: imputed interest	(652)

Total	$3,557

Rent expense was $0.4 million for the years ended December 31, 2023, 2022 and 2021.

8.	Property and Equipment, Net.
Property and equipment, net consists of the following (in
thousands):

	December 31, 2023	December 31, 2022
Furniture and equipment	$494	$273
Leasehold improvements	991	980
Software	433	—
Less: Accumulated depreciation	(723)	(406)

Total property and equipment, net	$1,195	$847

9.	License and Acquired Intangibles, Net.
The following table presents the Company’s intangible assets at December 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$3,418	$30,151
License and acquired intangibles for FYCOMPA ®	158,143	29,673	128,470
License and acquired intangibles for AGAMREE ®	36,000	572	35,428

Total	$227,712	$33,663	$194,049

The following table presents the Company’s intangible assets at December 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$1,098	$32,471

Total	$33,569	$1,098	$32,471

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI
®
, FYCOMPA
®
and AGAMREE
®
was approximately

14.5
years,
5
years and
10.5
years, respectively.
The Company recorded approximately $2.3
million in amortization expense related to the licensed and acquired intangibles for RUZURGI
®
during the year ended December 31, 2023, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately

$29.7
million in amortization expense related to the licensed and acquired intangibles for FYCOMPA
®
during the year ended December 31, 2023, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded approximately

$0.6

million in amortization expense related to the licensed and acquired intangibles for AGAMREE
®
during the year ended December 31, 2023, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded approximately
 $1.1
million in amortization expense related to the licensed and acquired intangibles for RUZURGI
®
during the year ended December 31, 2022, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
No
amortization expense was recorded during the year ended December 31, 2021. Amortization of the FYCOMPA
®
, RUZURGI
®
and AGAMREE
®

intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income.

9.	License and Acquired Intangibles, Net (continued).

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2024	$37,378
2025	37,378
2026	37,378
2027	37,378
2028	7,705
Thereafter	36,832

Total	$194,049

At December 31, 2023 and December 31, 2022, the weighted average amortization period remaining for intangible assets was 6.5 years and 14.0 years, respectively.
If all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss. There were no impairment charges recognized on definite-lived intangibles for the years ended December 31, 2023, 2022 or 2021.

10.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2023	2022
Accrued preclinical and clinical trial expenses	$1,015	$479
Accrued professional fees	4,730	1,619
Accrued compensation and benefits	8,883	5,132
Accrued license fees	24,437	20,444
Accrued purchases	192	154
Operating lease liability	369	337
Accrued variable consideration	6,877	3,381
Accrued income tax	729	8,702
Due to licensor	12,540	13,127
Accrued interest payable	1,031	—
Other	465	238

Current accrued expenses and other liabilities	61,268	53,613

Lease liability – non-current	3,188	3,557
Due to licensor – non-current	2,497	14,064
Other – non-current	485	—

Non-current accrued expenses and other liabilities	6,170	17,621

Total accrued expenses and other liabilities	$67,438	$71,234

11.	Collaborative and Licensing Arrangements.
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
®

tablets.

11.	Collaborative and Licensing Arrangements (continued).

In October 2023, Endo informed the Company that it is discontinuing work on the Collaboration for development and commercialization of vigabatrin and that it wished to terminate the arrangement. As the Company proceeds with the termination process, the Company does not expect the end of the collaboration to have a material impact on the Company’s consolidated financial statements.

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
®
, and will receive milestone payments and a sharing of defined net profits upon commercialization from KYE consisting of a mid-double-digit
percent of net sales of FIRDAPSE
®
. The Company has also agreed to the sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product in Canada.
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
Revenues from the arrangement with KYE for the years ended December 31, 2023, 2022 and 2021 were not material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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
There was $1.9 million in revenue from the arrangement with DyDo for the year ended December 31, 2023, of which $0.5 million is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income and $1.4 million related to a regulatory filing milestone in Japan is included in licensing and other revenue in the accompanying consolidated statements of operations and comprehensive income. There was $0.5 million in revenue from the arrangement with DyDo for the year ended December 31, 2022, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. Revenues from the arrangement with DyDo for the year ended December 31, 2021 were approximately $2.9 million, which primarily consisted of a $2.7 million nonrefundable upfront license fee, which is included in licensing and other revenue in the accompanying consolidated statements of operations and comprehensive income.

12.	Commitments and Contingencies.
In May 2019, the FDA approved a NDA for RUZURGI
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
th
Circuit. The case was fully briefed in early 2021, and oral argument was held in March 2021.

12.	Commitments and Contingencies (continued).

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
In connection with the settlement with Jacobus, the Company agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of closing
,
and the remaining $10 million will be paid on the second anniversary of closing;

•
An annual royalty on our net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the United States equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of the Company’s FIRDAPSE® patents in the United States, 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

•	If the Company were to receive a priority review voucher for FIRDAPSE® or RUZURGI® in the future, 50% of the consideration paid by a third-party to acquire that voucher will be paid to Jacobus.
The Company’s New Drug Submission filin
g
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
®
) for the treatment of LEMS. Shortly thereafter, the Company initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for RUZURGI
®
as incorrect and unreasonable under Canadian law due to Medunik’s use of Catalyst’s protected data in its application. After two decisions by the trial judge to quash the RUZURGI
®
approval and remand the matter back to Health Canada, the Canadian Federal Appellate Court overturned the trial judge’s decision. The Minister subsequently reapproved RUZURGI
®
’s NOC for Canada
 in 2023
. The Company does not expect the approval of RUZURGI
®
in Canada to have a material impact on the Company’s consolidated financial statements.

12.	Commitments and Contingencies (continued).

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
Further
,
i
n
O
cto
ber 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and the Company filed a similar lawsuit against the manufacturer in
Nov
ember 2023. The Company intends to vigorously protect and defend its intellectual property for FIRDAPSE
®

and, although there can be no assurance, the Company believes that its patent estate will protect FIRDAPSE
®
from generic competition for the life of the patents.
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

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for FIRDAPSE
®
. Under the amendment, the Company has expanded its commercial territory for FIRDAPSE
®
, which originally was comprised of North America, to include Japan. Additionally, the Company’s commercial territory will be expanded under the license agreement to include most of Asia, as well as Latin America, upon the acceptance by the Pharmaceuticals and Medical Devices Agency (PMDA) of a Japan MAA for FIRDAPSE
®
for LEMS. Under the amendment, the Company will pay royalties to our licensor on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.
On December 18, 2023, DyDo filed a Japan NDA with the PMDA, which was accepted for filing upon its submission. As a result, the Company’s territory automatically expanded on that date to include most of Asia, as well as Latin America.
In January 2020, the Company was advised that BioMarin has transferred substantially all of its rights under the license agreement to SERB S.A., and SERB S.A. is now the Company’s licensor under the license agreement.

13.	Agreements (continued).

b.
LICENSE AGREEMENT FOR RUZURGI
®
. On
July 11, 2022
(the Effective Date), the Company entered into an exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI
®
in the United States and Mexico.

Pursuant to the terms of the license agreement, the Company paid Jacobus a
$10
million up-front payment on the Effective Date and also paid an additional
$10
million on the first annual anniversary of the Effective Date (July 11, 2023). The Company is obligated to pay an additional
$10
million on the second annual anniversary of the Effective Date (July 11, 2024). The Company is also obligated to pay tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s products in the United States that range from

1.25% to 2.5%
based on whether there is a competing product or generic version of FIRDAPSE
®
being marketed or sold in the United States.
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
®
.
Additionally, the Company also purchased from Jacobus approximately $4.1 million of RUZURGI
®
inventory previously manufactured by Jacobus, which were recorded as an expense in research and development expenses in the consolidated statement of operations and comprehensive income for 2022.
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
ACQUISITION OF U.S. RIGHTS FOR FYCOMPA
®
.
On January 24, 2023, the Company acquired the U.S. Rights for FYCOMPA
®
(perampanel) CIII a commercial stage epilepsy asset, from Eisai Co., Ltd. (Eisai). The aggregate consideration for the acquisition was $164.2 million in cash, including the reimbursement of certain liabilities and the payment of transaction costs.

Eisai was eligible to receive a contingent payment of $25 million if a certain regulatory milestone was met. As meeting the regulatory milestone was not probable, the Company did not recognize any amount related to the milestone payments in the purchase price. Additionally, after the loss of patent exclusivity for FYCOMPA
®
, the Company may be obligated to pay certain royalties to Eisai on net sales of FYCOMPA
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
The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of FYCOMPA
®
(in thousands):

Base cash payment	$160,000
Cash paid for pro-rated prepaid expenses	1,576
Reimbursement on base purchase price (i)	(3,238)
Transaction costs (ii)	5,870

Total purchase consideration	$164,208

(i)	Recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of the acquisition date and reimbursement was fully applied as of June 30, 2023.
(ii)	As of December 31, 2023 , the full $5.9 million has been paid in cash.
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
The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

Inventory	$4,100
Prepaid expenses and other current assets (samples)	130
Prepaid commercialization expenses	1,576
Property and equipment, net	433
License and acquired intangibles for FYCOMPA ®	158,143
Accrued preclinical and clinical trial expenses	(174)

Total purchase consideration	$164,208

The straight-line method is used to amortize the license and acquired intangibles, as disclosed in Note 9 (License and Acquired Intangibles, Net).

13.	Agreements (continued).

d.	LICENSE AGREEMENT FOR AGAMREE ® (VAMOROLONE).
In July 2023, the Company completed its acquisition from Santhera of an exclusive license for North America for AGAMREE
®

(vamorolone), a treatment for patients suffering with DMD which was approved by the FDA on October 26, 2023. The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities in those jurisdictions. Additionally, the Company will hold North American rights for any future approved indications of AGAMREE
®
. The Company made an
all-cash
initial payment of
 $
75
 million at the closing of the acquisition to acquire the license.
Simultaneously, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction), which are traded on the SIX Swiss Exchange, at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume-weighted average price prior to signing), with the funds invested into Santhera to be used by Santhera for Phase IV studies in DMD and further development of additional indications for AGAMREE
®
. The Company may also be obligated under certain circumstances to make milestone payments and to pay royalties to Santhera.
The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of AGAMREE
®

and the strategic equity investment (in thousands):

Initial cash payment	$75,000
Investment in Santhera	13,465
Transaction costs	6,513

Total purchase consideration	$94,978

The transaction has been accounted for as an asset acquisition in accordance with ASC
805-50.
The Company accounted for the transaction as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in a single asset, the rights to develop, commercialize and manufacture AGAMREE
®
. The AGAMREE
®
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
non-financial
assets based on relative fair values.
The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

License and acquired intangibles for AGAMREE ® (vamorolone) (IPR&D)	$81,513
Investment in Santhera (i)	13,465

Total purchase consideration	$94,978

(i)
The fair value of the investment in Santhera was determined based on the closing market price (CHF 8.25) of Santhera shares and the exchange rate (1.1537) of CHF to USD on the date the shares were transferred, July 19, 2023.

In accordance with FASB ASC
730-10-25,
as AGAMREE
®
(vamorolone) had not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D asset acquired (which includes all transaction costs related to the transactions with Santhera) was immediately expensed to research and development. Milestone payments made are either expensed as research and development or capitalized as a developed asset based on when regulatory approval is obtained. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize all sales-based milestone and royalty payments in cost of sales as revenue from product sales is recognized.

Following the approval of the NDA for AGAMREE
®
on October 26, 2023, the Company became obligated to make a milestone payment of $36 million to Santhera. The $36 million payment was made during the fourth quarter of 2023. The Company capitalized the $36 million payment which is amortized using the straight-line method over the product’s estimated useful life of 10.5 years.
The strategic equity investment in Santhera is accounted for as an investment in equity securities, and is recognized as a non-current
asset, as the Company does not intend on selling the shares within 12 months. Since Santhera shares have a readily determinable fair value, the investment will be measured quarterly at fair value with changes reported in earnings in other income, net in the accompanying consolidated statement of operations and comprehensive income.

13.	Agreements (continued).

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

14.	Income Taxes.
The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.
The income tax expense for the years ended December 31, 2023, 2022, and 2021 consists of (in thousands):

	2023	2022	2021
Current - Federal	$34,975	$12,858	$2,455
Current - State	5,931	3,877	1,414
Deferred - Federal	(16,093)	4,739	8,620
Deferred - State	(1,712)	166	696

	$23,101	$21,640	$13,185

The reconciliation of income tax expense computed at the statutory federal income tax rate of 21% to amounts included in the statements of operations is as follows:

	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State tax	3.1%	3.1%	3.4%
Executive compensation limitation	2.6%	3.6%	1.1%
Tax credit	—	(1.9)%	(0.6)%
Stock compensation windfall	(4.4)%	(5.6)%	(0.6)%
Other	2.1%	0.5%	0.7%

	24.4%	20.7%	25.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/(liabilities) as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Start-up costs	$—	$9,771
Deferred compensation	6,473	4,706
Inventory	448	296
Intangible assets	24,847	52
Accrued expenses	788	—
Operating lease liability	854	953
Capitalized research	4,927	4,255

Total deferred tax assets	38,337	20,033

Deferred tax liabilities:
Prepaid expenses	(1,023)	(481)
Right-of use asset	(759)	(860)
Other	(11)	44

Total deferred tax liabilities	(1,793)	(1,297)

Deferred tax assets, net	$36,544	$18,736

14.	Income Taxes (continued).

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2023, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the above deferred taxes of approximately $37 million are realizable.
The
Company has received several orphan drug designations by the FDA for products currently under development. The orphan drug designations allow the Company to claim increased federal tax credits for certain research and development activities.
An immaterial amount of interest and penalties were accrued through December 31, 2023
a
nd
 2022. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is not currently under income tax examinations by any tax authorities.

15.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at December 31, 2023 and 2022. No shares of preferred stock were outstanding at December 31, 2023 and 2022.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At December 31, 2023 and 2022, 107,121,549 and 105,263,031 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote. See Note 18 (Subsequent Events).
Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021. No shares were repurchased during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, 1,000,000 and 2,208,292 shares, respectively, were repurchased for an aggregate purchase price of approximately $6.9 million and $12.1 million, respectively, ($6.91 and $5.47 average price per share).
2020 Shelf Registration Statement
On July 23, 2020, the Company filed a shelf registration statement with the SEC to sell up to $200 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement (file no. 333-240052) was declared effective by the SEC on July 31, 2020. The Company’s 2020 Shelf Registration Statement expired on July 31, 2023.
2023 Shelf Registration Statement
On September 8, 2023, the Company filed a shelf registration statement with the SEC to sell up to $500 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the “2023 Shelf Registration Statement”). The 2023 Shelf Registration Statement (file no.
333-274427)
became effective upon filing. On January 9, 2024, the Company completed a public offering of 10 million shares of its common stock, raising net proceeds of approximately $140.1 million under the Company’s 2023 Shelf Registration Statement. See Note 18 (Subsequent Events).

16.	Stock Compensation.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense as follows (in thousands):

	2023	2022	2021
Research and development	$1,481	$1,729	$1,611
Selling, general and administrative	12,769	6,178	4,462

Total stock-based compensation	$14,250	$7,907	$6,073

The Company may issue stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the “Awards”) to employees, directors, and consultants of the Company under the 2014 and 2018 Stock Incentive Plans (the 2014 Plan and the 2018 Plan or collectively, the Plans). At December 31, 2023, no shares remain available for future issuance under the 2014 Plan. Under the 2018 Plan, 18,000,000 shares are reserved for issuance and as of December 31, 2023, 1,801,949 shares remain available for future issuance.

16.	Stock Compensation (continued).

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
During the years ended December 31, 2023, 2022 and 202
1
, options to purchase 1,651,345, 3,172,342 and 1,328,936 shares, respectively, of the Company’s common stock were exercised with gross proceeds to the Company of approximately $2.8 million, $9.6 million and $4.1 million, respectively. During the years ended December 31, 2023, 2022 and 2021, no options to purchase shares of the Company’s common stock were exercised on a “cashless” basis.
During the years ended December 31, 2023, 2022 and 2021 the Company recorded non-cash
stock-based compensation expense related to stock options totaling approximately $11.1 million, $6.3 million and $5.5 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company granted seven-year options to purchase an aggregate of 3,598,535, 1,386,500 and 2,330,000 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants.
Stock option activity under the Company’s Plans for the year ended December 31, 2023 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	12,309,108	$4.93
Granted	3,598,535	14.62
Exercised or released	(1,651,345)	1.69
Forfeited or cancelled	(78,810)	11.83
Expired	—	—

Outstanding at end of year	14,177,488	$7.73	4.05	$130,966

Exercisable at end of year	8,891,904	$4.45	2.78	$110,488

Other information pertaining to stock option activity during the years ended December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Weighted–average fair value of granted stock options	$8.66	$8.52	$3.24
Total fair value of vested stock options (in thousands)	$8,278	$6,096	$6,421
Total intrinsic value of exercised stock options (in thousands)	$22,265	$31,881	$3,623
As of December 31, 2023, there was approximately $36.3 million of unrecognized compensation expense related to non-vested
stock option awards granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 3.11 years.
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

16.	Stock Compensation (continued).

Assumptions used during the years were as follows:

	2023	2022	2021

Risk free interest rate	3.55% to 4.92%	1.27% to 4.07%	0.34% to 1.18%
Expected term	4.5 to 5.2 years	4.5 years	4.5 to 4.8 years
Expected volatility	68.0% to 71.0%	68.4% to 69.5%	68.6% to 72.8%
Expected dividend yield	— %	— %	— %
Expected forfeiture rate	— %	— %	— %
Restricted Stock Units
Under the 2018 Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity for the year ended December 31, 2023 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	752,500	$11.46
Granted	370,117	13.67
Vested	(268,158)	11.25
Forfeited	—	—

Nonvested balance at end of year	854,459	$12.48

During the year ended December 31, 2023, 2022 and 2021, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $3.2 million, $1.6 million and $0.5 million, respectively.

17.	Benefit Plan.
The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax
annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2023, 2022, and 2021, the Company’s matching contributions were approximately $0.7 million, $0.5 million and $0.5 million, respectively.

18.	Subsequent Events.
On January 9, 2024, the Company completed a public offering of 10 million shares of its authorized but unissued common stock, raising net proceeds of approximately
$140.1 million. The proceeds of the offering will be used to potentially acquire new products and for general corporate purposes.