Form 10-Q
period 2024-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2024-05-08
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
12b-2
of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 118,115,079 shares of common stock, $0.001 par value per share, were outstanding as of May 6, 2024.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$310,411	$137,636
Accounts receivable, net	60,493	53,514
Inventory	19,953	15,644
Prepaid expenses and other current assets	13,745	12,535

Total current assets	404,602	219,329
Operating lease right-of-use asset	2,440	2,508
Property and equipment, net	1,308	1,195
License and acquired intangibles, net	184,705	194,049
Deferred tax assets, net	38,276	36,544
Investment in equity securities	15,345	16,489

Total assets	$646,676	$470,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,261	$14,795
Accrued expenses and other liabilities	69,305	61,268

Total current liabilities	79,566	76,063
Operating lease liability, net of current portion	3,091	3,188
Other non-current liabilities	2,607	2,982

Total liabilities	85,264	82,233
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 118,029,526 shares and 107,121,549 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	118	107
Additional paid-in capital	416,747	266,488
Retained earnings	144,547	121,272
Accumulated other comprehensive income (Note 4)	—	14

Total stockholders’ equity	561,412	387,881

Total liabilities and stockholders’ equity	$646,676	$470,114

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Product revenue, net	$98,441	$85,304
License and other revenue	68	62

Total revenues	98,509	85,366

Operating costs and expenses:
Cost of sales (a)	12,520	9,946
Research and development	2,581	3,562
Selling, general and administrative (a)	46,938	29,718
Amortization of intangible assets	9,344	6,531

Total operating costs and expenses	71,383	49,757

Operating income	27,126	35,609
Other income, net	1,963	1,704

Net income before income taxes	29,089	37,313
Income tax provision	5,814	7,745

Net income	$23,275	$29,568

Net income per share:
Basic	$0.20	$0.28

Diluted	$0.19	$0.26

Weighted average shares outstanding:
Basic	116,806,117	105,561,229

Diluted	123,403,626	113,986,129

Net income	$23,275	$29,568
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $4 and $5, respectively	(14)	(13)

Comprehensive income	$23,261	$29,555

(a)	exclusive of amortization of intangible assets
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three months ended March 31, 2024 and 2023
(in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance at December 31, 2023	$—	107,122	$107	$266,488	$121,272	$14	$387,881
Issuance of common stock, net	—	10,000	10	140,694	—	—	140,704
Stock-based compensation	—	—	—	8,248	—	—	8,248
Exercise of stock options for common stock	—	664	1	1,521	—	—	1,522
Issuance of common stock upon vesting of restricted stock units, net	—	244	—	(204)	—	—	(204)
Other comprehensive gain (loss)	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	23,275	—	23,275

Balance at March 31, 2024	$—	118,030	$118	$416,747	$144,547	$—	$561,412

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance at December 31, 2022	$—	105,263	$105	$250,430	$49,862	$24	$300,421
Stock-based compensation	—	—	—	2,892	—	—	2,892
Exercise of stock options for common stock	—	548	1	1,269	—	—	1,270
Issuance of common stock upon vesting of restricted stock units, net	—	127	—	(477)	—	—	(477)
Other comprehensive gain (loss)	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	29,568	—	29,568

Balance at March 31, 2023	$—	105,938	$106	$254,114	$79,430	$11	$333,661

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$23,275	$29,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	86	69
Stock-based compensation	8,248	2,892
Amortization of intangible assets	9,344	6,531
Deferred taxes	(1,746)	(1,519)
Accretion of discount	153	—
Reduction in the carrying amount of right-of-use asset	68	64
Acquired inventory samples expensed from asset acquisition	—	130
Change in fair value of equity securities	1,144	—
(Increase) decrease in:
Accounts receivable, net	(6,979)	(22,963)
Inventory	(4,309)	577
Prepaid expenses and other current assets	(1,210)	(191)
Increase (decrease) in:
Accounts payable	(4,534)	(584)
Accrued expenses and other liabilities	8,474	(2,422)
Operating lease liability	(89)	(82)

Net cash provided by (used in) operating activities	31,925	12,070

Investing Activities:
Purchases of property and equipment	(199)	(74)
Payment in connection with asset acquisition	—	(162,293)

Net cash provided by (used in) investing activities	(199)	(162,367)

Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(204)	(477)
Proceeds from exercise of stock options	1,522	1,270
Payment of liabilities arising from asset acquisition	(973)	(644)
Proceeds from issuance of common stock	141,000	—
Payment of fees in connection with issuance of common stock	(296)	—

Net cash provided by (used in) financing activities	141,049	149

Net increase (decrease) in cash and cash equivalents	172,775	(150,148)
Cash and cash equivalents – beginning of period	137,636	298,395

Cash and cash equivalents – end of period	$310,411	$148,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$65	$—
Non-cash investing and financing activities:
Liabilities arising from asset acquisition	$—	$1,915
The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business.
Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing,
developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. The Company currently markets three drug products, FIRDAPSE
®
(amifampridine), FYCOMPA
®
(perampanel), and AGAMREE
®
(vamorolone). The Company is also currently seeking to further expand its product portfolio, with a focus on acquiring the rights to late-stage products to treat rare (orphan) central nervous system and adjacent rare (orphan) diseases. With an unwavering patient focus embedded in everything the Company does, it is committed to providing innovative, best-in-class
medications with the hope of making a meaningful impact on those affected by these conditions.
The Company’s New Drug Application (NDA) for FIRDAPSE
®
 (amifampridine) Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (LEMS) was approved in 2018 by the U.S. Food & Drug Administration (FDA), and FIRDAPSE
®
is commercially available in the United States (U.S.) as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE
®
 for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE
®
is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals. In the third quarter of 2022, the FDA approved the Company’s supplemental New Drug Application approving an expansion of the FIRDAPSE
®
label to include pediatric patients (ages six and older).
On December 17, 2022, the Company entered into an asset purchase agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA
®
(perampanel) CIII, a prescription medication used alone or in combination with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. The Company closed the acquisition of FYCOMPA
®
on January 24, 2023 and the Company began marketing FYCOMPA
®
in the U.S.
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
®
. AGAMREE
®

has previously received FDA Orphan Drug and Fast Track designations. On October 26, 2023, the FDA approved AGAMREE
®
oral suspension 40 mg/ml for the treatment of DMD in patients aged two years and older, and on March 13, 2024, the Company announced the U.S. commercial launch of AGAMREE
®
.
Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and selling its products. The Company has been able to fund its cash needs to date through offerings of its securities and from revenues from sales of its products. See Note 15 (Stockholders’ Equity).
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
On January 9, 2024, the Company completed a public offering of 10 million shares of its common stock, raising net proceeds of approximately $140.7 million. The proceeds of the offering will be used to potentially acquire new products and for general corporate purposes.
Risks and Uncertainties
The Company is subject to risks and uncertainties that could affect its business in unforeseen ways.

2.	Basis of Presentation and Significant Accounting Policies.

a.
INTERIM FINANCIAL STATEMENTS.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2023 included in this Form
10-Q
was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on
Form 10-K
filed by the Company with the SEC. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future period or for the full 2024 fiscal year.

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

d.
CASH AND CASH EQUIVALENTS.
The Company primarily invests in high credit-quality instruments in order to obtain higher yields on its cash equivalents. The Company considers all highly liquid instruments, purchased with an original maturity of three months
or less, to be cash equivalents. Cash equivalents consist mainly of money market funds and U.S. Treasuries. The Company has substantially all its cash and cash equivalents deposited in money market accounts with one financial institution. These amounts exceed federally insured limits.

e.
INVESTMENTS.
At March 31, 2024 investments consisted of an investment in equity securities. At December 31, 2023, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the Federal Deposit Insurance Corporation.

There were no U.S. Treasuries held at March 31, 2024 and U.S. Treasuries held at December 31, 2023 were classified as available-for-sale
securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current
investments in its consolidated balance sheets.

The Company records
available-for-sale
securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (in stockholders’ equity). Realized gains and losses are included in other income, net in the consolidated statements of operations and comprehensive income and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale
securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale
debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income. The Company has not recorded an allowance for credit loss on its available-for-sale
securities. See Note 3 (Investments).
In July 2023, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction). The investment is denominated in Swiss Francs. The Company has determined that it does not have significant influence over the operations of Santhera and accordingly the investment in Santhera’s ordinary shares is recorded under ASC 321, Equity Securities, with changes in fair value, inclusive of changes resulting from movements in foreign exchange rates, in other income, net in the consolidated statement of operations and comprehensive income.

2.	Basis of Presentation and Significant Accounting Policies (continued).

f.
ACCOUNTS RECEIVABLE, NET.
Accounts receivable are recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At March 31, 2024 and December 31, 2023, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.

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

Products that have been approved by the FDA or other regulatory authorities, such as FIRDAPSE
®
, FYCOMPA
®
and AGAMREE
®
are also used in clinical programs to assess the safety and efficacy of the products for usage in treating diseases that have not been approved by the FDA or other regulatory authorities. The forms of FIRDAPSE
®
, FYCOMPA
®
and AGAMREE
®
utilized for both commercial and clinical programs are identical and, as a result, the inventories have an “alternative future use” as defined in authoritative guidance. Raw materials associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.
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
BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
. The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC
805-50,
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

See Notes 12 (Commitments and Contingencies) and 13 (Agreements) for further discussion on the Company’s exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI
®
in the U.S. and Mexico, which the Company accounted for as an asset acquisition under
ASC 805-50.
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

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS.
The Company’s
financial
instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At March 31, 2024 and December 31, 2023, the fair value of these instruments approximated their carrying value.

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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$280,802	$280,802	$—	$—

Investment in equity securities:
Equity securities	$15,345	$15,345	$—	$—

2.	Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$18,256	$18,256	$—	$—

U.S. Treasuries	$94,523	$94,523	$—	$—

Investment in equity securities:
Equity securities	$16,489	$16,489	$—	$—

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

The Company recognizes revenue when its customers obtain title of the promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods. For FIRDAPSE
®
and AGAMREE
®
, subsequent to receiving FDA approvals, the Company entered into an arrangement with one distributor (the Customer), which is the exclusive distributor of FIRDAPSE
®
and AGAMREE
®
in the U.S. The Customer subsequently resells FIRDAPSE
®
and AGAMREE
®
to a small group of exclusive specialty pharmacies (SPs) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of FIRDAPSE
®
and AGAMREE
®
.
During 2023, the Company sold FYCOMPA
®
, through a Transition Service Agreement with Eisai to major wholesalers, specialty pharmaceutical distributors, managed care organizations, and government agencies. The transition services under the Transition Services Agreement ended on December 31, 2023, and beginning on January 1, 2024, the Company commenced sales of FYCOMPA
®
in the U.S. commercial market to major wholesalers, specialty pharmaceutical distributors, managed care organizations, and government agencies.
Product Revenue, Net:
The Company recognizes revenue on product sales when its’ customers obtain control of the Company’s products, which occur at a point in time (upon delivery or upon dispense to patient). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 15 and 60 days.
Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.
If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, substantially all of the Company’s product revenues were from sales to customers in the U.S.
The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended March 31,
	2024	2023
FIRDAPSE ®	$66,842	$57,526
FYCOMPA ®	30,425	27,778
AGAMREE ®	1,174	—

Total product revenue, net	$98,441	$85,304

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2024 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2024 and 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts, Allowances and Wholesaler Fees:
The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through March 31, 2024 and 2023, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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
Product Returns:
Consistent with industry practice, the Company offers its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution or master agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. Return payments related to the sale of products are considered payable to the third-party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other liabilities in the consolidated balance sheets.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
Government Rebates:
The Company is subject to discount obligations under state Medicaid, Medicare and other government programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For reserves related to the sale of its products, there is an establishment of a current liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program.
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
and AGAMREE
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
or AGAMREE
®
while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for FIRDAPSE
®
or AGAMREE
®
. The Patient Assistance Program provides FIRDAPSE
®
or AGAMREE
®
free of charge for longer periods of time for those who are uninsured or functionally uninsured with respect to FIRDAPSE
®
or AGAMREE
®
because they are unable to obtain coverage from their payor despite having health insurance, to the extent allowed by applicable law.
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

2.	Basis of Presentation and Significant Accounting Policies (continued).

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
The Company recognizes sales-based royalties or net profit-sharing when the latter of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty or net profit-sharing has been allocated has been satisfied.
Payments to and from the collaborator are presented in the statement of operations based on the nature of the Company’s business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments.
Refer to Note 11 (Collaborative and Licensing Arrangements), for further discussion on the Company’s collaborative and licensing arrangements.

q.
RESEARCH AND DEVELOPMENT.
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform research-related services for the Company.

The Company records upfront and milestone payments made to third parties under licensing and collaboration arrangements that occur before a compound receives regulatory approval as acquired in-process research and development (IPR&D). IPR&D acquired as part of an asset acquisition with no alternative future use is expensed immediately to research and development. Milestone payments made after regulatory approval are capitalized as a developed asset and unless the asset is determined to have an indefinite life, the Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life.

r.
ADVERTISING EXPENSE.
Advertising costs are expensed as incurred. The Company incurred $3.9 million and $1.7 million in advertising costs during the three months ended March 31, 2024 and 2023, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

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

The Company sells its products, FIRDAPSE
®
and AGAMREE
®
, in the U.S. through an exclusive distributor (its Customer) to SPs. Therefore, its distributor and SPs account for principally all of its trade receivables and net product revenues related to this product. The Company sells its product, FYCOMPA
®
to major wholesalers, specialty pharmaceutical distributors, managed care organizations, and government agencies. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for expected credit loss primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions.

2.	Basis of Presentation and Significant Accounting Policies (continued).

As of March 31, 2024, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE
®
. The Company expects FIRDAPSE
®
and the recently acquired products FYCOMPA
®
and AGAMREE
®
to constitute virtually all of the Company’s product revenue for the foreseeable future.
The Company relies exclusively on third parties to formulate and manufacture its products and any future drug candidates. The commercialization of its products and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE
®
. The Company relies on the same third-party manufacturers for FYCOMPA® as utilized by Eisai prior to the Company’s acquisition in January 2023. It also relies on Santhera as its sole source of supply for AGAMREE
®
. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of its drugs.
The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Three Months Ended March 31,
	2024	2023

Customer A	69.1%	67.4%
Customer B*	—	32.6%
Customer C	10.5%	—
Customer D	10.1%	—

Total	89.7%	100.0%

*During 2023, the Company sold FYCOMPA
®
through a Transition Service Agreement with Eisai. Effective January 1, 2024, FYCOMPA
®
is being sold and distributed through a 3PL organization.

u.
ROYALTIES.
Royalties incurred in connection with the Company’s license agreement for FIRDAPSE
®
and AGAMREE
®
, as
disclosed
in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

Royalties incurred in connection with the Company’s license agreement for RUZURGI
®
, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized for any royalties in excess of the minimum annual royalty payment from July 11, 2022 (the Effective Date) through 2025. The minimum royalty payment that exists annually for calendar years from the Effective Date through 2025 of $3 million are included in the purchase price of the agreement
.

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

w.
COMPREHENSIVE INCOME.
U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2024 and 2023, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale
securities.

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
The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended March 31,
	2024	2023
Basic weighted average common shares outstanding	116,806,117	105,561,229
Effect of dilutive securities	6,597,509	8,424,900

Diluted weighted average common shares outstanding	123,403,626	113,986,129

Outstanding common stock equivalents totaling approximately 5.2 million and 1.3 million, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2024 and 2023, respectively, as their effect would be anti-dilutive.

y.	SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.

z.	RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

aa.	RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the quarter ended March 31, 2024.
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

3.	Investments.
Available-for-sale
investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At March 31, 2024:
U.S. Treasuries—Cash equivalents	$—	$—	$—	$—

Total	$—	$—	$—	$—

At December 31, 2023:
U.S. Treasuries—Cash equivalents	$94,523	$18	$—	$94,505

Total	$94,523	$18	$—	$94,505

There were no realized gains or losses from
available-for-sale
securities for the three months ended March 31, 2024 or 2023.

	For the Three Months Ended March 31,
	2024	2023
Equity securities:
Net gains (losses) recognized during the period on equity securities	$(1,144)	$—

Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$(1,144)	$—

There were no sales of equity securities during the three months ended March 31, 2024 and 2023. Unrealized net gains (losses) recognized during the periods on equity securities are included in other income, net in the consolidated statements of operations.

4.	Accumulated Other Comprehensive Income.
The following table summarizes the changes in accumulated other comprehensive income, net of tax from unrealized gains (losses) on available-for-sale
securities (in thousands), the Company’s only component of accumulated other comprehensive income for the three months ended March 31, 2024 and 2023.
There were no reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2024 or 2023.

Total Accumulated Other Comprehensive Income
Balance at December 31, 2023	$14

Other comprehensive gain (loss) before reclassifications	(14)
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive gain (loss)	(14)

Balance at March 31, 2024	$—

Total Accumulated Other Comprehensive Income
Balance at December 31, 2022	$24

Other comprehensive gain (loss) before reclassifications	(13)
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive gain (loss)	(13)

Balance at March 31, 2023	$11

5.	Inventory.
Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$5,926	$1,910
Work-in-process	3,963	4,573
Finished goods	10,064	9,161

Total inventory	$19,953	$15,644

6.	Prepaid Expenses and Other Current Assets.
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid manufacturing costs	$2,005	$2,005
Prepaid tax	307	1,238
Prepaid insurance	952	1,332
Prepaid subscriptions fees	1,937	1,299
Prepaid research fees	1,513	1,500
Prepaid commercialization expenses	2,951	3,038
Due from collaborative and licensing arrangements	143	138
Prepaid conference and travel expenses	844	771
Prepaid co-pay assistance program	1,561	863
Other	1,532	351

Total prepaid expenses and other current assets	$13,745	$12,535

7.	Operating Leases.
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
The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$108	$108

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$129	$125

Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$22	$22

7.	Operating Leases (continued).

Supplemental balance sheet information related to lease was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$2,440	$2,508

Other current liabilities	$377	$369
Operating lease liabilities, net of current portion	3,091	3,188

Total operating lease liabilities	$3,468	$3,557

As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term was 7.1 years and 7.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of March 31, 2024 and December 31, 2023.
Remaining payments of lease liabilities as of March 31, 2024 were as follows (in thousands):

2024 (remaining nine months)	$394
2025	537
2026	553
2027	570
2028	587
Thereafter	1,440

Total lease payments	4,081
Less: imputed interest	(613)

Total	$3,468

Rent expense was approximately $0.1 million for each of the three-month periods ended March 31, 2024 and 2023.

8.	Property and Equipment, Net.
Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture and equipment	$692	$494
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(808)	(723)

Total property and equipment, net	$1,308	$1,195

9.	License and Acquired Intangibles, Net.
The following table presents the Company’s intangible assets at March 31, 2024 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$3,998	$29,571
License and acquired intangibles for FYCOMPA ®	158,143	37,580	120,563
License and acquired intangibles for AGAMREE ®	36,000	1,429	34,571

Total	$227,712	$43,007	$184,705

9.	License and Acquired Intangibles, Net (continued).

The following table presents the Company’s intangible assets at December 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI ®	$33,569	$3,418	$30,151
License and acquired intangibles for FYCOMPA ®	158,143	29,673	128,470
License and acquired intangibles for AGAMREE ®	36,000	572	35,428

Total	$227,712	$33,663	$194,049

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI
®
, FYCOMPA
®
and AGAMREE
®
was approximately 14.5 years, 5 years and 10.5 years, respectively.
The Company recorded approximately $0.6
million in amortization expense related to the licensed and acquired intangibles for RUZURGI
®
during each of the three months ended March 31, 2024 and 2023, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $
7.9 million and $6.0 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA
®
during the three months ended March 31, 2024 and 2023, respectively, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded approximately $0.9 million and $0 in amortization expense related to the licensed and acquired intangibles for AGAMREE
®
during the three months ended March 31, 2024 and 2023, respectively, within cost of sales in the consolidated statement of operations and comprehensive income. Amortization of the FYCOMPA
®
, RUZURGI
®
and AGAMREE
®

intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income.
The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2024 (remaining nine months)	$28,034
2025	37,378
2026	37,378
2027	37,378
2028	7,705
Thereafter	36,832

Total	$184,705

At March 31, 2024 and December 31, 2023, the weighted average amortization period remaining for intangible assets was 6.2 years and 6.5 years, respectively.
If all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss. There were no impairment charges recognized on definite-lived intangibles for the three months ended March 31, 2024 or 2023.

10.	Accrued Expenses and Other Liabilities.
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued preclinical and clinical trial expenses	$527	$1,015
Accrued professional fees	5,856	4,730
Accrued compensation and benefits	4,852	8,883
Accrued license fees	8,934	24,437
Accrued purchases	694	192
Operating lease liability	377	369
Accrued gross-to-net revenue liabilities *	24,885	6,877
Accrued income tax	7,340	729
Due to licensor	12,205	12,540
Accrued interest payable	1,204	1,031
Accrued charitable contributions	1,800	—
Other	631	465

Current accrued expenses and other liabilities	69,305	61,268

Lease liability – non-current	3,091	3,188
Due to licensor – non-current	1,859	2,497
Other – non-current	748	485

Non-current accrued expenses and other liabilities	5,698	6,170

Total accrued expenses and other liabilities	$75,003	$67,438

*During 2023, the Company sold FYCOMPA
®
through a Transition Service Agreement with Eisai. Effective January 1, 2024, FYCOMPA
®
is being sold and distributed through a 3PL organization.

11.	Collaborative and Licensing Arrangements.
Endo, Inc.
In December 2018, the Company entered into a collaboration and license agreement (Collaboration) with Endo, Inc. (formerly, Endo International plc) (Endo), for the further development and commercialization of generic Sabril
®
(vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical, Inc. (Par). Under the Collaboration, Endo assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the collaboration, while the Company is responsible for exercising commercially reasonable efforts to develop, or cause the development of, a final finished, stable dosage form of generic Sabril
®
tablets.
In October 2023, Endo informed the Company that it has discontinued work on the Collaboration for development and commercialization of vigabatrin and that it wished to terminate the arrangement. As the Company proceeds with the termination process, the Company does not expect the end of the collaboration to have a material impact on the Company’s consolidated financial statements.
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

11.	Collaborative and Licensing Arrangements (continued).

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
Revenues from the arrangement with KYE for the three months ended March 31, 2024 and 2023 were not material.
Revenue is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
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
The agreement includes milestones that are considered a sales-based royalty in which the license is deemed to be the predominant item to which these milestones relate. Revenue will be recognized when the latter of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty has been allocated has been satisfied. Additionally, the agreement includes regulatory milestone payments which represent variable consideration, and due to uncertainty are fully constrained and only recognized when the uncertainty is subsequently resolved. For clinical and commercial supply of the product, the Company will recognize revenue when the Customer obtains control of the Company’s product, which will occur at a point in time which is generally at time of shipment.
There was $
0 and $0.2
million in revenue from the arrangement with DyDo for the three months ended March 31, 2024 and 2023, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income.

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
®
.

12.	Commitments and Contingencies (continued).

On July 30, 2020, the Magistrate Judge considering this lawsuit filed a Report and Recommendation in which the Magistrate Judge recommended to the District Judge handling the case that the District Judge grant the FDA’s and Jacobus’ motions for summary judgment and deny the Company’s motion for summary judgment. On September 29, 2020, the District Judge adopted the Report and Recommendation of the Magistrate Judge, granted the FDA’s and Jacobus’ motions for summary judgment, and dismissed the Company’s case. The Company appealed the District Court’s decision to the U.S. Court of Appeals for the 11 th
Circuit. The case was fully briefed in early 2021, and oral argument was held in March 2021.
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
®
has expired.
On July 11, 2022, the Company settled certain of its disputes with Jacobus. In connection with the settlement, the Company licensed the rights to develop and commercialize RUZURGI
®
in the U.S. and Mexico (the Territory). Simultaneously, the Company purchased, among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI
®
, its new drug applications in the U.S. for RUZURGI
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
In connection with the settlement with Jacobus, the Company agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of closing, and the remaining $10 million will be paid on the second anniversary of closing;

•
An annual royalty on our net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the U.S. equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of the Company’s FIRDAPSE
®
patents in the U.S., 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

•	If the Company were to receive a priority review voucher for FIRDAPSE ® or RUZURGI ® in the future, 50% of the consideration paid by a third-party to acquire that voucher will be paid to Jacobus.
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
®
’s NOC for Canada in 2023. The Company does not expect the approval of RUZURGI
®
in Canada to have a material impact on the Company’s consolidated financial statements.

12.	Commitments and Contingencies (continued).

In January 2023, the Company received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE
®
 in the U.S. The notice letters each alleged that the six patents listed in the FDA Orange Book covering FIRDAPSE
®
 are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, the Company filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified the Company of their ANDA submissions, thus triggering the stay. Further, in October 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and the Company filed a similar lawsuit against the manufacturer in November 2023. The Company intends to vigorously protect and defend its intellectual property for FIRDAPSE
®

and, although there can be no assurance, the Company believes that its patent estate will protect FIRDAPSE
®
from generic competition for the life of the patents.
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
®
Paragraph IV Certifications described above, after due diligence the Company filed lawsuits on April 5, 2023, in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified the Company of their ANDA submissions for both FYCOMPA
®
formulations, thus triggering the
30-month
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

b.
LICENSE AGREEMENT FOR RUZURGI
®
. On July 11, 2022 (the Effective Date), the Company entered into an exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI
®
in the U.S. and Mexico.

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front
payment on the Effective Date and also paid an additional $10 million on the first annual anniversary of the Effective Date (July 11, 2023). The Company is obligated to pay an additional $10 million on the second annual anniversary of the Effective Date (July 11, 2024). The Company is also obligated to pay tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s products in the U.S. that range from 1.25% to 2.5% based on whether there is a competing product or generic version of FIRDAPSE
®
being marketed or sold in the U.S.
A minimum royalty payment exists annually for calendar years from the Effective Date through 2025 of $3 million, provided that such minimum annual royalty payment shall be prorated in the first calendar year of the agreement. As these minimum payments are both probable and estimable, they are included in the purchase price of the agreement and any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (which ends when there is no valid claim under the Company’s FIRDAPSE
®
patents in the U.S.) of $5 million unless a competing product or generic version of FIRDAPSE
®
is being marketed or sold in the U.S. If these minimum payments become probable in the future, the Company would recognize a contingent liability at that time with an offset to the value of the intangible asset acquired. Any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis.
Assets acquired as part of the license agreement include among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI
®
, its new drug applications in the U.S. for RUZURGI
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
The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of FYCOMPA
®
(in thousands):

Base cash payment	$160,000
Cash paid for pro-rated prepaid expenses	1,576
Reimbursement on base purchase price (i)	(3,238)
Transaction costs (ii)	5,870

Total purchase consideration	$164,208

(i)	Recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of the acquisition date and reimbursement was fully applied as of June 30, 2023.
(ii)	As of March 31, 2024, the full $5.9 million has been paid in cash.
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
LICENSE AGREEMENT FOR AGAMREE
®
(VAMOROLONE).
In July 2023, the Company completed its acquisition from Santhera of an exclusive license for North America for AGAMREE
®

(vamorolone), a treatment for patients suffering with DMD which was approved by the FDA on October 26, 2023. On March 13, 2024, the Company announced the U.S. commercial launch of AGAMREE
®
for the treatment of DMD in patients aged two years or older. The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities in those jurisdictions. Additionally, the Company will hold North American rights for any future approved indications of AGAMREE
®
. The Company made an
all-cash
initial payment of $75 million at the closing of the acquisition to acquire the license.

Under the license agreement, the Company pays: (i) royalties to the licensor until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE
®
equal to 5% of net sales (as defined in the license agreement) in North America for any calendar year for sales equal to or less than $100 million (prior to December 31, 2025 only), 7% of net sales for sales in excess of $100 million and up to $200 million, 9% of net sales for sales in excess of $200 million and up to $300 million, 11% of net sales for sales in excess of $300 million; and (ii) royalties to the third-party licensor of the rights sublicensed to the Company until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE
®
equal to 7% of net sales (as defined in the license agreement) in North America for any single calendar year for sales equal to or less than $250 million, 8.5% of net sales for sales in excess of $250 million and up to $500 million, 10% of net sales for sales in excess of $500 million and up to $750 million, 12% of net sales for sales in excess of $750 million and up to $1 billion, 13% of net sales for sales in excess of $1 billion and up to $2 billion and 15% of net sales for sales in excess of $2 billion. Furthermore, the Company may pay Santhera sales-based milestones of up to $105 million as well as up to 11% percent royalties for all additional indications and milestones of up to $50 million for the first three additional indications.
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
non-financial
assets based on relative fair values.

13.	Agreements (continued).

The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

License and acquired intangibles for AGAMREE ® (vamorolone) (IPR&D)	$81,513
Investment in Santhera (i)	13,465

Total purchase consideration	$94,978

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
The Company’s effective income tax rate was 20.0% and 20.8% for the three months ended March 31, 2024 and 2023, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions.
The Company had no uncertain tax positions as of March 31, 2024 and December 31, 2023.

15.	Stockholders’ Equity.
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share, at March 31, 2024 and December 31, 2023. No shares of preferred stock were outstanding at March 31, 2024 and December 31, 2023.
Common Stock
The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At March 31, 2024 and December 31, 2023, 118,029,526 and 107,121,549 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

15.	Stockholders’ Equity (continued).

Share Repurchases
In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule
10b-18
of the Securities Act. The share repurchase program commenced on March 22, 2021. No shares were repurchased during the three months ended March 31, 2024 and 2023.
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
333-274427)
became effective upon filing. On January 9, 2024, the Company completed a public offering of 10 million shares of its common stock, raising net proceeds of approximately $140.7 million under the Company’s 2023 Shelf Registration Statement.

16.	Stock Compensation.
For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense as follows (in thousands):

	2024	2023
Research and development	$509	$339
Selling, general and administrative	7,739	2,553

Total stock-based compensation	$8,248	$2,892

Stock Options
As of March 31, 2024, there were outstanding stock options to purchase 14,241,187 shares of common stock, of which stock options to purchase 8,869,384 shares of common stock were exercisable as of March 31, 2024.
During the three months ended March 31, 2024 and 2023, the Company granted seven-year term options to purchase an aggregate of 793,495 and 340,500 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $5.4 million and $2.2 million, respectively, during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, options to purchase 664,432 shares and 547,957 shares, respectively, of the Company’s common stock were exercised, with proceeds of $1.5 million and $1.3 million respectively, to the Company.
As of March 31, 2024, there was approximately $36.4 million of unrecognized compensation expense related to non-vested
stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 3.1 years.
Restricted Stock Units
The Company granted 35,693 restricted stock units and no restricted stock units during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded non-cash
stock-based compensation expense related to restricted stock units totaling $2.9 million and $0.7 million, respectively.
As of March 31, 2024, there was approximately $7.8 million of unrecognized compensation expense related to non-vested
restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 3.1 years.

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

•

Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the first quarter of fiscal 2024.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding commitments, if any.

•

Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently market three drug products, FIRDAPSE® (amifampridine), FYCOMPA® (perampanel), and AGAMREE® (vamorolone). We are also currently seeking to further expand our product portfolio, with a focus on acquiring the rights to late-stage products to treat rare (orphan) central nervous system and adjacent rare (orphan) diseases. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children ages six and up. Further, on January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA® from Eisai Co., Ltd. (Eisai) and are now also marketing that product in the United States (U.S.). FYCOMPA® (perampanel) CIII is a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. Finally, on July 18, 2023, we closed our acquisition from Santhera Pharmaceuticals Holding, Inc. (Santhera) of an exclusive license for North America for vamorolone, a novel corticosteroid treatment for patients suffering from Duchenne muscular dystrophy (DMD). On October 26, 2023, the FDA approved AGAMREE® (vamorolone) oral suspension 40 mg/ml for the treatment of DMD in patients aged two years and older, and on March 13, 2024, we announced the U.S. commercial launch of AGAMREE®.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, or NDA, for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with LEMS, and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg to include pediatric patients, six years of age and older for the treatment of LEMS.

We sell FIRDAPSE® through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 34 field personnel, including sales (Regional Account Managers), thought leader liaisons and patient assistance and insurance navigation support (Patient Access Liaisons). We also have a field-based force of 11 medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®.

Additionally, we use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs to reduce out of pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to $0 whenever possible. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE. However, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need, who meet those independent organizations guidelines. In addition, Catalyst has a safety net program in place for patients who are uninsured and underinsured. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

On August 4, 2023, we submitted an sNDA seeking to increase the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of LEMS from 80 mg to 100 mg. On October 13, 2023, we announced that the FDA had accepted for review our sNDA and assigned a Prescription Drug User Fee Act (PDUFA) action date of June 4, 2024. There can be no assurance that the FDA will approve our sNDA.

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

Further, upon acceptance of the Japan NDA by the PMDA, which occurred on December 18, 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently initiating plans to seek opportunities to expand FIRDAPSE®’s global footprint through strategic partnerships (with the current focus on the Asia Pacific and Latin American regions). However, no such arrangements have been entered into to date.

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against this manufacturer in November 2023 in the U.S. District Court for the District of New Jersey. All of these lawsuits are progressing.

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

We sell FYCOMPA® through a field force experienced in epilepsy products consisting at this time of approximately 31 field personnel, including sales (Regional Account Managers) and payor reimbursement (National Account Managers). We also have a field-based force of seven medical science liaisons who are helping educate the medical community who treat epilepsy about scientific literature regarding epilepsy and FYCOMPA®. Effective January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization.

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

AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (AGAMREE® License Agreement) and an Investment Agreement (Investment Agreement) with Santhera. Under the AGAMREE® License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE® (vamorolone), a novel corticosteroid for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, following approval of the NDA for the drug, on October 26, 2023, we became obligated to make a milestone payment of $36 million to Santhera, $26 million of which Santhera has advised us was used to make milestone payments that they owe to third parties. The $36 million payment was made during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties. In addition to the rights to commercialize the product in North America, the AGAMREE® License Agreement provides us with the right of first negotiation for AGAMREE® in Europe and Japan should Santhera pursue partnership opportunities in those territories. Additionally, we will hold the North American rights to any future approved indications for AGAMREE®. Finally, under our AGAMREE® License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon rates.

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s post-reverse split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume weighted average price prior to signing), with the approximately $15.7 million USD in equity investment proceeds, inclusive of the approximately $13.5 million USD fair value of the investment in Santhera and approximately $2.2 million USD of transaction costs included in acquired in-process research and development, to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. At May 6, 2024, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 9.06 per share.

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

On March 13, 2024, we announced the U.S. commercial launch of AGAMREE® for the treatment of DMD in patients aged two years or older. During the first quarter of 2024 in connection with our preparation for the commercial launch of AGAMREE® we incurred substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses. We also anticipate minimal sales and personnel expansion to market AGAMREE®, with approximately 10 additional commercial team members required, due to the synergy of this product with our existing neuromuscular franchise. We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Finally, we have established a joint steering committee with Santhera that is overseeing the lifecycle management and development of AGAMREE® for additional indications beyond DMD.

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

AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also enjoys Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by six Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension and will update the relevant expiration date in the Orange Book upon a final determination by the USPTO. The earliest a generic manufacturer could file an ANDA is October 26, 2027. If we were to pursue a patent infringement action if any such ANDA challenges any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of the ANDA until April 26, 2031.

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

Capital Resources

At March 31, 2024, we had cash and cash equivalents of approximately $310.4 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and FYCOMPA®, that our commercialization of AGAMREE® will be successful, or that we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms.

Basis of Presentation

Revenues.

During the three months ended March 31, 2024, we generated revenues from U.S. product sales of FIRDAPSE®, FYCOMPA®, and AGAMREE®. We expect these revenues to fluctuate in future periods based on our sales of our products. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE Pharmaceuticals launched FIRDAPSE® in Canada. During the three months ended March 31, 2024, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.

For the three months ended March 31, 2024, no revenues were generated under our collaborative agreement with Endo. We do not expect to generate revenue in future periods as a result of Endo informing us in the fourth quarter of 2023 that they are discontinuing work on the collaboration for development and commercialization of vigabatrin and that they wish to terminate the arrangement.

For the three months ended March 31, 2024, we generated no revenues from our collaborative agreement with DyDo. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory milestones set forth in such agreement.

The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we experienced a delay in patient claims to certain non-Medicare payors in certain states.

Cost of Sales.

Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of our products. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs and manufacturing variances.

Research and Development Expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, support for selected investigator-sponsored research, and support for our commercial activities. The major components of research and development costs include acquired IPR&D, preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts and support for our commercial efforts. Prior to January 2023, all of our research and development resources have been devoted to the development of FIRDAPSE®, CPP-109 (our version of vigabatrin), and formerly CPP-115, and until we acquire or license new products, we currently expect that our future development costs will be attributable principally to the continued development of FIRDAPSE®, FYCOMPA® and AGAMREE®.

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

Selling, General and Administrative Expenses.

During 2019, we actively committed funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales program for FIRDAPSE®. We are also now incurring substantial commercialization expenses for FYCOMPA® and substantial commercialization expenses for AGAMREE®.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2023 Annual Report on Form 10-K that we filed with the SEC on February 28, 2024. Our most critical accounting policies and estimates include: accounting for revenue recognition, valuation of intangible assets, stock-based compensation and valuation allowance for deferred tax assets. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K.

Results of Operations

Revenues.

For the three months ended March 31, 2024, we recognized total revenues of $98.5 million which included $98.4 million in net revenue from product sales, primarily in the U.S., compared to $85.4 million in total revenues, which included $85.3 million in net revenues from product sales for the three months ended March 31, 2023. FIRDAPSE® net sales were approximately $66.8 million and $57.5 million for the three months ended March 31, 2024 and 2023, respectively. FYCOMPA® net sales were approximately $30.4 million for the three months ended March 31, 2024 compared to $27.8 million for the period between January 24, 2023 (date of acquisition) and March 31, 2023. AGAMREE® net sales were approximately $1.2 million for the period between March 13, 2024 (date of commercial launch) and March 31, 2024.

Net revenues from product sales of FIRDAPSE® increased by 16.2% from the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2024. Product revenue for FYCOMPA® during the three months ended March 31, 2024 were affected by differences in variable consideration (gross-to-net) compared to the period between January 24, 2023 (date of acquisition) and March 31, 2023, when revenues were booked under Eisai’s cost arrangements with distributors and government authorities. Starting on January 1, 2024, all such costs are tied to arrangements between us and those distributors and government agencies, which costs are higher than Eisai’s costs, thereby increasing the gross-to-net deductions for FYCOMPA® and correspondingly decreasing FYCOMPA® net product revenue. As a reminder, in the first quarter of the calendar year, like many companies in our industry, we are impacted by the reset of patient insurance deductibles.

For each of the three months ended March 31, 2024 and 2023, we also recognized $0.1 million in license and other revenue.

Cost of Sales.

Cost of sales was approximately $12.5 million for the three months ended March 31, 2024, compared to $9.9 million for the three months ended March 31, 2023. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® in both periods consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the three months ended March 31, 2024 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. See Note 9 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $9.3 million for the three months ended March 31, 2024 compared to $6.5 million for the three months ended March 31, 2023. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years. We also capitalized a $36 million milestone payment paid to Santhera during the fourth quarter of 2023 which is being amortized over the product’s estimated useful life of 10.5 years.

Research and Development Expenses.

Research and development expenses for the three months ended March 31, 2024 and 2023 were approximately $2.6 million and $3.6 million, respectively, and represented approximately 4% and 7% of total operating costs and expenses, respectively. Research and development expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended March 31,		Change
	2024	2023	$	%
Research and development expenses	$2,072	$3,223	(1,151)	(35.7)
Employee stock-based compensation	509	339	170	50.1

Total research and development expenses	$2,581	$3,562	(981)	(27.5)

Research and development expenses remained relatively consistent for the three months ended March 31, 2024, when compared to the same period in 2023. For the three months ended March 31, 2024, research and development expenses primarily consisted of costs relating to research and development activities supporting our commercial products. For the three months ended March 31, 2023, research and development expenses included costs relating to closing out sites for both our MuSK-MG clinical trial and our previously operated expanded access program, as well as costs for research and development activities supporting our commercial products.

We expect that research and development expenses will continue to be significant in 2024 and beyond as we execute on our strategic initiative and portfolio expansion efforts, with a keen focus on products to treat rare and difficult to treat diseases.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were approximately $46.9 million and $29.7 million, respectively, and represented approximately 66% and 60% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended March 31,		Change
	2024	2023	$	%
Selling	$25,321	$17,764	7,557	42.5
General and administrative	13,878	9,401	4,477	47.6
Employee stock-based compensation	7,739	2,553	5,186	203.1

Total selling, general and administrative expenses	$46,938	$29,718	17,220	57.9

For the three months ended March 31, 2024, selling, general and administrative expenses increased approximately $17.2 million, compared to the same period in 2023. This was primarily attributable to an approximately $7.7 million increase in employee compensation and stock-based compensation related to annual merit increases and an increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®, an approximately $4.4 million increase in commercialization expenses related to the launch of AGAMREE® and to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $0.4 million. Further, an approximately $3.9 million increase in stock-based compensation expense is related to the retirement of two former executives, which was recorded during the first quarter of 2024 upon lapse of the applicable revocation periods under the agreements with these former executives.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE®, continue our efforts to market FYCOMPA® and AGAMREE® in 2024, and take steps to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three months ended March 31, 2024 and 2023 was $8.2 million and $2.9 million, respectively. In the first quarter of 2024 and 2023, grants were principally for stock options relating to year-end bonus awards and grants to new employees.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of $2.0 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase in other income, net for the three months ended March 31, 2024 of approximately $0.3 million when compared to the same period in 2023 is primarily due to higher invested balances offset by $0.2 million of accretion expense related to payments arising from our acquisition of RUZURGI® and an unrealized loss recognized during the period on equity securities of $1.1 million.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest income (expense), net	$3,107	$1,704
Net gains (losses) recognized during the period on equity securities	(1,144)	—

Total other income, net	$1,963	$1,704

Income Taxes.

Our effective income tax rate was 20.0% and 20.8% for the three months ended March 31, 2024 and 2023, respectively. Differences in our effective tax and the statutory federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods.

We had no uncertain tax positions as of March 31, 2024 and December 31, 2023.

Net Income.

Our net income was $23.3 million for the three months ended March 31, 2024 ($0.20 per basic and $0.19 per diluted share) as compared to a net income of $29.6 million for the three months ended March 31, 2023 ($0.28 per basic and $0.26 per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple offerings of our securities and revenues from product sales. At March 31, 2024 we had cash and cash equivalents aggregating $310.4 million and working capital of $325.0 million. At December 31, 2023, we had cash and cash equivalents aggregating $137.6 million and working capital of $143.3 million. At March 31, 2024, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts.

On September 8, 2023, we filed a shelf registration statement with the SEC to sell up to $500 million of common stock, preferred stock, warrants to purchase common stock, debt securities and units consisting of one or more of such securities (the 2023 Shelf Registration Statement). The 2023 Shelf Registration Statement (file no. 333-274427) became effective upon filing. On January 9, 2024, we completed a public offering of 10 million shares of our common stock under the 2023 Shelf Registration Statement, raising net proceeds of approximately $140.7 million.

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

Cash Flows.

Net cash provided by operating activities was $31.9 million and $12.1 million, respectively, for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, net cash provided by operating activities was primarily attributable to our net income of $23.3 million, increases of $8.5 million in accrued expenses and other liabilities, $8.2 million in stock-based compensation, $9.4 million in amortization of intangible assets and depreciation and $1.4 million in non-cash expenses. This was partially offset by increases of $7.0 million in accounts receivable, net, $4.3 million in inventory and $1.2 million prepaid expenses and other current assets, decreases of $4.5 million in accounts payable and $0.1 million in operating lease liability and $1.7 million in deferred taxes. During the three months ended March 31, 2023, net cash provided by operating activities was primarily attributable to our net income of $29.6 million, a decrease of $0.6 million in inventory, $2.9 million in stock-based compensation, $6.6 million in amortization of intangible assets and depreciation and $0.2 million in non-cash expenses. This was partially offset by increases of $23.0 million in accounts receivable, net, $0.2 million in prepaid expenses and other current assets and decreases of $0.6 million in accounts payable, $2.4 million in accrued expenses and other liabilities, $0.1 million in operating lease liability and $1.5 million in deferred taxes. The increase in accounts receivable, net, primarily relates to sales of FYCOMPA®, which has a longer cash collection cycle than FIRDAPSE®.

Net cash used in investing activities during the three months ended March 31, 2024 was $0.2 million and consisted of purchases of property and equipment. Net cash used in investing activities was $162.4 million for the three months ended March 31, 2023, consisting primarily of payment in connection with the FYCOMPA® asset acquisition.

Net cash provided by financing activities during the three months ended March 31, 2024 was $141.0 million, consisting primarily of proceeds from the issuance of common stock. Net cash provided by financing activities during the three months ended March 31, 2023 was $0.1 million, consisting primarily of proceeds from the exercise of stock options, partially offset by the payment of liabilities arising from asset acquisition and payment of employee withholding tax related to stock-based compensation.

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

For the three months ended March 31, 2024 and 2023, we recognized an aggregate of approximately $8.9 million and $7.6 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

•

An annual royalty on Catalyst’s net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the U.S. equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of Catalyst’s FIRDAPSE® patents in the U.S., 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and

•	If Catalyst were to receive a priority review voucher for FIRDAPSE® or RUZURGI® in the future, 50% of the consideration paid by a third-party to acquire that voucher will be paid to Jacobus.

For the three months ended March 31, 2024 and 2023, we recognized an aggregate of approximately $0.9 million and $0.8 million, respectively, of royalties payable to Jacobus.

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

•

Under the license agreement, we pay: (i) royalties to the licensor until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE® equal to 5% of net sales (as defined in the license agreement) in North America for any calendar year for sales equal to or less than $100 million (prior to December 31, 2025 only), 7% of net sales for sales in excess of $100 million and up to $200 million, 9% of net sales for sales in excess of $200 million and up to $300 million, 11% of net sales for sales in excess of $300 million; and (ii) royalties to the third-party licensor of the rights sublicensed us until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE® equal to 7% of net sales (as defined in the license agreement) in North America for any single calendar year for sales equal to or less than $250 million, 8.5% of net sales for sales in excess of $250 million and up to $500 million, 10% of net sales for sales in excess of $500 million and up to $750 million, 12% of net sales for sales in excess of $750 million and up to $1 billion, 13% of net sales for sales in excess of $1 billion and up to $2 billion and 15% of net sales for sales in excess of $2 billion. Furthermore, we may pay Santhera sales-based milestones of up to $105 million as well as up to 11% percent royalties for all additional indications and milestones of up to $50 million for the first three additional indications.

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

For the three months ended March 31, 2024, we recognized an aggregate of approximately $0.1 million of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

The continued successful commercialization of FIRDAPSE® (amifampridine), FYCOMPA® (perampanel) CIII, and AGAMREE® (vamorolone) are highly uncertain. Factors that will affect our success include the uncertainty of:

•	Whether we will be able to continue to successfully market and sell FIRDAPSE®, FYCOMPA®, and AGAMREE® while maintaining full compliance with applicable federal and state laws, rules and regulations;

•	Whether our estimates of the size of the market for FIRDAPSE® for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS) will prove to be accurate;

•	Whether our supplemental New Drug Application (sNDA) seeking to increase the maximum daily dosage of FIRDAPSE® from 80 mg to 100 mg will be approved by the U.S. Food and Drug Administration (FDA);

•	Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;

•	Whether we will be able to locate LEMS patients who are undiagnosed or are misdiagnosed with other diseases;

•	Whether patients will discontinue from the use of FIRDAPSE® and FYCOMPA® at rates that are higher than historically experienced or are higher than we project;

•	Whether new FIRDAPSE®, FYCOMPA®, and AGAMREE® patients can be successfully titrated to stable therapy;

•	Whether we can continue to market FIRDAPSE® and FYCOMPA® on a profitable and cash flow positive basis;

•	Whether AGAMREE® will become profitable and cash flow positive now that it has been launched;

•	Whether we will be able to demonstrate, to the satisfaction of the FDA and third-party payors, whether AGAMREE® offers advantages compared to corticosteroids or competitor’s products;

•	Whether the acquisition of AGAMREE® will prove to be accretive to EBITDA and EPS in 2024 and beyond;

•	Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;

•	Whether payors will provide coverage and reimburse for our products at the price that we charge for our products;

•	The ability of our third-party suppliers and contract manufacturers to supply sufficient product to meet our customers’ needs in future periods;

•	The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);

•	The ability of those third parties that distribute our products to maintain compliance with applicable law;

•	Our ability to maintain compliance with applicable rules relating to our patient assistance programs for our products;

•	Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support patients in financial need;

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

•	Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;

•	Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, our collaboration partner in Canada;

•	The impact on sales of FIRDAPSE® in the U.S. if an amifampridine product is purchased in Canada for use in the U.S.;

•	Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan; and

•	Whether our plans to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful.

•

System failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions whether it occurs directly to us or indirectly through third-parties.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE®, FYCOMPA®, and AGAMREE® and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

a.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.

During the three months ended March 31, 2024, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Paragraph IV Patent Litigation

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents listed in the FDA Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDAs until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against the manufacturer in November 2023. All of these lawsuits are progressing.

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

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2023 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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
During the three months ended March 31, 2024, we did not repurchase any of our common stock. Approximately $21 million remains available under the Share Repurchase Program as of March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None
.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable
.

ITEM 5.	OTHER INFORMATION
None
.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Michael W. Kalb
Michael W. Kalb
Executive Vice President and Chief Financial Officer

Date: May 8, 2024