Form 10-Q
period 2024-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2024-08-07
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 118,687,897 shares of common stock, $0.001 par value per share, were outstanding as of August 5, 2024.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$375,693	$137,636
Accounts receivable, net	57,172	53,514
Inventory	18,014	15,644
Prepaid expenses and other current assets	23,550	12,535
Total current assets	474,429	219,329
Operating lease right-of-use asset	2,371	2,508
Property and equipment, net	1,227	1,195
License and acquired intangibles, net	175,361	194,049
Deferred tax assets, net	39,889	36,544
Investment in equity securities	13,083	16,489
Total assets	$706,360	$470,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,116	$14,795
Accrued expenses and other liabilities	85,202	61,268
Total current liabilities	92,318	76,063
Operating lease liability, net of current portion	2,991	3,188
Other non-current liabilities	2,396	2,982
Total liabilities	97,705	82,233
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 118,521,366 shares and 107,121,549 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	119	107
Additional paid-in capital	423,195	266,488
Retained earnings	185,341	121,272
Accumulated other comprehensive income (Note 4)	—	14
Total stockholders’ equity	608,655	387,881
Total liabilities and stockholders’ equity	$706,360	$470,114

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$122,653	$99,477	$221,094	$184,781
License and other revenue	57	105	125	167
Total revenues	122,710	99,582	221,219	184,948
Operating costs and expenses:
Cost of sales (a)	15,405	12,045	27,925	21,991
Research and development	2,985	3,954	5,566	7,516
Selling, general and administrative (a)	40,730	28,396	87,668	58,114
Amortization of intangible assets	9,344	8,488	18,688	15,019
Total operating costs and expenses	68,464	52,883	139,847	102,640
Operating income	54,246	46,699	81,372	82,308
Other income, net	1,542	1,813	3,505	3,517
Net income before income taxes	55,788	48,512	84,877	85,825
Income tax provision	14,994	10,750	20,808	18,495
Net income	$40,794	$37,762	$64,069	$67,330
Net income per share:
Basic	$0.35	$0.36	$0.55	$0.64
Diluted	$0.33	$0.33	$0.52	$0.59
Weighted average shares outstanding:
Basic	118,180,396	106,258,790	117,493,257	105,911,936
Diluted	124,655,999	113,673,534	124,028,752	113,840,155

Net income	$40,794	$37,762	$64,069	$67,330
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0, ($3), $4 and $2, respectively	—	8	(14)	(5)
Comprehensive income	$40,794	$37,770	$64,055	$67,325

__________________________________

(a)
exclusive of amortization of intangible assets

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2024 and 2023

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	$—	107,122	$107	$266,488	$121,272	$14	$387,881
Issuance of common stock, net	—	10,000	10	140,694	—	—	140,704
Stock-based compensation	—	—	—	8,248	—	—	8,248
Exercise of stock options for common stock	—	664	1	1,521	—	—	1,522
Issuance of common stock upon vesting of restricted stock units, net	—	244	—	(204)	—	—	(204)
Other comprehensive gain (loss)	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	23,275	—	23,275
Balance at March 31, 2024	—	118,030	118	416,747	144,547	—	561,412
Issuance of common stock, net	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	4,408	—	—	4,408
Exercise of stock options for common stock	—	491	1	2,030	—	—	2,031
Other comprehensive gain (loss)	—	—	—	—	—	—	—
Net income	—	—	—	—	40,794	—	40,794
Balance at June 30, 2024	$—	118,521	$119	$423,195	$185,341	$—	$608,655

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	$—	105,263	$105	$250,430	$49,862	$24	$300,421
Stock-based compensation	—	—	—	2,892	—	—	2,892
Exercise of stock options for common stock	—	548	1	1,269	—	—	1,270
Issuance of common stock upon vesting of restricted stock units, net	—	127	—	(477)	—	—	(477)
Other comprehensive gain (loss)	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	29,568	—	29,568
Balance at March 31, 2023	—	105,938	106	254,114	79,430	11	333,661
Stock-based compensation	—	—	—	3,298	—	—	3,298
Exercise of stock options for common stock	—	557	1	616	—	—	617
Issuance of common stock upon vesting of restricted stock units, net	—	6	—	(52)	—	—	(52)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income	—	—	—	—	37,762	—	37,762
Balance at June 30, 2023	$—	106,501	$107	$257,976	$117,192	$19	$375,294

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$64,069	$67,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	177	151
Stock-based compensation	12,656	6,190
Amortization of intangible assets	18,688	15,019
Deferred taxes	(3,359)	(4,758)
Accretion of discount	287	—
Reduction in the carrying amount of right-of-use asset	137	129
Acquired inventory samples expensed from asset acquisition	—	130
Change in fair value of equity securities	3,406	—
(Increase) decrease in:
Accounts receivable, net	(3,658)	(32,357)
Inventory	(2,370)	154
Prepaid expenses and other current assets	(11,015)	(1,891)
Increase (decrease) in:
Accounts payable	(7,679)	446
Accrued expenses and other liabilities	24,902	(7,553)
Operating lease liability	(181)	(166)
Net cash provided by (used in) operating activities	96,060	42,824
Investing Activities:
Purchases of property and equipment	(209)	(74)
Payment in connection with asset acquisition	—	(162,293)
Net cash provided by (used in) investing activities	(209)	(162,367)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(204)	(529)
Proceeds from exercise of stock options	3,553	1,887
Payment of liabilities arising from asset acquisition	(1,847)	(1,423)
Proceeds from issuance of common stock	141,000	—
Payment of fees in connection with issuance of common stock	(296)	—
Net cash provided by (used in) financing activities	142,206	(65)
Net increase (decrease) in cash and cash equivalents	238,057	(119,608)
Cash and cash equivalents – beginning of period	137,636	298,395
Cash and cash equivalents – end of period	$375,693	$178,787
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$34,101	$27,821
Cash paid for interest	$140	$—
Non-cash investing and financing activities:
Liabilities arising from asset acquisition	$—	$1,915

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. The Company currently markets three drug products, FIRDAPSE® (amifampridine), FYCOMPA® (perampanel), and AGAMREE® (vamorolone). The Company is also currently seeking to further expand its product portfolio, with a focus on acquiring the rights to late-stage products to treat rare (orphan) central nervous system and adjacent rare (orphan) diseases. With an unwavering patient focus embedded in everything it does, the Company is committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

The Company’s New Drug Application (NDA) for FIRDAPSE® (amifampridine) Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (LEMS) was approved in 2018 by the U.S. Food & Drug Administration (FDA), and FIRDAPSE® is commercially available in the United States (U.S.) as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE® for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE® is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals, Inc. (KYE). In the third quarter of 2022, the FDA approved the Company’s supplemental New Drug Application approving an expansion of the FIRDAPSE® label to include pediatric patients (ages six and older). In the second quarter of 2024, the FDA approved the Company’s supplemental New Drug Application increasing the indicated maximum daily dose of FIRDAPSE® (amifampridine) for adults and pediatric patients weighing more than 45 kg from 80 mg to 100 mg for the treatment of LEMS.

On December 17, 2022, the Company entered into an asset purchase agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® (perampanel) CIII, a prescription medication used alone or in combination with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. The Company closed the acquisition of the U.S. rights to FYCOMPA® on January 24, 2023 and is now marketing FYCOMPA® in the U.S.

In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for AGAMREE® (vamorolone), a treatment for patients suffering with Duchenne muscular dystrophy (DMD). The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities in those jurisdictions. Additionally, the Company holds the North American rights for any future approved indications of AGAMREE®. AGAMREE® has previously received FDA Orphan Drug and Fast Track designations. On October 26, 2023, the FDA approved AGAMREE® oral suspension 40 mg/ml for the treatment of DMD in patients aged two years and older, and on March 13, 2024, the Company began marketing AGAMREE® in the U.S.

The Company has devoted substantially all its efforts to selling its products, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and research and development. The Company has been able to fund its cash needs to date through offerings of its securities and from revenues from sales of its products. See Note 15 (Stockholders’ Equity).

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

2.
Basis of Presentation and Significant Accounting Policies.
a.
INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2023 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period or for the full 2024 fiscal year.

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
e.
INVESTMENTS. At June 30, 2024 investments consisted of an investment in equity securities. At December 31, 2023, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

There were no U.S. Treasuries held at June 30, 2024 and U.S. Treasuries held at December 31, 2023 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in its consolidated balance sheets.

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

In July 2023, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction). The investment is denominated in Swiss Francs. The Company has determined that it does not have significant influence over the operations of Santhera and accordingly the investment in Santhera’s ordinary shares is recorded under ASC 321, Equity Securities, with changes in fair value, inclusive of changes resulting from movements in foreign exchange rates, in other income, net in the consolidated statement of operations and comprehensive income.

2.
Basis of Presentation and Significant Accounting Policies (continued).
f.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At June 30, 2024 and December 31, 2023, the Company determined that an allowance for expected credit losses was not required. No accounts were written off during the periods presented.
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

Products that have been approved by the FDA or other regulatory authorities, such as FIRDAPSE®, FYCOMPA® and AGAMREE® are also used in clinical programs to assess the safety and efficacy of the products for usage in treating diseases that have not been approved by the FDA or other regulatory authorities. The forms of FIRDAPSE®, FYCOMPA® and AGAMREE® utilized for both commercial and clinical programs are identical and, as a result, the inventories have an “alternative future use” as defined in authoritative guidance. Raw materials associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, and patient usage.

h.
PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, prepaid co-pay assistance program, amounts due from collaborative and license arrangements and prepaid conference and travel expenses. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing costs consist of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.
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
j.
BUSINESS COMBINATIONS AND ASSET ACQUISITIONS. The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable.

2.
Basis of Presentation and Significant Accounting Policies (continued).

See Notes 12 (Commitments and Contingencies) and 13 (Agreements) for further discussion of the Company’s exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI® in the U.S. and Mexico, which the Company accounted for as an asset acquisition under ASC 805-50. See Note 13 (Agreements) for further discussion on the Company’s acquisitions of the U.S. rights to FYCOMPA® from Eisai, and on the exclusive license for North America acquired from Santhera for AGAMREE®, both of which the Company accounted for as asset acquisitions under ASC 805-50.

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

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At June 30, 2024 and December 31, 2023, the fair value of these instruments approximated their carrying value.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$331,714	$331,714	$—	$—
Investment in equity securities:
Equity securities	$13,083	$13,083	$—	$—

2.
Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$18,256	$18,256	$—	$—
U.S. Treasuries	$94,523	$94,523	$—	$—
Investment in equity securities:
Equity securities	$16,489	$16,489	$—	$—

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

The Company recognizes revenue when its customers obtain title of the promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods. For FIRDAPSE® and AGAMREE®, subsequent to receiving FDA approvals, the Company entered into an arrangement with one distributor (the Customer), which is the exclusive distributor of FIRDAPSE® and AGAMREE® in the U.S. The Customer subsequently resells FIRDAPSE® and AGAMREE® to a small group of exclusive specialty pharmacies (SPs) whose dispensing activities for patients with specific payors may result in government-mandated or privately negotiated rebate obligations for the Company with respect to the purchase of FIRDAPSE® and AGAMREE®.

2.
Basis of Presentation and Significant Accounting Policies (continued).

During 2023, the Company sold FYCOMPA® in the U.S. commercial market through a Transition Service Agreement with a U.S. subsidiary of Eisai to major wholesalers and specialty pharmaceutical distributors. These sales are often subject to contracts held with managed care organizations and government agencies. The distribution services under the Transition Services Agreement ended on December 31, 2023, and beginning on January 1, 2024, the Company commenced direct sales of FYCOMPA® in the U.S. commercial market.

Product Revenue, Net: The Company recognizes revenue on product sales when its customers obtain control of the Company’s products, which occur at a point in time (upon delivery or upon dispense to patient). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 15 and 60 days.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and six months ended June 30, 2024 and 2023.

During the three and six months ended June 30, 2024 and 2023, substantially all of the Company’s product revenues were from sales to customers in the U.S.

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
FIRDAPSE®	$77,372	$64,898	$144,214	$122,424
FYCOMPA®+	36,535	34,579	66,960	62,357
AGAMREE®*	8,746	—	9,920	—
Total product revenue, net	$122,653	$99,477	$221,094	$184,781

_________________

+FYCOMPA® net product revenue for the six months ended June 30, 2023 is for the period between January 24, 2023 (date of acquisition) and June 30, 2023.

*AGAMREE® net product revenue for the six months ended June 30, 2024 is for the period between March 13, 2024 (date of commercial launch) and June 30, 2024.

Reserves for Variable Consideration: Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to its customers) or a current liability (if the amount is payable to a party other than its customers).

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2024 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2024 and 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.
Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through June 30, 2024 and 2023, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

Provider Chargebacks and Discounts: Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer, who directly purchases the product from the Company. The customer charges the Company for the difference between what they paid for the product and the ultimate selling price to the qualified healthcare providers. The Company also participates in programs with government entities and other parties, including covered entities under the 340B Drug Pricing Program, whereby pricing on FYCOMPA® is extended below wholesaler list price to participating entities (the FYCOMPA® Participants). These entities purchase FYCOMPA® through wholesalers at the lower program price and the wholesalers then charge the Company the difference between their acquisition cost and the lower program price.

These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue, net and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by the customer or at the time of a resale to a FYCOMPA® Participant by a wholesaler, and the Company generally issues credits for such amounts within a few weeks of the customer or wholesalers’ notification to the Company of the resale. Reserves for chargebacks consist primarily of chargebacks that the customer or wholesalers have claimed, but for which the Company has not yet issued a credit, as well as an estimate of chargeback claims that the Company expects to receive associated with its products, that have been recognized as revenue, but remains in the distribution channel at the end of each reporting period.

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

Bridge and Patient Assistance Programs: The Company provides FIRDAPSE® and AGAMREE® free of charge to uninsured patients who satisfy pre-established criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free FIRDAPSE® or AGAMREE® while the Company is determining the patient’s third-party insurance, prescription drug benefit or other third-party coverage for FIRDAPSE® or AGAMREE®. The Patient Assistance Program provides FIRDAPSE® or AGAMREE® free of charge for longer periods of time for those who are uninsured or functionally uninsured with respect to FIRDAPSE® or AGAMREE® because they are unable to obtain coverage from their payor despite having health insurance, to the extent allowed by applicable law.

The Company provides FYCOMPA® free of charge to uninsured patients who satisfy pre-established criteria through a Patient Assistance Program. In addition, Catalyst provides programs to assist patients through the process for obtaining reimbursement approval for their FYCOMPA® prescriptions from their insurers. Catalyst also provides support for patients using FYCOMPA® through an Instant Savings Card Program.

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

See Note 11 (Collaborative and Licensing Arrangements), for further discussion on the Company’s collaborative and licensing arrangements.

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

r.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $1.2 million and $5.1 million in advertising costs during the three and six months ended June 30, 2024, respectively, and approximately $2.0 million and $3.7 million during the three and six months ended June 30, 2023, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
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

The Company sells its products, FIRDAPSE® and AGAMREE®, in the U.S. through an exclusive distributor (its Customer) to SPs. Therefore, its distributor and SPs account for principally all of its trade receivables and net product revenues related to these products. The Company sells its product, FYCOMPA®, directly to major wholesalers and specialty pharmaceutical distributors and indirectly to managed care organizations and government agencies. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for expected credit loss primarily based on the creditworthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions.

2.
Basis of Presentation and Significant Accounting Policies (continued).

As of June 30, 2024, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, FYCOMPA®, and AGAMREE® to constitute virtually all of the Company’s product revenue for the foreseeable future.

The Company relies exclusively on third parties to formulate and manufacture its products and any future drug candidates. The commercialization of its products and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE®. The Company relies on the same third-party manufacturers for FYCOMPA® as utilized by Eisai prior to the Company’s acquisition of the U.S. rights to the product in January 2023. It also relies on Santhera and its supplier as its sole source of supply for AGAMREE®. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of its drugs.

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	70.2%	65.2%	69.7%	66.3%
Customer B*	—	34.8%	—	33.7%
Customer C	11.2%	—	10.4%	—
Total	81.4%	100.0%	80.1%	100.0%

*During 2023, the Company sold FYCOMPA® through a Transition Service Agreement with a U.S. subsidiary of Eisai. Effective January 1, 2024, FYCOMPA® is being sold and distributed through a third-party logistics (3PL) organization. Customers B and C both relate to sales of FYCOMPA®.

u.
ROYALTIES. Royalties incurred in connection with the Company’s license agreement for FIRDAPSE® and AGAMREE®, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

Royalties incurred in connection with the Company’s license agreement for RUZURGI®, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized for any royalties in excess of the minimum annual royalty payment from July 11, 2022 (the Effective Date) through 2025. The minimum royalty payment that exists annually for calendar years from the Effective Date through 2025 of $3 million are included in the purchase price of the agreement.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).
w.
COMPREHENSIVE INCOME. U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	118,180,396	106,258,790	117,493,257	105,911,936
Effect of dilutive securities	6,475,603	7,414,744	6,535,495	7,928,219
Diluted weighted average common shares outstanding	124,655,999	113,673,534	124,028,752	113,840,155

Outstanding common stock equivalents totaling approximately 5.2 million were excluded from the calculation of diluted net income per common share for both the three and six months ended June 30, 2024, as their effect would be anti-dilutive. For both the three and six months ended June 30, 2023, approximately 2.0 million shares of common stock were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

y.
SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.
z.
RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
aa.
RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the three and six months ended June 30, 2024.

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

3.
Investments.

Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At June 30, 2024:
U.S. Treasuries - Cash equivalents	$—	$—	$—	$—
Total	$—	$—	$—	$—
At December 31, 2023:
U.S. Treasuries - Cash equivalents	$94,523	$18	$—	$94,505
Total	$94,523	$18	$—	$94,505

There were no realized gains or losses from available-for-sale securities during the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Equity securities:
Net gains (losses) recognized during the period on equity securities	$(2,262)	$—	$(3,406)	$—
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$(2,262)	$—	$(3,406)	$—

There were no sales of equity securities during the three and six months ended June 30, 2024 and 2023. Unrealized net gains (losses) recognized during the periods on equity securities are included in other income, net in the consolidated statements of operations.

4.
Accumulated Other Comprehensive Income.

The following table summarizes the changes in accumulated other comprehensive income, net of tax from unrealized gains (losses) on available-for-sale securities (in thousands), the Company’s only component of accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023.

There were no reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2024 and 2023.

Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2024	$—
Other comprehensive loss before reclassifications	—
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	—
Balance at June 30, 2024	$—

Balance at December 31, 2023	$14
Other comprehensive loss before reclassifications	(14)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	(14)
Balance at June 30, 2024	$—

4.
Accumulated Other Comprehensive Income (continued).

Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$11
Other comprehensive loss before reclassifications	8
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	8
Balance at June 30, 2023	$19

Balance at December 31, 2022	$24
Other comprehensive loss before reclassifications	(5)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	(5)
Balance at June 30, 2023	$19

5.
Inventory.

Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$5,597	$1,910
Work-in-process	4,022	4,573
Finished goods	8,395	9,161
Total inventory	$18,014	$15,644

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid manufacturing costs	$1,999	$2,005
Prepaid tax	10,476	1,238
Prepaid insurance	838	1,332
Prepaid subscriptions fees	1,822	1,299
Prepaid research fees	1,589	1,500
Prepaid commercialization expenses	3,156	3,038
Due from collaborative and licensing arrangements	107	138
Prepaid conference and travel expenses	972	771
Prepaid co-pay assistance program	1,561	863
Other	1,030	351
Total prepaid expenses and other current assets	$23,550	$12,535

7.
Operating Leases.

The Company has an operating lease agreement for its corporate office. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. The Company has no obligations under finance leases.

The Company entered into an agreement in May 2020 that amended its lease for its office facilities. Under the amended lease, the Company’s leased space increased from approximately 7,800 square feet of space to approximately 10,700 square feet of space. The amended lease commenced in March 2021 when construction of the asset was completed and space became available for use.

7.
Operating Leases (continued).

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$108	$108	$215	$216

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$260	$252
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$45	$45

Supplemental balance sheet information related to lease was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$2,371	$2,508
Other current liabilities	$385	$369
Operating lease liabilities, net of current portion	2,991	3,188
Total operating lease liabilities	$3,376	$3,557

As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term was 6.8 years and 7.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of June 30, 2024 and December 31, 2023.

Remaining payments of lease liabilities as of June 30, 2024 were as follows (in thousands):

2024 (remaining six months)	$262
2025	537
2026	553
2027	570
2028	587
Thereafter	1,440
Total lease payments	3,949
Less: imputed interest	(573)
Total	$3,376

Rent expense was approximately $0.1 million and $0.2 million for both the three and six months ended June 30, 2024 and 2023, respectively.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Furniture and equipment	$703	$494
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(900)	(723)
Total property and equipment, net	$1,227	$1,195

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at June 30, 2024 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$4,578	$28,991
License and acquired intangibles for FYCOMPA®	158,143	45,487	112,656
License and acquired intangibles for AGAMREE®	36,000	2,286	33,714
Total	$227,712	$52,351	$175,361

The following table presents the Company’s intangible assets at December 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$3,418	$30,151
License and acquired intangibles for FYCOMPA®	158,143	29,673	128,470
License and acquired intangibles for AGAMREE®	36,000	572	35,428
Total	$227,712	$33,663	$194,049

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI®, FYCOMPA® and AGAMREE® was approximately 14.5 years, 5 years and 10.5 years, respectively.

The Company recorded approximately $0.6 million and $1.2 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during the three and six months ended June 30, 2024, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $7.9 million and $15.8 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during the three and six months ended June 30, 2024, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded approximately $0.8 million and $1.7 million in amortization expense related to the licensed and acquired intangibles for AGAMREE® during the three and six months ended June 30, 2024, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded approximately $0.6 million and $1.2 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during the three and six months ended June 30, 2023, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $7.9 million and $13.9 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during the three and six months ended June 30, 2023, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded no amortization expense related to the licensed and acquired intangibles for AGAMREE® during the three and six months ended June 30, 2023. Amortization of the FYCOMPA®, RUZURGI® and AGAMREE® intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income.

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2024 (remaining six months)	$18,690
2025	37,378
2026	37,378
2027	37,378
2028	7,705
Thereafter	36,832
Total	$175,361

At June 30, 2024 and December 31, 2023, the weighted average amortization period remaining for intangible assets was 6.0 years and 6.5 years, respectively.

If all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss. There were no impairment charges recognized on definite-lived intangibles for the three and six months ended June 30, 2024 or 2023.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued preclinical and clinical trial expenses	$516	$1,015
Accrued professional fees	4,726	4,730
Accrued compensation and benefits	7,295	8,883
Accrued license fees	16,852	24,437
Accrued purchases	398	192
Operating lease liability	385	369
Accrued gross-to-net revenue liabilities*	40,507	6,877
Accrued income tax	15	729
Due to licensor	11,960	12,540
Accrued interest payable	1,376	1,031
Accrued charitable contributions	800	—
Other	372	465
Current accrued expenses and other liabilities	85,202	61,268
Lease liability – non-current	2,991	3,188
Due to licensor – non-current	1,230	2,497
Other – non-current	1,166	485
Non-current accrued expenses and other liabilities	5,387	6,170
Total accrued expenses and other liabilities	$90,589	$67,438

* During 2023, the Company sold FYCOMPA® through a Transition Service Agreement with Eisai. Effective January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization.

11.
Collaborative and Licensing Arrangements.

Endo, Inc.

In December 2018, the Company entered into a collaboration and license agreement (Collaboration) with Endo, Inc. (formerly, Endo International plc) (Endo), for the further development and commercialization of generic Sabril® (vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical, Inc. (Par). Under the Collaboration, Endo assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the collaboration, while the Company is responsible for exercising commercially reasonable efforts to develop, or cause the development of, a final finished, stable dosage form of generic Sabril® tablets.

In October 2023, Endo informed the Company that it has discontinued work on the Collaboration for development and commercialization of vigabatrin and that it wished to terminate the arrangement. As the Company proceeds with the termination process, the Company does not expect the end of the collaboration to have a material impact on the Company’s consolidated financial statements. See Note 17 (Subsequent Events).

KYE Pharmaceuticals, Inc.

In August 2020, the Company entered into a collaboration and license agreement with KYE Pharmaceuticals, Inc. (KYE), for the commercialization of FIRDAPSE® in Canada.

Under the agreement, Catalyst granted KYE an exclusive license to commercialize and market FIRDAPSE® in Canada. KYE assumes all selling and marketing costs under the collaboration, while the Company is responsible for supply of FIRDAPSE® based on the collaboration partner’s purchase orders.

Under the terms of the agreement, the Company will receive an up-front payment, has received payment upon transfer of Marketing Authorization and delivery of commercial product, received payment for supply of FIRDAPSE®, and will receive milestone payments and a sharing of defined net profits upon commercialization from KYE consisting of a mid-double-digit percent of net sales of FIRDAPSE®. The Company has also agreed to the sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product in Canada.

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

Revenue from sales of FIRDAPSE® by KYE is recognized in the quarter in which the sales occurred.

Revenues from the arrangement with KYE for the three and six months ended June 30, 2024 and 2023 were not material. Revenue is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

There were no revenues from the arrangement with DyDo for the three and six months ended June 30, 2024. There were revenues of $0.3 million and $0.5 million from the arrangement with DyDo for the three and six months ended June 30, 2023, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income.

12.
Commitments and Contingencies.

In May 2019, the FDA approved a NDA for RUZURGI®, Jacobus Pharmaceuticals’ version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). In June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. The Company’s complaint, which was filed in the federal district court for the Southern District of Florida, alleged that the FDA’s approval of RUZURGI® violated multiple provisions of FDA regulations regarding labeling, resulting in misbranding in violation of the Federal Food, Drug, and Cosmetic Act (FDCA); violated the Company’s statutory rights to Orphan Drug Exclusivity and New Chemical Entity Exclusivity under the FDCA; and was in multiple other respects arbitrary, capricious, and contrary to law, in violation of the Administrative Procedure Act. Among other remedies, the suit sought an order vacating the FDA’s approval of RUZURGI®.

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

On September 30, 2021, a three-judge panel of 11th Circuit judges issued a unanimous decision overturning the District Court’s decision. The appellate court adopted the Company’s argument that the FDA’s approval of RUZURGI® violated the Company’s rights to Orphan Drug Exclusivity and remanded the case to the District Court with orders to enter summary judgment in the Company’s favor. In November 2021, Jacobus filed a motion seeking rehearing of the case from the full 11th Circuit, which motion was denied in January 2022. Further, in January 2022, Jacobus filed motions with both the 11th Circuit and the U.S. Supreme Court seeking a stay of the 11th Circuit’s ruling indicating that it would seek a review of the 11th Circuit’s decision from the U.S. Supreme Court. Both stay motions were denied, and on January 28, 2022, the 11th Circuit issued a mandate directing the District Court to enter summary judgment in the Company’s favor. The District Court entered that order on January 31, 2022. On February 1, 2022, the FDA informed Jacobus that, consistent with the Court of Appeals for the 11th Circuit’s September 30, 2021 decision in favor of Catalyst, the final approval of the RUZURGI® NDA was switched to a tentative approval until the 7-year orphan-drug exclusivity (ODE) for FIRDAPSE® has expired.

On July 11, 2022, the Company settled certain of its disputes with Jacobus. In connection with the settlement, the Company licensed the rights to develop and commercialize RUZURGI® in the U.S. and Mexico (the Territory). Simultaneously, the Company purchased, among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI®, its new drug applications in the U.S. for RUZURGI®, and certain RUZURGI® inventory previously manufactured by Jacobus. At the same time, the Company received a license from Jacobus for use of its know-how related to the manufacture of RUZURGI®. Further, the Company settled its patent case against Jacobus, which was dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or RUZURGI® in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.

In connection with the settlement with Jacobus, the Company agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of the closing, and the remaining $10 million will be paid on the second anniversary of the closing. See Note 17 (Subsequent Events);
•
An annual royalty on the Company's net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the U.S. equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of the Company’s FIRDAPSE® patents in the U.S., 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances; and
•
If the Company were to receive a priority review voucher for FIRDAPSE® or RUZURGI® in the future, 50% of the consideration paid by a third-party to acquire that voucher will be paid to Jacobus.

The Company’s New Drug Submission filing for FIRDAPSE® for the symptomatic treatment of LEMS was approved when Health Canada issued a Notice of Compliance, or NOC, on July 31, 2020. In August 2020, the Company entered into a license agreement with KYE Pharmaceuticals, or KYE, pursuant to which the Company licensed to KYE the Canadian rights for FIRDAPSE® for the treatment of LEMS. On August 10, 2020, Health Canada issued a NOC to Medunik (Jacobus’ licensee in Canada for RUZURGI®) for the treatment of LEMS. Shortly thereafter, the Company initiated a legal proceeding in Canada seeking judicial review of Health Canada’s decision to issue the NOC for RUZURGI® as incorrect and unreasonable under Canadian law due to Medunik’s use of the Company’s protected data in its application. After two decisions by the trial judge to quash the RUZURGI® approval and remand the matter back to Health Canada, the Canadian Federal Appellate Court overturned the trial judge’s decision. The Minister subsequently reapproved RUZURGI®’s NOC for Canada in 2023. The Company does not expect the approval of RUZURGI® in Canada to have a material impact on the Company’s consolidated financial statements.

12.
Commitments and Contingencies (continued).

In January 2023, the Company received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, the Company filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified the Company of their ANDA submissions, thus triggering the stay. Further, in October 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and the Company filed a similar lawsuit against the manufacturer in November 2023. See Note 17 (Subsequent Events). The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance that the Company will prevail in this litigation. However, the Company is vigorously defending its intellectual property for FIRDAPSE® in this litigation and believes that its patent estate will protect FIRDAPSE® from generic competition for the life of its patents.

On February 20, 2023, the Company received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to the Company later in February with a similar certification for the tablet formulation for FYCOMPA®, the fourth such certification for this formulation. Both of these letters were paragraph IV certifications of non-infringement, non-validity, and unenforceability to the ‘497 patent for FYCOMPA® but each application, like the previous Paragraph IV notices from ANDA filers, for FYCOMPA® tablets does not challenge the ‘571 patent. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence the Company filed lawsuits on April 5, 2023, in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified the Company of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30-month stay for each application. This lawsuit was settled in June 2024. As part of this settlement, this Paragraph IV filer agreed not to commercialize their proposed ANDA products for both the oral suspension formulation of FYCOMPA® and for FYCOMPA® tablets until at least December 15, 2025.

Additionally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition, or cash flows.

13.
Agreements.
a.
LICENSE AGREEMENT FOR FIRDAPSE®. On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to FIRDAPSE®. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third-party licensor of the rights sublicensed to the Company for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year for the duration of any regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity.

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for FIRDAPSE®. Under the amendment, the Company has expanded its commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, the Company’s commercial territory will be expanded under the license agreement to include most of Asia, as well as Latin America, upon the acceptance by the Pharmaceuticals and Medical Devices Agency (PMDA) of a Japan MAA for FIRDAPSE® for LEMS. Under the amendment, the Company will pay royalties to its licensor on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.

On December 18, 2023, DyDo filed a Japan NDA with the PMDA, which was accepted for filing upon its submission. As a result, the Company’s territory automatically expanded on that date to include most of Asia and Latin America.

In January 2020, the Company was advised that BioMarin has transferred substantially all of its rights under the license agreement to SERB S.A., and SERB S.A. is now the Company’s licensor under the license agreement.

13.
Agreements (continued).
b.
LICENSE AGREEMENT FOR RUZURGI®. On July 11, 2022 (the Effective Date), the Company entered into an exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI® in the U.S. and Mexico.

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front payment on the Effective Date and also paid an additional $10 million on the first annual anniversary of the Effective Date (July 11, 2023). The Company is obligated to pay an additional $10 million on the second annual anniversary of the Effective Date (July 11, 2024). See Note 17 (Subsequent Events). The Company is also obligated to pay tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s amifampridine products in the U.S. that range from 1.25% to 2.5% based on whether there is a competing product or generic version of FIRDAPSE® being marketed or sold in the U.S.

A minimum royalty payment exists annually for calendar years from the Effective Date through 2025 of $3 million, provided that such minimum annual royalty payment shall be prorated in the first calendar year of the agreement. As these minimum payments are both probable and estimable, they are included in the purchase price of the agreement and any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (which ends when there is no valid claim under the Company’s FIRDAPSE® patents in the U.S.) of $5 million unless a competing product or generic version of FIRDAPSE® is being marketed or sold in the U.S. If these minimum payments become probable in the future, the Company would recognize a contingent liability at that time with an offset to the value of the intangible asset acquired. Any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis.

Assets acquired as part of the license agreement include among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI®, its new drug applications in the U.S. for RUZURGI®, its Trademark for RUZURGI®, the Orphan Drug Designation for RUZURGI® and a license from Jacobus for use of its know-how related to the manufacture of RUZURGI®.

Additionally, the Company also purchased from Jacobus approximately $4.1 million of RUZURGI® inventory previously manufactured by Jacobus, which was recorded as an expense in research and development expenses in the consolidated statement of operations and comprehensive income for 2022.

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

c.
ACQUISITION OF U.S. RIGHTS FOR FYCOMPA®. On January 24, 2023, the Company acquired the U.S. Rights for FYCOMPA® (perampanel) CIII a commercial stage epilepsy asset, from Eisai. The aggregate consideration for the acquisition was $164.2 million in cash, including the reimbursement of certain liabilities and the payment of transaction costs.

13.
Agreements (continued).

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

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of FYCOMPA® (in thousands):

Base cash payment	$160,000
Cash paid for pro-rated prepaid expenses	1,576
Reimbursement on base purchase price(i)	(3,238)
Transaction costs(ii)	5,870
Total purchase consideration	$164,208

(i)
Recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of the acquisition date and reimbursement was fully applied as of June 30, 2023.
(ii)
As of June 30, 2024, the full $5.9 million has been paid in cash.

The acquisition of FYCOMPA® has been accounted for as an asset acquisition in accordance with FASB ASC 805-50. The Company accounted for the acquisition of FYCOMPA® as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in a single asset, the FYCOMPA® product rights. The FYCOMPA® product rights consist of certain patents and trademarks, at-market contracts and regulatory approvals, marketing assets, and other records, and are considered a single asset as they are inextricably linked. ASC 805-10-55-5A includes a screen test, which provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business. ASC 805 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given.

The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

Inventory	$4,100
Prepaid expenses and other current assets (samples)	130
Prepaid commercialization expenses	1,576
Property and equipment, net	433
License and acquired intangibles for FYCOMPA®	158,143
Accrued preclinical and clinical trial expenses	(174)
Total purchase consideration	$164,208

The straight-line method is used to amortize the license and acquired intangibles, as disclosed in Note 9 (License and Acquired Intangibles, Net).

d.
LICENSE AGREEMENT FOR AGAMREE® (VAMOROLONE). In July 2023, the Company completed its acquisition from Santhera of an exclusive license for North America for AGAMREE® (vamorolone), a treatment for patients suffering with DMD which was approved by the FDA on October 26, 2023. On March 13, 2024, the Company announced the U.S. commercial launch of AGAMREE® for the treatment of DMD in patients aged two years or older. The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Europe and Japan should Santhera pursue partnership opportunities in those jurisdictions. Additionally, the Company will hold North American rights for any future approved indications of AGAMREE®. The Company made an all-cash initial payment of $75 million at the closing of the acquisition to acquire the license.

13.
Agreements (continued).

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

Simultaneously, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction), which are traded on the SIX Swiss Exchange, at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume-weighted average price prior to signing), with the funds invested into Santhera to be used by Santhera for Phase IV studies in DMD and further development of additional indications for AGAMREE®. The Company may also be obligated under certain circumstances to make milestone payments and to pay royalties to Santhera.

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of AGAMREE® and the strategic equity investment (in thousands):

Initial cash payment	$75,000
Investment in Santhera	13,465
Transaction costs	6,513
Total purchase consideration	$94,978

The transaction has been accounted for as an asset acquisition in accordance with ASC 805-50. The Company accounted for the transaction as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in a single asset, the rights to develop, commercialize and manufacture AGAMREE®. The AGAMREE® rights consist of certain licenses and regulatory approvals and are considered a single asset as they are inextricably linked. ASC 805-10-55-5A includes a screen test, which provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business. Additionally, the Company did not acquire a substantive process. ASC 805 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-financial assets based on relative fair values.

The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

License and acquired intangibles for AGAMREE® (vamorolone) (IPR&D)	$81,513
Investment in Santhera(i)	13,465
Total purchase consideration	$94,978

(i)
The fair value of the investment in Santhera was determined based on the closing market price (CHF 8.25) of Santhera shares and the exchange rate (1.1537) of CHF to USD on the date the shares were transferred, July 19, 2023.

In accordance with FASB ASC 730-10-25, as AGAMREE® (vamorolone) had not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D asset acquired (which includes all transaction costs related to the transactions with Santhera) was immediately expensed to research and development. Milestone payments made are either expensed as research and development or capitalized as a developed asset based on when regulatory approval is obtained. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize all sales-based milestone and royalty payments in cost of sales as revenue from product sales is recognized.

13.
Agreements (continued).

Following the approval of the NDA for AGAMREE® on October 26, 2023, the Company became obligated to make a milestone payment of $36 million to Santhera. The $36 million payment was made during the fourth quarter of 2023. The Company capitalized the $36 million payment which is amortized using the straight-line method over the product’s estimated useful life of 10.5 years.

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
14.
Income Taxes.

The Company’s effective income tax rate was 24.5% and 21.5% for the six months ended June 30, 2024 and 2023, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes, fluctuations in the value of investments and anticipated annual permanent differences offset by equity compensation deductions.

The Company had no uncertain tax positions as of June 30, 2024 and December 31, 2023.

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At June 30, 2024 and December 31, 2023, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At June 30, 2024 and December 31, 2023, 118,521,366 and 107,121,549 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on March 22, 2021. No shares were repurchased during the three and six months ended June 30, 2024 and 2023.

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

16.
Stock Compensation.

For the three and six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$403	$351	$912	$690
Selling, general and administrative	4,005	2,947	11,744	5,500
Total stock-based compensation	$4,408	$3,298	$12,656	$6,190

Stock Options

As of June 30, 2024, there were outstanding stock options to purchase 13,754,600 shares of common stock, of which stock options to purchase 8,670,753 shares of common stock were exercisable.

During the three and six months ended June 30, 2024, the Company granted seven-year term options to purchase an aggregate of 47,500 and 840,995 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $3.6 million and $9.0 million, respectively, during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2023, the Company granted seven-year term options to purchase an aggregate of 704,500 and 1,045,000 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $2.6 million and $4.8 million, respectively, during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2024, options to purchase 491,840 shares and 1,156,272 shares, respectively, of the Company’s common stock were exercised, with proceeds of $2.0 million and $3.6 million, respectively, to the Company.

During the three and six months ended June 30, 2023, options to purchase 556,909 shares and 1,104,866 shares, respectively, of the Company’s common stock were exercised, with proceeds of $0.6 million and $1.9 million, respectively, to the Company.

As of June 30, 2024, there was approximately $32.9 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units

The Company granted no restricted stock units and 35,693 restricted stock units during three and six months ended June 30, 2024, respectively. The Company granted no restricted stock units during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0.8 million and $3.7 million, respectively. During the three and six months ended June 30, 2023, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0.7 million and $1.4 million, respectively.

As of June 30, 2024, there was approximately $7.0 million of unrecognized compensation expense related to non-vested restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 3.0 years.

17.
Subsequent Events.

In July 2024, a termination and mutual release agreement was finalized between Endo and the Company that discontinued work on the collaboration for development and commercialization of vigabatrin. The end of the collaboration does not have a material impact on the Company's consolidated financial statements.

In July 2024, the Company paid the final $10 million installment to Jacobus Pharmaceutical Company, Inc. of the $30 million up front payment due from its July 2022 acquisition of RUZURGI® as described in Note 12 (Commitments and Contingencies).

In July 2024, the Company entered into a license, supply and commercialization agreement with KYE granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for the treatment of DMD and other indications. Under the agreement, KYE will be responsible for obtaining regulatory approval of the product from Health Canada and the Company will supply product to KYE. Further, the Company will receive an upfront payment from KYE and will be eligible to receive further reimbursement and sales milestones and sales royalties for AGAMREE®.

On July 30, 2024, the Company settled its patent litigation with the fourth of the ANDA filers for FIRDAPSE®. In that settlement, the ANDA filer acknowledged both the validity of the Company's FIRDAPSE® patents and also the infringement by the ANDA filer's product of the Company's patents. As part of the settlement, the ANDA filer also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the second quarter of fiscal 2024.
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
•
Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023.
•
Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements, and outstanding commitments, if any.
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

Our flagship U.S. commercial product is FIRDAPSE® (amifampridine) Tablets 10 mg, approved for the treatment of Lambert-Eaton myasthenic syndrome, or LEMS, for adults and for children six years of age and older. Further, on January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA® from Eisai Co., Ltd. (Eisai) and are now marketing that product in the United States (U.S.). FYCOMPA® (perampanel) CIII is a prescription medication used alone or with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy ages four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy ages 12 and older. Finally, on July 18, 2023, we closed our acquisition from Santhera Pharmaceuticals Holding, Inc. (Santhera) of an exclusive license for North America for vamorolone, a novel corticosteroid treatment for patients suffering from Duchenne muscular dystrophy (DMD). On October 26, 2023, the FDA approved AGAMREE® (vamorolone) oral suspension 40 mg/ml for the treatment of DMD in patients ages two years and older, and on March 13, 2024, we announced the U.S. commercial launch of AGAMREE®.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, or NDA, for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with LEMS, and in January 2019, we launched FIRDAPSE® in the United States. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg to include pediatric patients six years of age and older for the treatment of LEMS. Additionally, on May 30, 2024, we reported that the FDA had approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of LEMS from 80 mg to 100 mg. We believe that this most recent sNDA approval will offer healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS.

We sell FIRDAPSE® through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 35 field personnel, including sales (Regional Account Managers), thought leader liaisons and patient assistance and insurance navigation support (Patient Access Liaisons). We also have a field-based force of 11 medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®. Additionally, we use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

Finally, we are continuing to expand our digital and social media activities to introduce our products and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including the Myasthenia Gravis Foundation of America, the National Organization for Rare Disorders, and the LEMS Family Association) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.

We are supporting the distribution of FIRDAPSE® through Catalyst Pathways®, our personalized treatment support program for patients who enroll in it. Catalyst Pathways® is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen required to reach an effective therapeutic dose. The program also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most drug products for ultra-orphan diseases are distributed and dispensed to patients. We believe that by using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.

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

We were advised by our sub-licensee for FIRDAPSE® in Japan, DyDo Pharma, Inc. (DyDo), that on December 18, 2023, they filed a Japan NDA with the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan seeking approval to commercialize FIRDAPSE® for the treatment of LEMS in Japan. The review period is expected to be approximately nine months from the submission date, and there can be no assurance that the Japan NDA filing made by DyDo will be approved.

Further, upon acceptance of the Japan NDA by the PMDA on December 18, 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently seeking opportunities to expand FIRDAPSE®’s global footprint through strategic partnerships (with the current focus on the Asia Pacific and Latin American regions). However, no such arrangements have been entered into to date.

We hold six patents for FIRDAPSE® that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), the earliest of which expires in 2032 and the latest of which expires in 2037. We also have orphan drug exclusivity (ODE) for the product that will not expire until November 2025, and no Abbreviated New Drug Application (ANDA) for the product can be finally approved by the FDA until the ODE exclusivity period has expired. Nevertheless, generic drug manufacturers are permitted to file applications for the product challenging our patents, and in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. All of these lawsuits are progressing.

Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against this manufacturer in November 2023 in the U.S. District Court for the District of New Jersey. On July 30, 2024, we settled this patent litigation with the fourth of the ANDA filers to file an ANDA for FIRDAPSE®. In that settlement, the ANDA filer acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, the ANDA filer agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance to whether we will prevail in this litigation. However, we are vigorously defending our intellectual property for FIRDAPSE® in this litigation and we believe that our patent estate will protect FIRDAPSE® from generic competition for the life of our patents.

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

On January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai royalty payments after patent protection for FYCOMPA® expires, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market.

In conjunction with the closing of the asset purchase, we entered into two additional agreements, a Transition Services Agreement (TSA) and a Supply Agreement. Under the TSA, a U.S. subsidiary of Eisai provided us with certain transitional services, and under the Supply Agreement, Eisai agreed to manufacture FYCOMPA® for us for at least seven years at prices listed in the Supply Agreement (to be updated on a yearly basis). The transition services provided under the TSA ended on December 31, 2023.

We sell FYCOMPA® through a field force experienced in epilepsy products consisting at this time of approximately 30 field personnel, including sales (Regional Account Managers) and payor reimbursement (National Account Managers). We also have a field-based force of seven medical science liaisons who are helping educate the medical community who treat epilepsy about scientific literature regarding epilepsy and FYCOMPA®. Further, effective January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization.

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

Patent protection for FYCOMPA® is primarily derived from two patents listed in the FDA’s Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent), will expire on May 23, 2025, including patent term extension. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which expires on July 1, 2026. The ‘497 patent, which covers the API used in both FYCOMPA® tablets and oral solution, has been the subject of previous Paragraph IV certifications from three ANDA filers for the tablet formulation, which were not contested by Eisai prior to our acquisition of the drug. Following our acquisition of the drug, we attempted to obtain an extension of the patent term for the '571 patent, which was ultimately unsuccessful. As a result, the '571 patent will expire on May 23, 2025 and the initial ANDA filers who did not challenge this patent may seek approval of their ANDA applications on or after that date.

In February 2023 we received a Paragraph IV certification for the '571 patent from an ANDA filer for two applications, one for the FYCOMPA® tablets and another for the FYCOMPA® oral suspension. After due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions alleging infringement of both patents. In June 2024, we settled the pending Paragraph IV litigation with the Paragraph IV filer for both ANDAs. As part of that settlement, this Paragraph IV filer agreed not to commercialize their proposed ANDA products for both the oral suspension formulation of FYCOMPA® and for FYCOMPA® tablets until at least December 15, 2025.

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

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. In addition to the rights to commercialize the product in North America, the AGAMREE® License Agreement provides us with the right of first negotiation for AGAMREE® in Europe and Japan should Santhera pursue partnership opportunities in those territories. Additionally, we will hold the North American rights to any future approved indications for AGAMREE®. Finally, under our AGAMREE® License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon rates.

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On August 5, 2024, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 8.52 (approximately $9.95 USD) per share.

On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. Shortly thereafter, as part of the previously described transaction, Santhera transferred the approved New Drug Application to us. Additionally, following approval of the NDA for the drug, we became obligated to make a milestone payment of $36 million to Santhera, which we paid during the 2023 fourth quarter. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties.

On March 13, 2024, we announced the U.S. commercial launch of AGAMREE® for the treatment of DMD in patients aged two years or older. During the first quarter of 2024 in connection with our preparation for the commercial launch of AGAMREE® we incurred substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses. Due to the synergy of this product with our existing neuromuscular franchise, in connection with the launch of AGAMREE® we have only needed to add approximately 10 additional members to our commercial team to market the product. We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Finally, we are intending to donate funds to one or more qualified, independent charitable financial foundations who assist U.S. DMD patients in accessing their medication, to the extent permitted by each such organization's guidelines.

On July 23, 2024 we entered into a license, supply and commercialization agreement with KYE Pharmaceuticals, Inc. (KYE) granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE (which is also the Company's sublicensee for FIRDAPSE® in Canada) will be responsible for obtaining regulatory approval of the product from Health Canada (of which there can be no assurance), and we will supply product to KYE. Further, we will receive an upfront payment from KYE and will be eligible to receive further reimbursement and sales milestones and sales royalties for AGAMREE®. Also, KYE has advised us that they expect to file an application with Health Canada seeking approval to commercialize AGAMREE® in Canada in early 2025. There can be no assurance that any such application when and if filed will be successful.

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

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we are preparing to launch a long-term registry study of AGAMREE®, which we have designated as the SUMMIT study, which aims to gather long-term patient safety and quality of life data, offering a deeper understanding of the product's potential long-term benefits for patients.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patents ages four years and older and on January 12, 2024, Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Finally, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany.

In the United States, AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also enjoys Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by six Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension and will update the relevant expiration date in the Orange Book upon a final determination by the USPTO. The earliest a generic manufacturer could file an ANDA is October 26, 2027. If we were to pursue a patent infringement action if any such ANDA challenges any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of such ANDA until April 26, 2031.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) Neurology product portfolio with innovative therapies that address critical unmet medical needs and expanding the geographical footprint of our existing products. In that regard, we are currently exploring clinically differentiated and adequately de-risked opportunities, with a keen focus on products to treat rare (orphan) central nervous system (CNS) and adjacent rare (orphan) diseases. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. We continue to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, other than the recent sublicense described above between the Company and KYE for AGAMREE® in Canada, no definitive agreements have been entered into to-date, and there can be no assurance that any of the Company's business development initiatives will be successful.

Capital Resources

At June 30, 2024, we had cash and cash equivalents of approximately $375.7 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE®, FYCOMPA® and AGAMREE®, or that we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms.

Basis of Presentation

Revenues.

During the three and six months ended June 30, 2024, we generated revenues from U.S. product sales of FIRDAPSE®, FYCOMPA®, and AGAMREE®. We expect these revenues to fluctuate in future periods based on our sales of our products. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE Pharmaceuticals launched FIRDAPSE® in Canada. During the three and six months ended June 30, 2024, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.

For the three and six months ended June 30, 2024, no revenues were generated under our collaborative agreement with Endo. During the fourth quarter of 2023, Endo advised us that they are discontinuing work on the collaboration for development and commercialization of vigabatrin and that they wished to terminate the arrangement. As of the date of this report, the agreement has been terminated.

For the three and six months ended June 30, 2024, we generated no revenues from our collaborative agreement with DyDo. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory and potential sales milestones set forth in such agreement.

The Company relies on Change Healthcare, a subsidiary of UnitedHealth Group, to process patient claims for its products to Medicare Part D plans and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we experienced a delay in patient claims to certain non-Medicare payors in certain states.

Cost of Sales.

Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of our products. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs and manufacturing variances.

Research and Development Expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, support for selected investigator-sponsored research, and support for our commercial activities. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts and support for our commercial efforts. Prior to January 2023, all of our research and development resources were devoted to the development of FIRDAPSE® and two previously discontinued R&D projects, CPP-109 (our version of vigabatrin), and CPP-115, and until we acquire or license new products, we currently expect that our future development costs will be attributable principally to the continued development and commercial support of FIRDAPSE®, FYCOMPA® and AGAMREE®.

Our expense accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations (CROs). In the normal course of our business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to preclinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Preclinical and clinical study and trial activities require significant up-front expenditures. We anticipate paying significant portions of a study or trial’s cost before they begin and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Selling, General and Administrative Expenses.

Since 2019, we have incurred substantial commercialization expenses for FIRDAPSE®, including sales, marketing, patient services, patient advocacy and other commercialization related expenses. We are also now incurring substantial commercialization expenses for FYCOMPA® and AGAMREE®.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal (including litigation cost), information technology, accounting, and consulting services.

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

Results of Operations

Revenues.

For the three and six months ended June 30, 2024, we recognized total revenues of $122.7 million and $221.2 million, respectively, compared to $99.6 million and $184.9 million, respectively, in the same periods of 2023. FIRDAPSE® net sales were approximately $77.4 million and $144.2 million, respectively, for the three and six months ended June 30, 2024 compared to $64.9 million and $122.4 million, respectively, for the three and six months ended June 30, 2023. FYCOMPA® net sales were approximately $36.5 million and $67.0 million, respectively, for the three and six months ended June 30, 2024 compared to $34.6 million for the three months ended June 30, 2023 and $62.4 million for the period between January 24, 2023 (date of acquisition) and June 30, 2023. AGAMREE® net sales were approximately $8.7 million for the three months ended June 30, 2024 and $9.9 million for the period between March 13, 2024 (date of commercial launch) and June 30, 2024.

Net revenues from product sales of FIRDAPSE® increased by 19.2% and 17.8%, respectively, from the three and six month periods ended June 30, 2023 compared to the three and six month periods ended June 30, 2024. Product revenue for FYCOMPA® during the three and six months ended June 30, 2024 were affected by differences in variable consideration (gross-to-net) compared to the three months ended June 30, 2024 and the period between January 24, 2023 (date of acquisition) and June 30, 2023, when revenues were booked under Eisai’s cost arrangements with distributors and government authorities. Starting on January 1, 2024, all such costs are tied to arrangements between us and those distributors and government agencies, which costs are higher than Eisai’s costs, thereby increasing the gross-to-net deductions for FYCOMPA® and correspondingly decreasing FYCOMPA® net product revenue. In the first quarter of the calendar year, like many companies in our industry, we are also impacted by the reset of patient insurance deductibles.

For both the three and six months ended June 30, 2024, we also recognized $0.1 million in license and other revenue. For the three and six months ended June 30, 2023, we also recognized $0.1 million and $0.2 million, respectively, in license and other revenue.

Cost of Sales.

Cost of sales was approximately $15.4 million and $27.9 million, respectively, for the three and six months ended June 30, 2024, compared to $12.0 million and $22.0 million, respectively, for the three and six months ended June 30, 2023. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® in both periods consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the three and six months ended June 30, 2024 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. See Note 9 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $9.3 million and $18.7 million, respectively, for the three and six months ended June 30, 2024 compared to $8.5 million and $15.0 million, respectively, for the three and six months ended June 30, 2023. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years. We also capitalized a $36 million milestone payment paid to Santhera during the fourth quarter of 2023, which is being amortized over the product’s estimated useful life of 10.5 years.

Research and Development Expenses.

Research and development expenses for the three months ended June 30, 2024 and 2023 were approximately $3.0 million and $4.0 million, respectively, and represented approximately 4% and 7% of total operating costs and expenses, respectively. Research and development expenses for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Research and development expenses	$2,582	$3,603	(1,021)	(28.3)
Employee stock-based compensation	403	351	52	14.8
Total research and development expenses	$2,985	$3,954	(969)	(24.5)

Research and development expenses for the six months ended June 30, 2024 and 2023 were approximately $5.6 million and $7.5 million, respectively, and represented approximately 4% and 7% of total operating costs and expenses, respectively. Research and development expenses for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Research and development expenses	$4,654	$6,826	(2,172)	(31.8)
Employee stock-based compensation	912	690	222	32.2
Total research and development expenses	$5,566	$7,516	(1,950)	(25.9)

Research and development expenses remained relatively consistent for the three and six months ended June 30, 2024, when compared to the same periods in 2023. For the three and six months ended June 30, 2024, research and development expenses primarily consisted of costs relating to development activities supporting our commercial products. For the three and six months ended June 30, 2023, research and development expenses also included costs relating to closing out sites for both our MuSK-MG clinical trial and our previously operated expanded access program, as well as costs for development activities supporting our commercial products.

We expect that research and development expenses will continue to be significant in 2024 and beyond as we execute on our strategic initiative and portfolio expansion efforts, with a keen focus on acquiring products to treat rare and difficult to treat diseases.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were approximately $40.7 million and $28.4 million, respectively, and represented approximately 59% and 54% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Selling	$26,247	$18,312	7,935	43.3
General and administrative	10,478	7,137	3,341	46.8
Employee stock-based compensation	4,005	2,947	1,058	35.9
Total selling, general and administrative expenses	$40,730	$28,396	12,334	43.4

Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were approximately $87.7 million and $58.1 million, respectively, and represented approximately 63% and 57% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Selling	$51,568	$36,076	15,492	42.9
General and administrative	24,356	16,538	7,818	47.3
Employee stock-based compensation	11,744	5,500	6,244	113.5
Total selling, general and administrative expenses	$87,668	$58,114	29,554	50.9

For the three and six months ended June 30, 2024, selling, general and administrative expenses increased approximately $12.3 million and $29.6 million, respectively, compared to the same periods in 2023. This was primarily attributable to an approximately $12.0 million increase in employee compensation and stock-based compensation related to annual merit increases and an increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®, an approximately $9.9 million increase in commercialization expenses related to the launch of AGAMREE® and to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $1.1 million. Further, an approximately $3.9 million increase in stock-based compensation expense is related to the retirement of two former executive officers, which was recorded during the first quarter of 2024 upon lapse of the applicable revocation periods under the agreements with these former executives.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE®, continue our efforts to market FYCOMPA® and AGAMREE®, and take steps to further expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three and six months ended June 30, 2024 was $4.4 million and $12.7 million, respectively, and for the three and six months ended June 30, 2023 was $3.3 million and $6.2 million, respectively. In the first half of 2024 and 2023, grants were principally for stock options relating to year-end bonus awards and grants to new employees.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of $1.5 million and $3.5 million for the three and six months ended June 30, 2024 compared to $1.8 million and $3.5 million for the three and six months ended June 30, 2023.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income (expense), net	$3,804	$1,813	$6,911	$3,517
Net gains (losses) recognized during the period on equity securities	(2,262)	—	(3,406)	—
Total other income, net	$1,542	$1,813	$3,505	$3,517

Income Taxes.

Our effective income tax rate was 24.5% and 21.5% for the six months ended June 30, 2024 and 2023, respectively. Differences in our effective tax and the statutory federal income tax rate of 21% are driven by state income taxes, fluctuations in the value of investments and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods.

We had no uncertain tax positions as of June 30, 2024 and December 31, 2023.

Net Income.

Our net income was $40.8 million and $64.1 million, respectively, for the three and six months ended June 30, 2024 ($0.35 and $0.55, respectively, per basic share and $0.33 and $0.52, respectively, per diluted share) as compared to net income of $37.8 million and $67.3 million, respectively, for the three and six months ended June 30, 2023 ($0.36 and $0.64, respectively, per basic share and $0.33 and $0.59, respectively, per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple offerings of our securities and revenues from product sales. At June 30, 2024 we had cash and cash equivalents aggregating $375.7 million and working capital of $382.1 million. At December 31, 2023, we had cash and cash equivalents aggregating $137.6 million and working capital of $143.3 million. At June 30, 2024, substantially all of our cash and cash equivalents were deposited with one financial institution, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts.

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

Cash Flows.

Net cash provided by operating activities was $96.1 million and $42.8 million, respectively, for the six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, net cash provided by operating activities was primarily attributable to our net income of $64.1 million, an increase of $24.9 million in accrued expenses and other liabilities, $12.7 million in stock-based compensation, $18.9 million in amortization of intangible assets and depreciation and $3.8 million in non-cash expenses. This was partially offset by increases of $3.7 million in accounts receivable, net, $2.4 million in inventory and $11.0 million prepaid expenses and other current assets, decreases of $7.7 million in accounts payable and $0.2 million in operating lease liability and $3.4 million in deferred taxes. During the six months ended June 30, 2023, net cash provided by operating activities was primarily attributable to our net income of $67.3 million, a decrease of $0.2 million in inventory, an increase of $0.4 million in accounts payable, $6.2 million in stock-based compensation, $15.2 million in amortization of intangible assets and depreciation and $0.3 million of non-cash expenses. This was partially offset by increases of $32.4 million in accounts receivable, net, $1.9 million in prepaid expenses and other current assets and decreases of $7.6 million in accrued expenses and other liabilities and $0.2 million in operating lease liability and $4.8 million in deferred taxes. The increase in accounts receivable, net, primarily relates to sales of FYCOMPA®, which has a longer cash collection cycle than FIRDAPSE®.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2024, consisting primarily of purchases of property and equipment. Net cash used in investing activities was $162.4 million for the six months ended June 30, 2023, consisting primarily of payment in connection with the FYCOMPA® asset acquisition.

Net cash provided by financing activities during the six months ended June 30, 2024 was $142.2 million, consisting primarily of proceeds from the issuance of common stock. Net cash used in financing activities during the six months ended June 30, 2023 was $0.1 million, consisting primarily of payment of liabilities arising from asset acquisition and payment of employee withholding tax related to stock-based compensation partially offset by proceeds from the exercise of stock options.

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

For the three and six months ended June 30, 2024, we recognized an aggregate of approximately $11.5 million and $20.4 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2023, we recognized an aggregate of approximately $9.2 million and $16.8 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

•
Payments due to Jacobus. In connection with our July 2022 settlement with Jacobus, we agreed to pay the following consideration to Jacobus:
•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of closing and the remaining $10 million was paid on the second anniversary of closing;
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

For the three and six months ended June 30, 2024, we recognized an aggregate of approximately $1.2 million and $2.1 million, respectively, of royalties payable to Jacobus. For the three and six months ended June 30, 2023, we recognized an aggregate of approximately $0.9 million and $1.7 million, respectively, of royalties payable to Jacobus.

We have entered into the following contractual arrangements with respect to sales of FYCOMPA®:

•
Payments due under our asset purchase agreement for FYCOMPA®. In connection with our asset purchase agreement with Eisai Co., Ltd. (Eisai):
•
We paid at closing a $160 million upfront cash payment, plus $1.6 million for reimbursement of certain prepayments. Eisai was also eligible to receive a contingent payment of $25 million if a patent term extension for FYCOMPA® was approved until June 8, 2026 by the USPTO, which request for reconsideration of the patent term extension was denied by the USPTO;
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
•
Concurrently with the acquisition, the parties entered into two related agreements: (i) a short-term TSA for commercial and manufacturing services (to which transition services ended on December 31, 2023) and (ii) a long-term Supply Agreement for the manufacturing of FYCOMPA®. Under the TSA, a U.S. subsidiary of Eisai provided certain commercial and manufacturing services to the Company for a transition period following the closing of the acquisition. Further, under the Supply Agreement, Eisai will manufacture FYCOMPA® for the Company for a period of seven years (or such longer period as is set forth in the Supply Agreement) following the closing of the acquisition.

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
•
Simultaneously with entering into the license agreement, we made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share

(corresponding to a mutually agreed volume-weighted average price prior to signing), with the approximately $15.7 million USD in equity investment proceeds, inclusive of the approximately $13.5 million USD fair value of the investment in Santhera and approximately $2.2 million USD of transaction costs included in acquired in-process research and development, to be used by Santhera for Phase IV studies in DMD and further development of additional indications for AGAMREE®.

For the three and six months ended June 30, 2024, we recognized an aggregate of approximately $0.9 million and $1.0 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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
•
Whether patients will discontinue from the use of our products at rates that are higher than historically experienced or are higher than we project;
•
Whether new FIRDAPSE®, FYCOMPA®, and AGAMREE® patients can be successfully titrated to stable therapy;
•
Whether we can continue to market our products on a profitable and cash flow positive basis;
•
Whether we will be able to demonstrate, to the satisfaction of the FDA and third-party payors, whether AGAMREE® offers advantages compared to corticosteroids or competitor’s products;
•
Whether DMD patients transitioning to current or future gene therapy treatments will delay initiating use of AGAMREE® while waiting for access to such gene therapy or stop their AGAMREE® therapy during the course of their gene therapy treatment;
•
Whether the acquisition of the North American license for AGAMREE® will prove to be accretive to our EBITDA and EPS in 2024 and beyond;
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
•
Whether we will be successful in our litigation to enforce our patents against the Paragraph IV challengers who have filed Abbreviated New Drug Applications (ANDAs) seeking to introduce generic versions of FIRDAPSE®;
•
Whether we will be able to continue successfully marketing FYCOMPA® after its patents expire in 2025;
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
•
The scope, rate of progress and expense of future clinical trials and studies, pre-clinical studies, proof-of-concept studies, and our other drug development activities, and whether any trials and studies we undertake will be successful;
•
Our ability to complete any clinical trials and studies that we may undertake on a timely basis and within the budgets we establish for such trials and studies;
•
Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, our collaboration partner in Canada;
•
Whether AGAMREE® will be approved by Health Canada for commercialization in Canada and whether, if the product is approved, KYE can successfully commercialize it in Canada;
•
Whether KYE will successfully file an application seeking to commercialize AGAMREE® in Canada by early 2025 or at all;
•
The impact on sales of FIRDAPSE® in the U.S. if an amifampridine product is purchased in Canada for use in the U.S.;
•
Whether DyDo will be able to obtain approval to commercialize FIRDAPSE® in Japan; and

•
Whether our plans to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful;
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

ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
b.
During the three months ended June 30, 2024, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paragraph IV Patent Litigation

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents listed in the FDA Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDAs until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. All of these lawsuits are progressing.

Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against the manufacturer in November 2023. On July 30, 2024, we settled this patent litigation with the fourth of the ANDA filers for FIRDAPSE®. In the settlement, the ANDA filer acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, the ANDA filer also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance to whether we will prevail in this litigation. However, we are vigorously defending our intellectual property for FIRDAPSE® in this litigation and we believe that our patent estate will protect FIRDAPSE® from generic competition for the life of our patents.

On February 20, 2023, we received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to us later in February with a similar certification for the tablet formulation for FYCOMPA®, the fourth such certification for this formulation. Both of these letters were Paragraph IV certifications of non-infringement, non-validity, and unenforceability to the ‘497 patent for FYCOMPA® but each application, like the previous Paragraph IV notices from ANDA filers, for FYCOMPA® tablets does not challenge the ‘571 patent. Accordingly, the FDA may not approve any ANDA prior to expiration of the ‘571 patent on May 23, 2025. After due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30 month stay for each application. In June 2024, we settled this lawsuit. As part of the settlement, this Paragraph IV filer agreed to not seek to commercialize its ANDA products for both the oral suspension formulation of FYCOMPA® and FYCOMPA® tablets until at least December 15, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In March 2021, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of our common stock, pursuant to a repurchase program under Rule 10b-18 of the Securities Act (the “Share Repurchase Program”). The Share Repurchase Program commenced on March 22, 2021 and currently expires in March 2025.

At present, we are not purchasing shares under our share repurchase program, but rather we are retaining cash for use in our business development activities.

During the three months ended June 30, 2024, we did not repurchase any of our common stock. As of June 30, 2024, approximately $21 million remains available for share repurchases under the Share Repurchase Program. However, at present the Company has elected to retain cash for business development activities rather than making repurchases of its shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	License, Supply and Commercialization Agreement between the Company and KYE Pharmaceuticals, Inc., dated as of July 23, 2024*

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________

*Certain identified information has been excluded from this exhibit because it is both (i) not material, and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Pharmaceuticals, Inc.

By:	/s/ Michael W. Kalb
Michael W. Kalb
Executive Vice President and Chief Financial Officer

Date: August 7, 2024