Form 10-Q
period 2024-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2024-11-06
CIK 1369568

4r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 119,273,436 shares of common stock, $0.001 par value per share, were outstanding as of November 4, 2024.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$442,331	$137,636
Accounts receivable, net	58,266	53,514
Inventory	20,017	15,644
Prepaid expenses and other current assets	18,384	12,535
Total current assets	538,998	219,329
Operating lease right-of-use asset, net	2,301	2,508
Property and equipment, net	1,380	1,195
License and acquired intangibles, net	166,016	194,049
Deferred tax assets, net	48,473	36,544
Investment in equity securities	14,842	16,489
Total assets	$772,010	$470,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,563	$14,795
Accrued expenses and other liabilities	93,832	61,268
Total current liabilities	105,395	76,063
Operating lease liability, net of current portion	2,889	3,188
Other non-current liabilities	2,785	2,982
Total liabilities	111,069	82,233
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 119,266,561 shares and 107,121,549 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	119	107
Additional paid-in capital	431,597	266,488
Retained earnings	229,225	121,272
Accumulated other comprehensive income (Note 4)	—	14
Total stockholders’ equity	660,941	387,881
Total liabilities and stockholders’ equity	$772,010	$470,114

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$126,424	$102,617	$347,518	$287,398
License and other revenue	2,271	71	2,396	238
Total revenues	128,695	102,688	349,914	287,636
Operating costs and expenses:
Cost of sales (a)	19,277	14,167	47,202	36,158
Research and development	3,284	83,662	8,850	91,178
Selling, general and administrative (a)	45,880	33,560	133,548	91,674
Amortization of intangible assets	9,345	8,487	28,033	23,506
Total operating costs and expenses	77,786	139,876	217,633	242,516
Operating income (loss)	50,909	(37,188)	132,281	45,120
Other income (expense), net	6,296	(833)	9,801	2,684
Net income (loss) before income taxes	57,205	(38,021)	142,082	47,804
Income tax provision (benefit)	13,321	(7,257)	34,129	11,238
Net income (loss)	$43,884	$(30,764)	$107,953	$36,566
Net income (loss) per share:
Basic	$0.37	$(0.29)	$0.92	$0.34
Diluted	$0.35	$(0.29)	$0.87	$0.32
Weighted average shares outstanding:
Basic	118,931,153	106,568,137	117,976,056	106,133,077
Diluted	125,407,279	106,568,137	124,519,838	113,751,370

Net income (loss)	$43,884	$(30,764)	$107,953	$36,566
Other comprehensive income (loss) (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0, $1, $4 and $3, respectively	—	(4)	(14)	(9)
Comprehensive income (loss)	$43,884	$(30,768)	$107,939	$36,557

__________________________________

(a)
exclusive of amortization of intangible assets

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2024

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	$—	107,122	$107	$266,488	$121,272	$14	$387,881
Issuance of common stock, net	—	10,000	10	140,694	—	—	140,704
Stock-based compensation	—	—	—	8,248	—	—	8,248
Exercise of stock options for common stock	—	664	1	1,521	—	—	1,522
Issuance of common stock upon vesting of restricted stock units, net	—	244	—	(204)	—	—	(204)
Other comprehensive gain (loss)	—	—	—	—	—	(14)	(14)
Net income (loss)	—	—	—	—	23,275	—	23,275
Balance at March 31, 2024	—	118,030	118	416,747	144,547	—	561,412
Issuance of common stock, net	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	4,408	—	—	4,408
Exercise of stock options for common stock	—	491	1	2,030	—	—	2,031
Net income (loss)	—	—	—	—	40,794	—	40,794
Balance at June 30, 2024	—	118,521	119	423,195	185,341	—	608,655
Stock-based compensation	—	—	—	4,424	—	—	4,424
Exercise of stock options for common stock	—	746	—	3,978	—	—	3,978
Net income (loss)	—	—	—	—	43,884	—	43,884
Balance at September 30, 2024	$—	119,267	$119	$431,597	$229,225	$—	$660,941

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2023

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	$—	105,263	$105	$250,430	$49,862	$24	$300,421
Stock-based compensation	—	—	—	2,892	—	—	2,892
Exercise of stock options for common stock	—	548	1	1,269	—	—	1,270
Issuance of common stock upon vesting of restricted stock units, net	—	127	—	(477)	—	—	(477)
Other comprehensive gain (loss)	—	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	—	29,568	—	29,568
Balance at March 31, 2023	—	105,938	106	254,114	79,430	11	333,661
Stock-based compensation	—	—	—	3,298	—	—	3,298
Exercise of stock options for common stock	—	557	1	616	—	—	617
Issuance of common stock upon vesting of restricted stock units, net	—	6	—	(52)	—	—	(52)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income (loss)	—	—	—	—	37,762	—	37,762
Balance at June 30, 2023	—	106,501	107	257,976	117,192	19	375,294
Stock-based compensation	—	—	—	3,810	—	—	3,810
Exercise of stock options for common stock	—	92	—	212	—	—	212
Issuance of common stock upon vesting of restricted stock units, net	—	12	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	—	—	(4)	(4)
Net income (loss)	—	—	—	—	(30,764)	—	(30,764)
Balance at September 30, 2023	$—	106,605	$107	$261,998	$86,428	$15	$348,548

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income (loss)	$107,953	$36,566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	283	232
Stock-based compensation	17,080	10,000
Amortization of intangible assets	28,033	23,506
Deferred taxes	(11,943)	(18,701)
Accretion of discount	(796)	1,146
Reduction in the carrying amount of right-of-use asset	207	195
Acquired inventory samples expensed from asset acquisition	—	130
Acquired in-process research and development	—	79,288
Change in fair value of equity securities	1,647	568
(Increase) decrease in:
Accounts receivable, net	(4,752)	(37,610)
Inventory	(4,373)	1,870
Prepaid expenses and other current assets	(5,849)	(7,219)
Increase (decrease) in:
Accounts payable	(3,232)	623
Accrued expenses and other liabilities	44,948	(2,390)
Operating lease liability	(275)	(252)
Net cash provided by (used in) operating activities	168,931	87,952
Investing Activities:
Purchases of property and equipment	(468)	(138)
Payment in connection with asset acquisition	—	(162,293)
Acquisition of in-process research and development	—	(79,288)
Purchase of equity securities	—	(13,465)
Net cash provided by (used in) investing activities	(468)	(255,184)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(204)	(529)
Proceeds from exercise of stock options	7,531	2,099
Payment of liabilities arising from asset acquisition	(11,799)	(11,762)
Proceeds from issuance of common stock	141,000	—
Payment of fees in connection with issuance of common stock	(296)	—
Net cash provided by (used in) financing activities	136,232	(10,192)
Net increase (decrease) in cash and cash equivalents	304,695	(177,424)
Cash and cash equivalents – beginning of period	137,636	298,395
Cash and cash equivalents – end of period	$442,331	$120,971
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$51,691	$41,663
Cash paid for interest	$1,301	$650
Non-cash investing and financing activities:
Liabilities arising from asset acquisition	$—	$1,915

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

In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for AGAMREE® (vamorolone), a treatment for patients suffering with Duchenne muscular dystrophy (DMD). The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Japan should Santhera pursue partnership opportunities in that jurisdiction. Additionally, the Company holds the North American rights for any future approved indications of AGAMREE®. AGAMREE® has previously received FDA Orphan Drug and Fast Track designations. On October 26, 2023, the FDA approved AGAMREE® oral suspension 40 mg/ml for the treatment of DMD in patients aged two years and older, and on March 13, 2024, the Company began marketing AGAMREE® in the U.S.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future period or for the full 2024 fiscal year.

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
d.
CASH AND CASH EQUIVALENTS. The Company primarily invests in high credit-quality instruments in order to obtain higher yields on its cash equivalents. The Company considers all highly liquid instruments, purchased with an original maturity of three months or less, to be cash equivalents. Cash equivalents consist mainly of money market funds and U.S. Treasuries. The Company has a significant amount of its cash and cash equivalents deposited in money market accounts with two financial institutions.
e.
INVESTMENTS. At September 30, 2024 investments consisted of an investment in equity securities. At December 31, 2023, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

There were no U.S. Treasuries held at September 30, 2024 and U.S. Treasuries held at December 31, 2023 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in its consolidated balance sheets.

The Company records available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (in stockholders’ equity). Realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) and are derived using the specific identification method for determining the cost of securities sold. Interest income (expense) is recognized when earned and is included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the consolidated statements of operations and comprehensive income (loss). The Company has not recorded an allowance for credit loss on its available-for-sale securities. See Note 3 (Investments).

In July 2023, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s post reverse-split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction). The investment is denominated in Swiss Francs. The Company has determined that it does not have significant influence over the operations of Santhera and accordingly the investment in Santhera’s ordinary shares is recorded under ASC 321, Equity Securities, with changes in fair value, inclusive of changes resulting from movements in foreign exchange rates, in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

2.
Basis of Presentation and Significant Accounting Policies (continued).
f.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowance for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At September 30, 2024 and December 31, 2023, the Company determined that an allowance for expected credit losses was not required. No amounts were written off during the periods presented.
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
i.
PROPERTY AND EQUIPMENT, NET. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service, as per Company policy. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated life of the improvement, whichever is shorter. Useful lives generally range from three to five years for computer equipment and software, from five to seven years for furniture and equipment, and from five to ten years for leasehold improvements. Expenditures for repairs and maintenance are charged to expenses as incurred.
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

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. At September 30, 2024 and December 31, 2023, the fair value of these instruments approximated their carrying value.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$335,850	$335,850	$—	$—
Investment in equity securities:
Equity securities	$14,842	$14,842	$—	$—

2.
Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$18,256	$18,256	$—	$—
U.S. Treasuries	$94,523	$94,523	$—	$—
Investment in equity securities:
Equity securities	$16,489	$16,489	$—	$—

n.
OPERATING LEASES. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, net, other current liabilities, and operating lease liabilities on its consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease term includes options to extend or terminate the lease, however, these options are not considered in the lease term as the Company is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for separately.
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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2024 and 2023.

During the three and nine months ended September 30, 2024 and 2023, substantially all of the Company’s product revenues were from sales to customers in the U.S.

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
FIRDAPSE®	$79,303	$66,224	$223,517	$188,648
FYCOMPA®+	32,075	36,393	99,035	98,750
AGAMREE®*	15,046	—	24,966	—
Total product revenue, net	$126,424	$102,617	$347,518	$287,398

_________________

+FYCOMPA® net product revenue for the nine months ended September 30, 2023 is for the period between January 24, 2023 (date of acquisition) and September 30, 2023.

*AGAMREE® net product revenue for the nine months ended September 30, 2024 is for the period between March 13, 2024 (date of commercial launch) and September 30, 2024.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2024 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2024 and 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.
Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income (loss) through September 30, 2024 and 2023, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

Payments to and from the collaborator are presented in the statements of operations based on the nature of the Company’s business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments.

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

The Company records upfront and milestone payments made to third parties under licensing and collaboration arrangements that occur before a compound receives regulatory approval as acquired in-process research and development (IPR&D). IPR&D acquired as part of an asset acquisition with no alternative future use is expensed immediately to research and development. Milestone payments made after regulatory approval are capitalized as a developed asset and unless the asset is determined to have an indefinite life, the Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over their estimated useful lives.

r.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $2.5 million and $7.6 million in advertising costs during the three and nine months ended September 30, 2024, respectively, and approximately $1.7 million and $5.4 million during the three and nine months ended September 30, 2023, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss).
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

2.
Basis of Presentation and Significant Accounting Policies (continued).

As of September 30, 2024, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, FYCOMPA®, and AGAMREE® to constitute virtually all of the Company’s product revenue for the foreseeable future.

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

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	74.6%	64.5%	71.5%	65.6%
Customer B*	—	35.5%	—	34.4%
Customer C	9.4%	—	10.0%	—
Total	84.0%	100.0%	81.5%	100.0%

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

2.
Basis of Presentation and Significant Accounting Policies (continued).
w.
COMPREHENSIVE INCOME (LOSS). U.S. GAAP requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income (loss) is shown on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	118,931,153	106,568,137	117,976,056	106,133,077
Effect of dilutive securities	6,476,126	—	6,543,782	7,618,293
Diluted weighted average common shares outstanding	125,407,279	106,568,137	124,519,838	113,751,370

Outstanding common stock equivalents totaling approximately 5.1 million and 5.2 million were excluded from the calculation of diluted net income (loss) per common share for the three and nine months ended September 30, 2024, respectively, as their effect would be anti-dilutive. For the three months ended September 30, 2023, approximately 12.1 million shares of outstanding common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because a net loss was reported and therefore their effect was anti-dilutive. Potentially dilutive options to purchase common stock for the three months ending September 30, 2023, had exercise prices ranging from $1.13 to $19.02. Outstanding common stock equivalents totaling approximately 2.0 million were excluded from the calculation of diluted net income (loss) per common share for the nine months ended September 30, 2023, as their effect would be anti-dilutive.

y.
SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products.
z.
RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
aa.
RECENTLY ISSUED ACCOUNTING STANDARDS. The Company did not adopt any accounting standards during the three and nine months ended September 30, 2024.

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

3.
Investments.

Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At September 30, 2024:
U.S. Treasuries - Cash equivalents	$—	$—	$—	$—
Total	$—	$—	$—	$—
At December 31, 2023:
U.S. Treasuries - Cash equivalents	$94,523	$18	$—	$94,505
Total	$94,523	$18	$—	$94,505

There were no realized gains or losses from available-for-sale securities during the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Equity securities:
Net gains (losses) recognized during the period on equity securities	$1,759	$(568)	$(1,647)	$(568)
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$1,759	$(568)	$(1,647)	$(568)

There were no sales of equity securities during the three and nine months ended September 30, 2024 and 2023.

4.
Accumulated Other Comprehensive Income.

The following table summarizes the changes in accumulated other comprehensive income, net of tax from unrealized gains (losses) on available-for-sale securities (in thousands), the Company’s only component of accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023.

There were no reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2024 and 2023.

Total Accumulated Other Comprehensive Income
Balance at June 30, 2024	$—
Other comprehensive loss before reclassifications	—
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	—
Balance at September 30, 2024	$—

Balance at December 31, 2023	$14
Other comprehensive loss before reclassifications	(14)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	(14)
Balance at September 30, 2024	$—

4.
Accumulated Other Comprehensive Income (continued).

Total Accumulated Other Comprehensive Income
Balance at June 30, 2023	$19
Other comprehensive loss before reclassifications	(4)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	(4)
Balance at September 30, 2023	$15

Balance at December 31, 2022	$24
Other comprehensive loss before reclassifications	(9)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive gain (loss)	(9)
Balance at September 30, 2023	$15

5.
Inventory.

Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$6,948	$1,910
Work-in-process	3,826	4,573
Finished goods	9,243	9,161
Total inventory	$20,017	$15,644

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid manufacturing costs	$180	$2,005
Prepaid tax	6,166	1,238
Prepaid insurance	489	1,332
Prepaid subscriptions fees	1,870	1,299
Prepaid research fees	1,833	1,500
Prepaid commercialization expenses	4,543	3,038
Due from collaborative and licensing arrangements	—	138
Prepaid conference and travel expenses	1,233	771
Prepaid co-pay assistance program	1,561	863
Other	509	351
Total prepaid expenses and other current assets	$18,384	$12,535

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

7.
Operating Leases (continued).

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$108	$108	$323	$323

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$391	$379
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$67	$67

Supplemental balance sheet information related to lease was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$2,301	$2,508
Other current liabilities	$393	$369
Operating lease liabilities, net of current portion	2,889	3,188
Total operating lease liabilities	$3,282	$3,557

As of September 30, 2024 and December 31, 2023, the weighted average remaining lease term was 6.6 years and 7.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of September 30, 2024 and December 31, 2023.

Remaining payments of lease liabilities as of September 30, 2024 were as follows (in thousands):

2024 (remaining three months)	$131
2025	537
2026	553
2027	570
2028	587
Thereafter	1,440
Total lease payments	3,818
Less: imputed interest	(536)
Total	$3,282

Rent expense was approximately $0.1 million and $0.3 million for both the three and nine months ended September 30, 2024 and 2023, respectively.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Furniture and equipment	$962	$494
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(1,006)	(723)
Total property and equipment, net	$1,380	$1,195

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at September 30, 2024 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$5,158	$28,411
License and acquired intangibles for FYCOMPA®	158,143	53,395	104,748
License and acquired intangibles for AGAMREE®	36,000	3,143	32,857
Total	$227,712	$61,696	$166,016

The following table presents the Company’s intangible assets at December 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$3,418	$30,151
License and acquired intangibles for FYCOMPA®	158,143	29,673	128,470
License and acquired intangibles for AGAMREE®	36,000	572	35,428
Total	$227,712	$33,663	$194,049

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI®, FYCOMPA® and AGAMREE® was approximately 14.5 years, 5 years and 10.5 years, respectively.

The Company recorded approximately $0.5 million and $1.7 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during the three and nine months ended September 30, 2024, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company recorded approximately $7.9 million and $23.7 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during the three and nine months ended September 30, 2024, within cost of sales in the consolidated statements of operations and comprehensive income (loss). The Company recorded approximately $0.9 million and $2.6 million in amortization expense related to the licensed and acquired intangibles for AGAMREE® during the three and nine months ended September 30, 2024, within cost of sales in the consolidated statements of operations and comprehensive income (loss). The Company recorded approximately $0.6 million and $1.8 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during the three and nine months ended September 30, 2023, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company recorded approximately $7.9 million and $21.8 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during the three and nine months ended September 30, 2023, within cost of sales in the consolidated statements of operations and comprehensive income (loss). The Company recorded no amortization expense related to the licensed and acquired intangibles for AGAMREE® during the three and nine months ended September 30, 2023. Amortization of the FYCOMPA®, RUZURGI® and AGAMREE® intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income (loss).

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2024 (remaining three months)	$9,345
2025	37,378
2026	37,378
2027	37,378
2028	7,705
Thereafter	36,832
Total	$166,016

At September 30, 2024 and December 31, 2023, the weighted average amortization period remaining for intangible assets was 5.7 years and 6.5 years, respectively.

If all or a portion of the intangible assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss. There were no impairment charges recognized on definite-lived intangibles for the three and nine months ended September 30, 2024 or 2023.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued preclinical and clinical trial expenses	$869	$1,015
Accrued professional fees	8,250	4,730
Accrued compensation and benefits	8,013	8,883
Accrued license fees	24,667	24,437
Accrued purchases	513	192
Operating lease liability	393	369
Accrued gross-to-net revenue liabilities*	47,455	6,877
Accrued income tax	—	729
Due to licensor	2,871	12,540
Accrued interest payable	352	1,031
Other	449	465
Current accrued expenses and other liabilities	93,832	61,268
Lease liability – non-current	2,889	3,188
Due to licensor – non-current	610	2,497
Other – non-current	2,175	485
Non-current accrued expenses and other liabilities	5,674	6,170
Total accrued expenses and other liabilities	$99,506	$67,438

* During 2023, the Company sold FYCOMPA® through a Transition Service Agreement with Eisai. Effective January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization.

11.
Collaborative and Licensing Arrangements.

Endo, Inc.

In December 2018, the Company entered into a collaboration and license agreement (Collaboration) with Endo, Inc. (formerly, Endo International plc) (Endo), for the further development and commercialization of generic Sabril® (vigabatrin) tablets through Endo’s U.S. Generic Pharmaceuticals segment, doing business as Par Pharmaceutical, Inc. (Par). Under the Collaboration, Endo assumed all development, manufacturing, clinical, regulatory, sales and marketing costs under the collaboration, while the Company was responsible for exercising commercially reasonable efforts to develop, or cause the development of, a final finished, stable dosage form of generic Sabril® tablets.

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

Under the terms of the agreement, the Company received an up-front payment, has received payment upon transfer of Marketing Authorization and delivery of commercial product, received payment for supply of FIRDAPSE®, and will receive milestone payments and a sharing of defined net profits upon commercialization from KYE consisting of a mid-double-digit percent of net sales of FIRDAPSE®. The Company has also agreed to the sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product in Canada.

11.
Collaborative and Licensing Arrangements (continued).

The collaborative agreement included a nonrefundable upfront license fee that was recognized upon transfer of the license based on a determination that the right is provided as the intellectual property exists at the point in time in which the license is granted.

In July 2024, the Company entered into a license, supply and commercialization agreement with KYE, for the commercialization of AGAMREE® in Canada granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications.

Under the agreement, KYE will be responsible for obtaining regulatory approval of the product from Health Canada and the Company will supply product to KYE. Further, the Company received an upfront payment from KYE and will be eligible to receive further reimbursement, sales milestones and sales royalties for AGAMREE®.

These agreements are in form identified as collaborative agreements and the Company has concluded for accounting purposes that they also represent contracts with a customer. This is because the Company grants to KYE a license and provides supply of FIRDAPSE® and AGAMREE® in exchange for consideration, which are outputs of the Company’s ongoing activities. Accordingly, the Company has concluded that these collaborative arrangements will be accounted for pursuant to Topic 606.

Revenue from sales by KYE is recognized in the quarter in which the sales occurred.

Revenues from the arrangements with KYE for the three and nine months ended September 30, 2024 and 2023 were not material. Revenue is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

There were revenues of $2.1 million from the arrangement with DyDo for both the three and nine months ended September 30, 2024, which consisted of a milestone payment earned upon DyDo receiving regulatory approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan and is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income (loss). There were revenues of $0 and $0.5 million from the arrangement with DyDo for the three and nine months ended September 30, 2023, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income (loss). Further, on September 24, 2024, DyDo advised the Company that the Ministry of Health, Labour and Welfare (MHLW) had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan and that DyDo expects to launch the product in Japan by the end of the fourth quarter of 2024.

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

In connection with the settlement with Jacobus, the Company agreed to pay the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of the closing, and the remaining $10 million was paid on the second anniversary of the closing;
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

12.
Commitments and Contingencies (continued).

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

In January 2023, the Company received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva, Hetero and Lupin) advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, the Company filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified the Company of their ANDA submissions, thus triggering the stay. In June 2024, Lupin converted five of its Paragraph IV Certifications in its ANDA to Paragraph III certifications acknowledging the validity and their ANDA’s infringement of five of those patents, the latest ending in 2034. The Company subsequently dismissed all of its claims against Lupin related to those five patents but maintains its claims against Lupin for the remaining Paragraph IV certification for United States Patent No. 10,626,088 which is the patent expiring in 2037, so the litigation continues. Further, the litigation with Teva and Hetero continues with respect to all six patents.

Further, in October 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia), and the Company filed a similar lawsuit against that manufacturer in November 2023. On July 30, 2024, the Company settled its patent litigation with Inventia for FIRDAPSE®. In that settlement, Inventia acknowledged both the validity of the Company's FIRDAPSE® patents and also the infringement by the ANDA filer's product of the Company's patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration scheduled for February 2037, or the earlier entry into the market of another ANDA product meeting certain conditions.

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

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front payment on the Effective Date and also paid an additional $10 million on the first annual anniversary of the Effective Date (July 11, 2023). The Company paid the final $10 million installment on the second annual anniversary of the Effective Date (July 11, 2024). The Company is also obligated to pay tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s amifampridine products in the U.S. that range from 1.25% to 2.5% based on whether there is a competing product or generic version of FIRDAPSE® being marketed or sold in the U.S.

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

Assets acquired as part of the license agreement include among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI®, its new drug applications in the U.S. for RUZURGI®, its U.S. Trademark for RUZURGI®, the Orphan Drug Designation for RUZURGI® and a license from Jacobus for use of its know-how related to the manufacture of RUZURGI®.

Additionally, the Company also purchased from Jacobus approximately $4.1 million of RUZURGI® inventory previously manufactured by Jacobus, which was recorded as an expense in research and development expenses in the consolidated statements of operations and comprehensive income (loss) for 2022.

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
(ii)
As of September 30, 2024, the full $5.9 million has been paid in cash.

13.
Agreements (continued).

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

13.
Agreements (continued).

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

The strategic equity investment in Santhera is accounted for as an investment in equity securities, and is recognized as a non-current asset, as the Company does not intend on selling the shares within 12 months. Since Santhera shares have a readily determinable fair value, the investment will be measured quarterly at fair value with changes reported in earnings in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

14.
Income Taxes.

The Company’s effective income tax rate was 24.0% and 23.5% for the nine months ended September 30, 2024 and 2023, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are increased by state income taxes, fluctuations in the value of investments and anticipated annual permanent differences offset by equity compensation deductions.

The Company had no uncertain tax positions as of September 30, 2024 and December 31, 2023.

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At September 30, 2024 and December 31, 2023, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At September 30, 2024 and December 31, 2023, 119,266,561 and 107,121,549 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on March 22, 2021. No shares were repurchased during the three and nine months ended September 30, 2024 and 2023.

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

16.
Stock Compensation.

For the three and nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$402	$372	$1,314	$1,062
Selling, general and administrative	4,022	3,438	15,766	8,938
Total stock-based compensation	$4,424	$3,810	$17,080	$10,000

Stock Options

As of September 30, 2024, there were outstanding stock options to purchase 13,026,223 shares of common stock, of which stock options to purchase 8,036,208 shares of common stock were exercisable.

During the three and nine months ended September 30, 2024, the Company granted seven-year term options to purchase an aggregate of 40,000 and 880,995 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $3.6 million and $12.6 million, respectively, during the three and nine months ended September 30, 2024.

16.
Stock Compensation (continued).

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

During the three and nine months ended September 30, 2024, options to purchase 745,195 shares and 1,901,467 shares, respectively, of the Company’s common stock were exercised, with proceeds of $4.0 million and $7.5 million, respectively, to the Company.

During the three and nine months ended September 30, 2023, options to purchase 91,748 shares and 1,196,614 shares, respectively, of the Company’s common stock were exercised, with proceeds of $0.2 million and $2.1 million, respectively, to the Company.

As of September 30, 2024, there was approximately $29.5 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2014 and 2018 Stock Incentive Plans. The cost is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Units

The Company granted no restricted stock units and 35,693 restricted stock units during three and nine months ended September 30, 2024, respectively. The Company granted no restricted stock units during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0.8 million and $4.5 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0.9 million and $2.3 million, respectively.

As of September 30, 2024, there was approximately $6.2 million of unrecognized compensation expense related to non-vested restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.8 years.

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter of fiscal 2024.
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
•
Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023.
•
Liquidity and Capital Resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements, and outstanding commitments.
•
Caution Concerning Forward-Looking Statements. This section discusses how certain forward-looking statements made throughout this MD&A and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

OVERVIEW

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently market three drug products, FIRDAPSE® (amifampridine), FYCOMPA® (perampanel), and AGAMREE® (vamorolone). We are also currently seeking to further expand our drug portfolio, with a focus on acquiring the rights to late-stage products to treat rare (orphan) central nervous system and adjacent rare (orphan) diseases. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, or NDA, for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton myasthenic syndrome (LEMS), and in January 2019, we launched FIRDAPSE® in the United States. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg to include pediatric patients six years of age and older for the treatment of LEMS. Finally, on May 30, 2024, we reported that the FDA had approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We believe that this most recent sNDA approval offers healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS.

We sell FIRDAPSE® in the United States through a field force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 40 field personnel, including sales (Regional Account Managers), thought leader liaisons and patient assistance and insurance navigation support (Patient Access Liaisons). We also have a field-based force of nine medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®. Additionally, we use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for ultra-orphan conditions, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to $0 whenever possible. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE. However, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need, who meet those independent organizations guidelines. In addition, we have a safety net program in place for patients who are uninsured and underinsured. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

On December 18, 2023, DyDo Pharma, Inc. (DyDo), our sub-licensee for FIRDAPSE® in Japan, filed a Japan NDA with the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan seeking approval to commercialize FIRDAPSE® for the treatment of LEMS in Japan. Upon acceptance of the Japan NDA by the PMDA on December 18, 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently seeking opportunities to expand FIRDAPSE®’s global footprint through strategic partnerships (with the current focus on the Asia Pacific and Latin American regions). Further, on September 24, 2024, DyDo advised us that the Ministry of Health, Labour and Welfare (MHLW) had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan and that they expect to launch the product in Japan by the end of the fourth quarter of 2024.

We control six U.S. patents for FIRDAPSE® that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), the earliest of which expires in 2032 and the latest of which expires in 2037. We also have orphan drug exclusivity (ODE) for the product that will not expire until November 2025, and no Abbreviated New Drug Application (ANDA) for the product can be finally approved by the FDA until the ODE exclusivity period has expired. Nevertheless, generic drug manufacturers are permitted to file applications for the product challenging our patents, and in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. All of these lawsuits are progressing. For updated information, see Note 12 (Commitments and Contingencies) in Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against that manufacturer in November 2023 in the U.S. District Court for the District of New Jersey. On July 30, 2024, we settled this patent litigation with the fourth of the ANDA filers to file an ANDA for FIRDAPSE®. In that settlement, the ANDA filer acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, the ANDA filer agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance to whether we will prevail in this litigation. However, we are vigorously defending our intellectual property for FIRDAPSE® in this litigation and while there can be no assurance, we believe that our patent estate will protect FIRDAPSE® from generic competition for the life of our patents. For updated information, see Note 12 (Commitments and Contingencies) in Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

FYCOMPA®

On December 17, 2022, we entered into an agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® (perampanel) CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a box warning label. FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children four years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

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

In conjunction with the closing of the asset purchase, we entered into two additional agreements, a Transition Services Agreement (TSA) and a Supply Agreement. Under the Supply Agreement, Eisai agreed to manufacture FYCOMPA® for us for at least seven years at prices listed in the Supply Agreement (to be updated on a yearly basis), and under the TSA, a U.S. subsidiary of Eisai provided us with certain transitional services (which transition services ended on December 31, 2023).

We sell FYCOMPA® in the United States through a field force experienced in epilepsy products consisting at this time of approximately 29 field personnel, including sales (Regional Account Managers) and payor reimbursement (National Account Managers). We also have a field-based force of seven medical science liaisons who are helping educate the medical community who treat epilepsy about scientific literature regarding epilepsy and FYCOMPA®. Further, effective January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization.

We are supporting patients using FYCOMPA® through an Instant Savings Card Program. Through the program, eligible commercially insured patients could pay as little as $5 for their FYCOMPA® co-pay (with a maximum savings of $2,500 per year). The FYCOMPA® Instant Savings Card Program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE.

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

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. In addition to the rights to commercialize the product in North America, the AGAMREE® License Agreement provides us with the right of first negotiation for AGAMREE® in Japan should Santhera pursue partnership opportunities in that territory. Additionally, we will hold the North

American rights to any future approved indications for AGAMREE®. Finally, under our AGAMREE® License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon prices.

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On November 4, 2024, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 8.66 per share (approximately $10.03 USD based on current exchange rates).

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

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we have launched a long-term registry study of AGAMREE®, which we have designated as the SUMMIT study, which aims to gather long-term patient safety and quality of life data, offering a deeper understanding of the product's potential long-term benefits for patients.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patents ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Finally, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany.

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

Finally, on July 23, 2024 we entered into a license, supply and commercialization agreement with KYE Pharmaceuticals, Inc. (KYE) granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications.

Under the agreement, KYE (which is also the Company's sublicensee for FIRDAPSE® in Canada) will be responsible for obtaining regulatory approval of the product from Health Canada (of which there can be no assurance), and we will supply product to KYE. Further, during the third quarter of 2024, we received an upfront payment from KYE, and we will be eligible to receive further reimbursement and sales milestones and sales royalties for AGAMREE®. Also, KYE has advised us that they expect to file an application with Health Canada seeking approval to commercialize AGAMREE® in Canada in early 2025. There can be no assurance that any such application when and if filed will be approved, and even if such application is approved that KYE will be successful in commercializing AGAMREE® in Canada.

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

Capital Resources

At September 30, 2024, we had cash and cash equivalents of approximately $442.3 million. Based on our current financial condition and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE®, FYCOMPA® and AGAMREE®, or that we will continue to be profitable and cash flow positive. Further, there can be no assurance that if we need additional funding in the future, whether such funding will be available to us on acceptable terms.

Basis of Presentation

Revenues.

During the three and nine months ended September 30, 2024, we generated revenues from U.S. product sales of FIRDAPSE®, FYCOMPA®, and AGAMREE®. We expect these revenues to fluctuate in future periods based on our sales of our products. We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE Pharmaceuticals launched FIRDAPSE® in Canada. During the three and nine months ended September 30, 2024, revenues generated under our collaboration agreement with KYE Pharmaceuticals were immaterial. We expect our revenues from the KYE collaboration agreement to fluctuate in future periods based on our collaborator’s ability to sell FIRDAPSE® in Canada.

For the three and nine months ended September 30, 2024, no revenues were generated under our collaborative agreement with Endo, Inc. (formerly, Endo International plc) (Endo). In July 2024, a termination and mutual release agreement was finalized between Endo and us that discontinued work on the collaboration for development and commercialization of vigabatrin. The end of the collaboration does not have a material impact on our consolidated financial statements.

For the three and nine months ended September 30, 2024, we generated approximately $2.1 million in revenues from our collaborative agreement with DyDo, which consisted of a milestone payment earned upon DyDo receiving regulatory approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan. We expect our revenue from the DyDo license agreement to fluctuate in future periods based on DyDo’s ability to meet various regulatory and potential sales milestones set forth in such agreement.

Cost of Sales.

Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of our products. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs and manufacturing variances.

Research and Development Expenses.

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, support for selected investigator-sponsored research, and support for our commercial activities. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts and support for our commercial efforts. Prior to January 2023, all of our research and development resources were devoted to the development of FIRDAPSE® and two previously discontinued R&D projects, CPP-109 (our version of vigabatrin), and CPP-115, and until we acquire or license new products, we currently expect that our future development costs will be attributable principally to the continued development and commercial support of FIRDAPSE® and AGAMREE®.

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

Income Taxes.

Our effective income tax rate is the ratio of income tax expense (benefit) over our net income (loss) before income taxes.

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

Results of Operations

Revenues.

For the three and nine months ended September 30, 2024, we recognized total revenues of $128.7 million and $349.9 million, respectively, compared to $102.7 million and $287.6 million, respectively, in the same periods of 2023. FIRDAPSE® net sales were approximately $79.3 million and $223.5 million, respectively, for the three and nine months ended September 30, 2024 compared to $66.2 million and $188.6 million, respectively, for the three and nine months ended September 30, 2023. FYCOMPA® net sales were approximately $32.1 million and $99.0 million, respectively, for the three and nine months ended September 30, 2024 compared to $36.4 million for the three months ended September 30, 2023 and $98.8 million for the period between January 24, 2023 (date of acquisition) and September 30, 2023. AGAMREE® net sales were approximately $15.0 million for the three months ended September 30, 2024 and $25.0 million for the period between March 13, 2024 (date of commercial launch) and September 30, 2024.

Net revenues from product sales of FIRDAPSE® increased by 19.7% and 18.5%, respectively, from the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended September 30, 2024. Product revenue for FYCOMPA® during the three and nine months ended September 30, 2024 were affected by differences in variable consideration (gross-to-net) compared to the three months ended September 30, 2023 and the period between January 24, 2023 (date of acquisition) and September 30, 2023, when revenues were booked under Eisai’s cost arrangements with distributors and government authorities. Starting on January 1, 2024, all such costs are tied to arrangements between us and those distributors and government agencies, which costs are higher than Eisai’s costs, thereby increasing the gross-to-net deductions for FYCOMPA® and correspondingly decreasing FYCOMPA® net product revenue. In the first quarter of the calendar year, like many companies in our industry, we are also impacted by the reset of patient insurance deductibles.

For the three and nine months ended September 30, 2024, we also recognized $2.3 million and $2.4 million, respectively, in license and other revenue. For the three and nine months ended September 30, 2023, we also recognized $0.1 million and $0.2 million, respectively, in license and other revenue.

Cost of Sales.

Cost of sales was approximately $19.3 million and $47.2 million, respectively, for the three and nine months ended September 30, 2024, compared to $14.2 million and $36.2 million, respectively, for the three and nine months ended September 30, 2023. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® in both periods consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the three and nine months ended September 30, 2024 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. See Note 9 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $9.3 million and $28.0 million, respectively, for the three and nine months ended September 30, 2024 compared to $8.5 million and $23.5 million, respectively, for the three and nine months ended September 30, 2023. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, and the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years. We also capitalized a $36 million milestone payment paid to Santhera during the fourth quarter of 2023, which is being amortized over the product’s estimated useful life of 10.5 years.

Research and Development Expenses.

Research and development expenses for the three months ended September 30, 2024 and 2023 were approximately $3.3 million and $83.7 million, respectively, and represented approximately 4% and 60% of total operating costs and expenses, respectively. Research and development expenses for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Salary and benefit expense	$996	$851	145	17.0
Employee stock-based compensation expense	402	372	30	8.1
Research and clinical trial expense	1,484	891	593	66.6
Acquired in-process research and development	—	81,513	(81,513)	(100.0)
Additional research and development expense	402	35	367	1,048.6
Total research and development expenses	$3,284	$83,662	(80,378)	(96.1)

Research and development expenses for the nine months ended September 30, 2024 and 2023 were approximately $8.9 million and $91.2 million, respectively, and represented approximately 4% and 38% of total operating costs and expenses, respectively. Research and development expenses for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Salary and benefit expense	$3,095	$2,552	543	21.3
Employee stock-based compensation expense	1,314	1,062	252	23.7
Research and clinical trial expense	3,479	4,868	(1,389)	(28.5)
Acquired in-process research and development	—	81,513	(81,513)	(100.0)
Additional research and development expense	962	1,183	(221)	(18.7)
Total research and development expenses	$8,850	$91,178	(82,328)	(90.3)

For the three and nine months ended September 30, 2024, research and development expenses decreased approximately $80.4 million and $82.3 million, respectively, compared to the same periods in 2023. The decrease in both periods is primarily attributable to the $81.5 million IPR&D purchase consideration for the acquisition of the license in North America for vamorolone during the third quarter of 2023. For the three and nine months ended September 30, 2024, research and development expenses primarily consisted of costs for development activities supporting our commercial products. For the three and nine months ended September 30, 2023, research and development expenses consisted of costs relating to closing out sites for both our MuSK-MG clinical trial and our previously operated expanded access program, as well as costs for development activities supporting our commercial products.

We are continuing to focus our business development efforts on acquiring additional drug products that are (or may be, if approved) used to treat rare and difficult to treat diseases. If we make future acquisitions of products in earlier stages of development, or if we determine to evaluate products already approved for the treatment of additional indications or additional diseases, we expect that our research and development expenses during such future periods will become more significant.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were approximately $45.9 million and $33.6 million, respectively, and represented approximately 59% and 24% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Selling	$29,105	$21,681	7,424	34.2
General and administrative	12,753	8,441	4,312	51.1
Employee stock-based compensation	4,022	3,438	584	17.0
Total selling, general and administrative expenses	$45,880	$33,560	12,320	36.7

Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were approximately $133.5 million and $91.7 million, respectively, and represented approximately 61% and 38% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Selling	$80,673	$57,757	22,916	39.7
General and administrative	37,109	24,979	12,130	48.6
Employee stock-based compensation	15,766	8,938	6,828	76.4
Total selling, general and administrative expenses	$133,548	$91,674	41,874	45.7

For the three and nine months ended September 30, 2024, selling, general and administrative expenses increased approximately $12.3 million and $41.9 million, respectively, compared to the same periods in 2023. This was primarily attributable to an approximately $16.3 million increase in employee compensation and stock-based compensation related to annual merit increases and an increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®, an approximately $17.6 million increase in commercialization expenses related to the launch of AGAMREE® and to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $0.5 million. Further, an approximately $3.9 million increase in stock-based compensation expense is related to the retirement of two former executive officers, which was recorded during the first quarter of 2024 upon lapse of the applicable revocation periods under the respective separation agreements with these former executives.

We expect that selling, general and administrative expenses will continue to be substantial in future periods as we continue our efforts to increase our revenues from FIRDAPSE®, continue our efforts to market FYCOMPA® and AGAMREE®, and take steps to further expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three and nine months ended September 30, 2024 was $4.4 million and $17.1 million, respectively, and for the three and nine months ended September 30, 2023 was $3.8 million and $10.0 million, respectively. In the first three quarters of 2024 and 2023, grants were principally for stock options relating to year-end bonus awards and grants to new employees.

Other Income (Expense), Net.

We reported other income (expense), net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of $6.3 million and $9.8 million for the three and nine months ended September 30, 2024 compared to ($0.8) million and $2.7 million for the three and nine months ended September 30, 2023.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income (expense), net.

The components of other income (expense), net were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income (expense), net	$4,537	$(265)	$11,448	$3,252
Net gains (losses) recognized during the period on equity securities	1,759	(568)	(1,647)	(568)
Total other income (expense), net	$6,296	$(833)	$9,801	$2,684

Income Taxes.

Our effective income tax rate was 24.0% and 23.5% for the nine months ended September 30, 2024 and 2023, respectively. Differences in our effective tax and the statutory federal income tax rate of 21% are increased by state income taxes, fluctuations in the value of investments and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods.

We had no uncertain tax positions as of September 30, 2024 and December 31, 2023.

Net Income (Loss).

Our net income (loss) was $43.9 million and $108.0 million, respectively, for the three and nine months ended September 30, 2024 ($0.37 and $0.92, respectively, per basic share and $0.35 and $0.87, respectively, per diluted share) as compared to net income (loss) of ($30.8) million and $36.6 million, respectively, for the three and nine months ended September 30, 2023 (($0.29) and $0.34, respectively, per basic share and ($0.29) and $0.32, respectively, per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through multiple offerings of our securities and revenues from product sales. At September 30, 2024 we had cash and cash equivalents aggregating $442.3 million and working capital of $433.6 million. At December 31, 2023, we had cash and cash equivalents aggregating $137.6 million and working capital of $143.3 million. At September 30, 2024, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits. Further, as of such date, a significant amount of such funds were invested in money market accounts.

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

Cash Flows.

Net cash provided by operating activities was $168.9 million and $88.0 million, respectively, for the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, net cash provided by operating activities was primarily attributable to our net income of $108.0 million, an increase of $44.9 million in accrued expenses and other liabilities, $17.1 million in stock-based compensation, $28.3 million in amortization of intangible assets and depreciation and $1.1 million in non-cash expenses. This was partially offset by increases of $4.8 million in accounts receivable, net, $4.4 million in inventory and $5.8 million prepaid expenses and other current assets, decreases of $3.2 million in accounts payable and $0.3 million in operating lease liability and $11.9 million in deferred taxes. During the nine months ended September 30, 2023, net cash provided by operating activities was primarily attributable to our net income of $36.6 million, a decrease of $1.9 million in inventory, an increase of $0.6 million in accounts payable, $10.0 million in stock-based compensation, $23.7 million in amortization of intangible assets and depreciation, $79.3 million in acquired IPR&D and $2.0 million of non-cash expenses. This was partially offset by increases of $37.6 million in accounts receivable, net, $7.2 million in prepaid expenses and other current assets and decreases of $2.4 million in accrued expenses and other liabilities and $0.3 million in operating lease liability and $18.7 million in deferred taxes.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2024, consisting primarily of purchases of property and equipment. Net cash used in investing activities was $255.2 million for the nine months ended September 30, 2023, consisting primarily of payment in connection with the FYCOMPA® asset acquisition and acquired IPR&D and purchase of equity securities in connection with the vamorolone acquisition.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $136.2 million, consisting primarily of proceeds from the issuance of common stock. Net cash used in financing activities during the nine months ended September 30, 2023 was $10.2 million, consisting primarily of payment of liabilities arising from asset acquisition and payment of employee withholding tax related to stock-based compensation partially offset by proceeds from the exercise of stock options.

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

For the three and nine months ended September 30, 2024, we recognized an aggregate of approximately $13.6 million and $34.0 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2023, we recognized an aggregate of approximately $10.9 million and $27.7 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income (loss).

Further, we will pay royalties to our licensor on net sales in Japan equal to a similar percentage to the royalties that we are currently paying for non-U.S. sales under our original FIRDAPSE® License Agreement for North America.

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

For the three and nine months ended September 30, 2024, we recognized an aggregate of approximately $1.2 million and $3.3 million, respectively, of royalties payable to Jacobus. For the three and nine months ended September 30, 2023, we recognized an aggregate of approximately $1.0 million and $2.7 million, respectively, of royalties payable to Jacobus.

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

For the three and nine months ended September 30, 2024, we recognized an aggregate of approximately $1.7 million and $2.7 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income (loss).

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
•
Whether we will be able to continue to attract and retain the qualified personnel necessary to run our business;
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
•
Whether payors will continue to provide coverage and reimburse for our products at the price that we charge for our products;
•
The ability of our third-party suppliers and contract manufacturers to continue to supply sufficient product to meet our customers’ needs in a timely manner;
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
•
Whether we will be able to continue to successfully commercialize FYCOMPA® after its patents expire in 2025;
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
•
Now that FIRDAPSE® has been approved for commercialization in Japan, whether DyDo will be successful in launching and commercializing the product in Japan;
•
Whether our plans to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful; and
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

ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
b.
During the three months ended September 30, 2024, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paragraph IV Patent Litigation

In January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents listed in the FDA Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDAs until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay. All of these lawsuits are progressing. For updated information on the cases relating to FIRDAPSE® patents, see Note 12 (Commitments and Contingencies) in Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

Further, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer, and we filed a similar lawsuit against the manufacturer in November 2023. On July 30, 2024, we settled this patent litigation with the fourth of the ANDA filers for FIRDAPSE®. In the settlement, the ANDA filer acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, the ANDA filer agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions. For updated information on the cases relating to FIRDAPSE® patents, see Note 12 (Commitments and Contingencies) in Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

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

During the three and nine months ended September 30, 2024, we did not repurchase any of our common stock. As of September 30, 2024, approximately $21 million remains available for share repurchases under the Share Repurchase Program. At present the Company has elected to retain cash for business development activities rather than making repurchases of its shares.

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

Date: November 6, 2024