Form 10-K
period 2024-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2025-02-26
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPRX	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $1,720,853,867.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,449,655 shares of common stock, $0.001 par value per share, were outstanding as of February 24, 2025.

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders. The proxy statement with respect to the 2025 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Catalyst Pharmaceuticals, Inc.'s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EXHIBITS FILED WITH FORM 10-K

EX 19.1	Insider Trading Policy (certain identified information has been excluded from this exhibit because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed)
EX 23.1	Consent of Independent Registered Public Accounting Firm
EX 31.1	Section 302 Certification of CEO
EX 31.2	Section 302 Certification of CFO
EX 32.1	Section 906 Certification of CEO
EX 32.2	Section 906 Certification of CFO

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

“We,” “our,” “ours,” “us,” “Catalyst,” or the “Company,” when used herein, refers to Catalyst Pharmaceuticals, Inc., a Delaware corporation, and its wholly owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd., a corporation organized in the Republic of Ireland.

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
•
Whether we will continue to be able to locate LEMS patients who are undiagnosed or are misdiagnosed with another disease;
•
Whether patients will discontinue from the use of our products at rates that are higher than historically experienced or are higher than we project;
•
Whether new FIRDAPSE®, FYCOMPA®, and AGAMREE® patients can be successfully titrated to stable therapy;
•
Whether we can continue to market our products on a profitable and cash flow positive basis;
•
Whether we will be able to demonstrate, to the satisfaction of the U.S. Food and Drug Administration (FDA) and third party payors, whether AGAMREE® offers advantages compared to other corticosteroids or competitor’s products;
•
Whether DMD patients transitioning to current or future gene therapy treatments will delay initiating use of AGAMREE® while waiting for access to such gene therapy, or stop their AGAMREE® therapy during the course of their gene therapy treatment;
•
Whether we will be able to continue to successfully commercialize FYCOMPA® after its patents expire starting in May 2025 and generic competition for FYCOMPA® enters the market;
•
Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;
•
Whether payors will continue to provide coverage and reimburse for our products at the price that we charge for our products;
•
The ability of our third party suppliers and contract manufacturers to continue to supply sufficient product to meet our customers’ needs in a timely manner;
•
The ability of our third party suppliers and contract manufacturers to maintain compliance with current cGMP;

•
The ability of those third parties that distribute our products to maintain compliance with applicable law;
•
Our ability to maintain compliance with applicable rules relating to our patient assistance programs for our products;
•
Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support patients in financial need;
•
The scope of our intellectual property and the outcome of challenges to our intellectual property, and, conversely, whether any third party intellectual property presents unanticipated obstacles for FIRDAPSE®, FYCOMPA®, or AGAMREE®;
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
•
Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, changes (if any) to be made by the current President and/or the current Congressional administrations, changes to the review and approval process at the FDA, or changes in the healthcare industry generally;
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
•
Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals (KYE), our collaboration partner in Canada;
•
Whether AGAMREE® will be approved by Health Canada for commercialization in Canada and whether, if the product is approved, KYE can successfully commercialize it in Canada;
•
Whether KYE will successfully file an application seeking to commercialize AGAMREE® in Canada during the first quarter of 2025 or at all;
•
Now that FIRDAPSE® has been approved for commercialization in Japan and launched, whether DyDo will be successful in commercializing the product in Japan;
•
The impact on sales of FIRDAPSE® in the U.S. if an amifampridine product is purchased in Canada for use in the U.S.;
•
Whether our plans to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful;

•
System failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions whether it occurs directly to us or indirectly through third parties; and
•
Our ability to enhance our systems, processes and procedures to appropriately support the growing complexity and scale of our business.

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

Item 1. Business

Overview

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently market three drug products, FIRDAPSE® (amifampridine), FYCOMPA® (perampanel), and AGAMREE® (vamorolone). We are also currently seeking to further expand our drug portfolio, with a focus on acquiring the rights to late-stage products to treat orphan, rare diseases across therapeutic areas. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with LEMS, and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg for the treatment of LEMS to include pediatric patients six years of age and older. Finally, on May 30, 2024, the FDA approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We believe that this recent sNDA approval offers healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS.

We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 41 field personnel, including sales (Regional Account Managers), thought leader liaisons and patient assistance and insurance navigation support (Patient Access Liaisons). These field personnel have also supported AGAMREE® since its commercial launch in March 2024. We also have a field-based force of 10 medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®. Additionally, we use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

When we launched AGAMREE®, in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE® as well. In early 2025, we made a strategic decision to split each of these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This change is being made in an effort to allow us to better focus our sales teams on the market for each product. We expect to complete this division of our field-based forces into two units early in the second quarter of 2025.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for ultra-orphan conditions, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to $0 whenever possible. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need, who meet those independent organizations' guidelines. In addition, we have a safety net program in place for patients who are uninsured and underinsured. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE® is currently marketed for the treatment of LEMS in Canada through our exclusive sublicensee, KYE. We supply product to KYE at agreed upon prices and we are also eligible to earn sales milestones and sales royalties based on net revenues from sales of the product in Canada.

In December 2023, DyDo Pharma, Inc. (DyDo), our sub-licensee for FIRDAPSE® in Japan, filed a NDA with the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan seeking approval to commercialize FIRDAPSE® for the treatment of LEMS in Japan. Upon acceptance of the Japan NDA by the PMDA in December 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently seeking opportunities to expand FIRDAPSE®’s global footprint through strategic partnerships (with the current focus on the Asia Pacific and Latin American regions). Further, in September 2024, DyDo advised us that the Ministry of Health, Labour and Welfare (MHLW) had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan. Finally, DyDo began commercialization of FIRDAPSE® in Japan on January 21, 2025. We will generate revenue through additional milestone payments and a transfer price on the product supplied by us to DyDo, in lieu of royalties.

We control six U.S. patents for FIRDAPSE® that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), the earliest of which expires in 2032 and the latest of which expires in 2037. We also have orphan drug exclusivity (ODE) for the product that will not expire until November 2025, and no Abbreviated New Drug Application (ANDA) for the product can be finally approved by the FDA until the ODE exclusivity period has expired. Nevertheless, generic drug manufacturers were permitted to submit applications for the product challenging our patents starting in 2023.

In that regard, in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they had each submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay.

In June 2024, Lupin converted five of its Paragraph IV Certifications in its ANDA to Paragraph III certifications acknowledging the validity and their ANDA’s infringement of five of those patents, the latest ending in 2034. We subsequently dismissed all of our claims against Lupin related to those five patents but maintain our claims against Lupin for the remaining Paragraph IV certification for U.S. Patent No. 10,626,088, which is the patent expiring in 2037, accordingly the litigation continues.

Further, on January 8, 2025, we reached a settlement with Teva in which Teva agreed not to market a generic version of FIRDAPSE® in the U.S. any earlier than February 25, 2035, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur. In accordance with the settlement agreement, the parties terminated all ongoing patent litigation between us and Teva regarding FIRDAPSE® patents pending in the U.S. District Court for the District of New Jersey.

The pending FIRDAPSE® patent litigation against the remaining defendants, Hetero (for FIRDAPSE®’s Orange Book-listed patents expiring in 2032, 2034 and 2037) and Lupin (only for FIRDAPSE® patent expiring in 2037), remains ongoing, and there can be no assurance as to whether the currently ongoing litigation with Hetero and Lupin will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to Teva's licensed entry into the market on February 25, 2035.

Finally, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Life Science Pty Ltd (Inventia)), and we filed a similar lawsuit against that manufacturer in November 2023 in the U.S. District Court for the District of New Jersey. On July 30, 2024, we settled this patent litigation with Inventia for FIRDAPSE®. In this settlement, Inventia acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance as to whether we will prevail in these litigations.

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

We sell FYCOMPA® in the U.S. through a field-based force experienced in epilepsy products consisting at this time of approximately 27 field personnel, including sales (Regional Account Managers) and payor reimbursement (National Account Managers). We also have a field-based force of four medical science liaisons who are helping educate the medical community who treat epilepsy about scientific literature regarding epilepsy and FYCOMPA®. Further, since January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization under our contracts.

We are currently taking steps to prepare for the loss of exclusivity for FYCOMPA®, which, assuming a timely ANDA approval of the respective generic applications, will take place on or after May 23, 2025 for the tablet version of the product and will take place on or after December 15, 2025 for the oral suspension version of the product. We expect to continue to market the product following the loss of patent exclusivity.

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

Patent protection for FYCOMPA® tablets and oral solution is primarily derived from two patents listed in the FDA’s Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent), will expire on May 23, 2025, including patent term extension. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which will expire on July 1, 2026. The ‘497 patent, which covers the API used in both FYCOMPA® tablets and oral solution, has been the subject of previous Paragraph IV certifications from three ANDA filers for the tablet formulation, which were not contested by Eisai prior to our acquisition of the drug. Following our acquisition of the drug, we attempted to obtain an extension of the patent term for the '571 patent, which was ultimately unsuccessful. As a result, the '571 patent will expire on May 23, 2025 and the initial ANDA filers who did not challenge this patent may seek approval of their ANDA applications on or after that date.

In February 2023 we received a Paragraph IV certification for the '497 patent from an ANDA filer for two applications, one for the FYCOMPA® tablets and another for the FYCOMPA® oral suspension. After due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions alleging infringement of both patents. In June 2024, we settled the pending Paragraph IV litigation with the Paragraph IV filer for both ANDAs. As part of that settlement, this Paragraph IV filer agreed not to commercialize their proposed ANDA products for both the oral suspension formulation of FYCOMPA® and for FYCOMPA® tablets until at least December 15, 2025.

In January 2024, we received a Paragraph IV certification for the ’571 and ’497 patents from an ANDA filer for an application for the FYCOMPA® oral suspension. After due diligence, we determined that the circumstances and timeline did not warrant a lawsuit against this Paragraph IV filer.

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

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On February 24, 2025, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 16.08 per share (approximately $17.90 USD based on then-current exchange rates).

On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. Shortly thereafter, as part of the previously described transaction, Santhera transferred the approved NDA to us. Additionally, following approval of the NDA for the drug, we became obligated to make a milestone payment of $36 million to Santhera, which we paid during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties.

On March 13, 2024, utilizing our FIRDAPSE® field-based force, we launched AGAMREE® for the treatment of DMD in the U.S. for patients aged two years or older. During the first quarter of 2024, in connection with our preparation for the commercial launch of AGAMREE®, we incurred substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses. Initially, we added approximately 10 additional members to our FIRDAPSE® team, and our commercial team marketed both products. However, in early 2025, we made a strategic decision to split our commercial field-based force into two units, one expressly focused on the marketing of FIRDAPSE® and one expressly focused on the marketing of AGAMREE®. This change is expected to allow us to better focus on the market for each product. We expect to complete this division of our field-based force into two units early in the second quarter of 2025.

We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Finally, we have donated and intend to continue to donate funds to one or more qualified, independent charitable financial foundations who assist U.S. DMD patients in financial need for paying the costs of care including medication, to the extent permitted by each such organization's guidelines.

DMD, the most common form of muscular dystrophy, is a rare and life-threatening neuromuscular disorder characterized by progressive muscle dysfunction, ultimately leading to loss of ambulation, respiratory failure, and fatality. Current standard treatment for DMD involves corticosteroids, which often come with significant side effects. It is estimated that between 11,000 and 13,000 patients in the U.S. are affected by DMD, with approximately 70% of patients currently receiving a corticosteroid treatment. Steroids are expected to remain the foundation of therapy for DMD patients and dosed concomitantly with other therapies.

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we have launched our SUMMIT study to evaluate data about long-term patient safety and quality of life data from the use of our product, with the hope of offering a deeper understanding of the product's potential long-term benefits for patients.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patents ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Finally, On January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the reimbursement for AGAMREE® (vamorolone) for the treatment of DMD. This milestone makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients 4 years of age and older, independent of the underlying genetic mutation.

We are currently taking the first steps to seek to expand the number of diseases that can be treated with AGAMREE®. In furtherance of that objective, we are currently conducting a Phase 1 study in healthy adults comparing a single dose of vamorolone, prednisone, and deflazacort, and studying the immunosuppressive effect of multiple ascending doses of AGAMREE®, which study will attempt to define the immunosuppressive dose of vamorolone for future indications and for the use of our product in conjunction with gene and cell therapies that are approved to treat DMD and require a concurrent immunosuppressive regimen of a corticosteroid when administered. We expect to have the results of this study around the middle of this year and hope that the results of this study will provide important information for use in marketing our product to healthcare practitioners in an effort to help with the treatment of patients. We have also begun a long-term project to undertake long-term research and development efforts for the product.

Further, we have established a joint steering committee with Santhera that is overseeing the lifecycle management and development of AGAMREE®. There can be no assurance that we can develop our product for the treatment of diseases other than DMD.

In the U.S., AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also has Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by seven Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension and will update the relevant expiration date in the Orange Book upon a final determination by the USPTO. The earliest a generic manufacturer could submit an ANDA is October 26, 2027. If we were to pursue a patent infringement action if any such ANDA challenges any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of such ANDA until April 26, 2031.

Finally, on July 23, 2024 we entered into a license, supply and commercialization agreement with KYE, which is already our sublicensee for FIRDAPSE® in Canada, granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE is responsible for obtaining regulatory approval of the product from Health Canada (of which there can be no assurance), and we will supply product to KYE. Further, KYE has advised us that they expect to file an application with Health Canada seeking approval to commercialize AGAMREE® in Canada during the first quarter of 2025.

There can be no assurance that any such application when and if filed will be approved, and even if such application is approved that KYE will be successful in commercializing AGAMREE® in Canada.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs and expanding the geographical footprint of our existing products. In that regard, we are currently exploring clinically differentiated and adequately de-risked opportunities, with a keen focus on orphan, rare disease products across therapeutic areas. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. We continue to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, other than the recent sublicense agreement described above between the Company and KYE for AGAMREE® in Canada, no definitive agreements have been entered into to-date, and there can be no assurance that any of the Company's business development initiatives will be successful.

Capital Resources

At December 31, 2024, we had cash and investments of approximately $517.6 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our projections about the commercialization of FYCOMPA® after the expiration of its patents will be correct, or that we will continue to be profitable and cash flow positive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Our Strategy

Our goal is to implement our buy-and-build strategy, acquiring and integrating high-value, orphan designated, synergistic assets. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do. Specifically, we intend to:

•
Continue to commercialize FIRDAPSE® for the treatment of LEMS and improve disease awareness. We are currently commercializing FIRDAPSE® in the U.S. and Canada. We are working to expand awareness of the disease, including to physicians treating LEMS patients who also have small-cell lung cancer, and helping health care providers and their patients understand the benefits of FIRDAPSE®. A cornerstone of our strategy is our continuing development of Catalyst Pathways®, our personalized treatment support program, and our development of the patient assistance programs that are required to further our goal that no LEMS patient be denied access to FIRDAPSE® for financial reasons within existing legal restrictions.
•
Continue to commercialize AGAMREE® for the treatment of DMD and seek to develop additional indications for the product. We are currently marketing AGAMREE® in the U.S. for the treatment of DMD. We are also hoping to evaluate our product for the treatment of other diseases and in furtherance of that objective we are currently taking steps that will help us in that goal, including our current Phase 1 trial to evaluate AGAMREE® against other steroids in an effort to first evaluate the dose equivalence between AGAMREE®, prednisone and deflazacort) and the immunosuppressive dose of AGAMREE®. We are also conducting the SUMMIT study in an effort to obtain real world data about the benefits of AGAMREE® over other corticosteroids.
•
Seek to expand the market for FIRDAPSE® and AGAMREE®. We are continuing our efforts to expand the footprint for FIRDAPSE® into Asia and Latin America and maintain our Right of First Negotiation with Santhera for rights to AGAMREE® in Japan.
•
Seek to acquire additional products. We intend to continue our efforts to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in orphan, rare disease therapeutic categories. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader, more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term.

FIRDAPSE® Product Overview

FIRDAPSE® is Catalyst’s registered trade name in the U.S. for amifampridine phosphate tablets. Amifampridine is the WHO (World Health Organization) registered INN (International Nonproprietary Name) and U.S. Adopted Name (USAN) for the chemical entity, 3,4-diaminopyridine, often abbreviated as 3,4-DAP or DAP. FIRDAPSE® contains the phosphate salt of amifampridine, hence the name “amifampridine phosphate.” We will refer to our drug by its trade name in the U.S. (FIRDAPSE®), by the INN and USAN (amifampridine), or by the specific salt in our product (amifampridine phosphate), throughout this report.

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

Lambert-Eaton myasthenic syndrome (LEMS)

LEMS is a rare autoimmune neuromuscular disorder characterized primarily by muscle weakness of the limbs. The disease is caused by an autoimmune reaction where antibodies are formed against voltage-gated calcium channels on nerve endings, which damages the channels. These calcium channels are responsible for the transport of charged calcium atoms that activate the biochemical machinery responsible for releasing acetylcholine. Acetylcholine is the neurotransmitter responsible for causing muscles to contract and the failure to release enough of this neurotransmitter results in muscle weakness in LEMS patients. Additionally, LEMS is often associated with an underlying malignancy, most commonly small-cell lung cancer (SCLC), and in some individuals, LEMS is the first symptom of such malignancy.

LEMS generally affects individuals' extremities, especially the legs. As LEMS most affects the parts of limbs closest to the trunk, difficulties with climbing stairs or rising from a sitting position are commonly reported. Physical exercise and high temperatures tend to worsen the symptoms. Other symptoms often seen include weakness of the muscles of the mouth, throat, and eyes. Individuals affected with LEMS also may have a disruption of the autonomic nervous system, including dry mouth, constipation, blurred vision, impaired sweating, and/or hypotension.

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

Based on currently available information, we estimate that there are at least 3,600 LEMS patients in the U.S., approximately half of which we believe are presently diagnosed and identified and the remainder of which we believe are undiagnosed or misdiagnosed. However, until awareness of the disease is increased, it is unlikely that the total number of LEMS patients in the U.S. can be determined with better certainty (as is typical of rare diseases), and the actual number of patients in the U.S. with LEMS may be higher or lower than our estimate.

Some of the factors that affect the addressable size of the population with a rare disease such as LEMS include the number of patients actually diagnosed with the disease, the number of patients who are misdiagnosed with other diseases, and the number of patients who are simply undiagnosed. Additionally, while there is an antibody test that positively identifies patients with LEMS which we offer at no cost to health-care providers to be used to definitively determine whether a patient has LEMS, the test is not particularly well known or utilized at this time by many neurologists. Further, many LEMS patients who have small cell lung cancer (SCLC) are not currently being treated for LEMS because many oncology medical professionals who treat SCLC patients are generally unfamiliar with how to diagnose and treat LEMS. All of these factors affect the ultimate number of patients who will benefit from treatment with FIRDAPSE®.

License Agreements for FIRDAPSE®

License Agreement with BioMarin

On October 26, 2012, we licensed the exclusive North American rights to FIRDAPSE® pursuant to a License Agreement (the License Agreement) between us and BioMarin Pharmaceutical Inc. (BioMarin). Under the License Agreement, we make the following royalty payments on our net sales of FIRDAPSE®:

● Royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and

● Royalties to the third party licensor of the rights sublicensed to us for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the License Agreement between BioMarin and the third party licensor) in any calendar year for the duration of any pending or issued patents or regulatory exclusivity within a territory and 3.5% of net sales in any calendar year in territories without pending or issued patents or regulatory exclusivity.

On May 29, 2019, we entered into an amendment to the License Agreement. Under the amendment, we expanded our commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, in December 2023 our territory automatically expanded to include most of Asia, as well as Central and South America, upon the acceptance by the MHLW in Japan of an application to market our product in Japan. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original License Agreement for North America.

In January 2020, we were advised that BioMarin had sold certain rights under the License Agreement to SERB SA. We believe that we remain in compliance with our obligations under the License Agreement.

License Agreement with Jacobus

In May 2019, the FDA approved an NDA for RUZURGI®, Jacobus Pharmaceuticals’ version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). In June 2019 we filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. We ultimately prevailed in our litigation in September 2021, when U.S. Court of Appeals for the 11th Circuit determined that the FDA’s approval of RUZURGI® violated our rights to Orphan Drug Exclusivity.

On July 11, 2022, we settled our disputes with Jacobus. In connection with the settlement, we licensed the rights to develop and commercialize RUZURGI® in the U.S. and Mexico. Simultaneously, we purchased, among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI®, its NDAs in the U.S. for RUZURGI®, and certain RUZURGI® inventory previously manufactured by Jacobus. At the same time, we received a license from Jacobus for use of its know-how related to the manufacture of RUZURGI®. Further, we settled our pending patent lawsuit against Jacobus, which has been dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or RUZURGI® in the U.S. and Mexico, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.

In connection with the settlement with Jacobus, we paid Jacobus $30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of the closing of the settlement, and the remainder was paid on the second anniversary of closing. We also pay Jacobus an annual royalty on our net sales (as defined in the License and Asset Purchase Agreement between us and Jacobus) of amifampridine products in the U.S. equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of Catalyst’s FIRDAPSE® patents in the U.S., 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances. Royalties will be trued up at the end of the year to the extent that royalties on net sales are below the minimum royalty.

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

On September 29, 2022, the FDA approved our sNDA to expand the indicated age range for FIRDAPSE® for the treatment of LEMS to include pediatric patients, six years of age and older. Further, on May 30, 2024, the FDA approved our sNDA increasing the indicated maximum daily dose of FIRDAPSE® for adults and pediatric patients weighing more than 45 kg from 80 mg to 100 mg for the treatment of LEMS.

Required Post-Approval Studies

As part of the approval of our NDA for FIRDAPSE® for LEMS, the FDA required us to conduct two studies. The first was a clinical trial to evaluate the effect of hepatic impairment on the exposure of amifampridine after oral administration of FIRDAPSE® relative to that in subjects with normal hepatic function. The second was to perform a second carcinogenicity study of amifampridine phosphate in mice. Both have been completed and submitted to the FDA which considers these commitments complete. For a third commitment, we have also established a pregnancy surveillance program to collect and analyze information for a minimum of 10 years on pregnancy complications and birth outcomes related to FIRDAPSE®. Finally, in connection with the approval of our sNDA for FIRDAPSE® for the treatment of children ages six through seventeen with LEMS, we are currently conducting a pediatric safety study of juvenile toxicity in a rodent.

Compassionate Use Programs

We continue to make FIRDAPSE® available to a limited number of patients diagnosed with congenital myasthenic syndromes or Downbeat Nystagmus through investigator-sponsored compassionate use programs. Further, when we acquired the U.S. rights to RUZURGI® in July 2022, we agreed to continue to supply RUZURGI® to these patients with neuromuscular conditions other than LEMS who are without access to an approved drug and were being treated with RUZURGI® under investigator-sponsored INDs at the time of our settlement with Jacobus. However, this program has recently been discontinued because the API for RUZURGI® is no longer available and we are therefore unable to manufacture additional product.

Sales, Marketing and Distribution

Marketing of FIRDAPSE®

In January 2019, we launched FIRDAPSE® in the U.S. We currently sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 40 field personnel, including sales (Regional Account Managers), thought leader liaisons and patient assistance and insurance navigation support (Patient Access Liaisons). We also have a field-based force of nine medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®. Additionally, we use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

When we launched AGAMREE®, in March 2024, we utilized the FIRDAPSE® commercial field-based force for AGAMREE® as well. In early 2025, we made a strategic decision to split our commercial field-based force into two units, one expressly focused on the marketing of FIRDAPSE® and one expressly focused on the marketing of AGAMREE®. This change will allow us to better focus on the market for each product. We expect to complete this division of our field-based force into two units by early in the second quarter of 2025.

We are supporting the distribution of FIRDAPSE® through Catalyst Pathways®, our personalized treatment support program. Catalyst Pathways® is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen to an effective therapeutic dose. It also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most pharmaceutical products for ultra-orphan diseases are distributed and dispensed to patients. By using specialty pharmacies in this way, the difficult task of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.

In addition, Catalyst Pathways® is the gateway for our free bridge medication for patients transitioning from investigational product while they are waiting for a coverage determination or, later on, for patients whose access is threatened by the bureaucratic complications arising from a change of insurer. The Catalyst Pathways® program is also the access point for our Patient Assistance Program, which provides longer-term free medication for those who are uninsured or functionally uninsured with respect to FIRDAPSE® because they may be unable to obtain coverage from their payer despite having health insurance.

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

Access to FIRDAPSE®

In order to help patients afford their medication, we, like other pharmaceutical companies who are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay assistance program designed to keep out-of-pocket costs to $10 or less per month (currently $0.00 per month) is available for all LEMS patients prescribed FIRDAPSE®. We are also donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to LEMS patients in financial need. Our goal is to ensure that no LEMS patient is ever denied access to their medication for financial reasons.

To date, FIRDAPSE® has been widely covered and reimbursed by private and public payors for the indicated small population of adult and pediatric LEMS patients.

Canadian Market

We market FIRDAPSE® for the treatment of LEMS in Canada through a sublicensee, KYE. Our product was approved for commercialization in Canada in 2020.

Japanese Market

In May 2019, we entered into an amendment to our license agreement for FIRDAPSE® with BioMarin. Under the amendment, we expanded our commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Further, we were granted orphan drug designation in Japan for FIRDAPSE® for the symptomatic treatment of LEMS.

On June 28, 2021, we entered into a sub-license agreement with DyDo Pharma, Inc., or DyDo, pursuant to which we sub-licensed to DyDo the Japanese rights for FIRDAPSE® for the treatment of LEMS. In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS. In December 2023, DyDo submitted a Japan NDA for FIRDAPSE® to the PMDA. On September 24, 2024, DyDo informed us that the MHLW of Japan has approved their New Drug Application for FIRDAPSE® for the treatment of LEMS and DyDo began commercialization of FIRDAPSE® in Japan on January 21, 2025.

Future Markets for FIRDAPSE®

Under the amendment to our license agreement that added Japan to our territory, our territory in which we have the right to seek to commercialize FIRDAPSE® has automatically expanded to include several countries in Asia-Pacific and South and Central America, and we are working to expand our FIRDAPSE® activities into some of these.

Intellectual property and regulatory exclusivity protections for FIRDAPSE®

The bulk of our patent rights related to FIRDAPSE® are derived from our license agreement with BioMarin, which was transferred to SERB in 2020. In August 2020, the U.S. Patent and Trademark Office (USPTO) allowed Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to May 26, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.

In April 2021, the USPTO also allowed a further application in the family of licensed intellectual property, and this second patent, Patent No. 11,060,128 (the ’128 patent), issued on July 13, 2021. The patent is directed to the use of suitable doses of amifampridine to treat patients suffering with LEMS that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label for the treatment of LEMS, that states the patented dosing regimens and doses in the Dosing and Administration section of a product label, including generic drug product labels, could possibly infringe this patent prior to this patent’s expiration date.

Additional patents claiming priority from the patents noted above issued in March 2022 as Patent Nos. 11,268,128, 11,274,332, and 11,274,331, and extended our patent coverage to include fast metabolizers of amifampridine. These patents are now listed in the Orange Book for FIRDAPSE®.

As part of our transaction with Jacobus Pharmaceuticals, we also acquired two patents. One of these patents, 10,626,088 issued by the USPTO on April 21, 2020, was suitable for listing in the Orange Book and has now been listed in further support of FIRDAPSE®.

On December 19, 2023 and January 16, 2024, the USPTO issued Patent Nos. 11,845,977 and 11,873,525, respectively. These new patents cover methods of treating LEMS with FIRDAPSE® under fasting and fed conditions of dosing. We are also pursuing additional patent applications for FIRDAPSE® in an effort to further protect our drug product.

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

For a description of currently ongoing Paragraph IV litigation related to FIRDAPSE®, see “Item 1. Business – Overview – FIRDAPSE®.” The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance to whether we will prevail in this litigation.

We have also in-licensed the FIRDAPSE® trademark, which was registered in the U.S. in March 2015.

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

FYCOMPA® Product Overview

Epilepsy is a serious neurological condition that affects more than 50 million individuals globally, 80% of whom live in developing countries. An estimated 1.7% of U.S. adults have been diagnosed with the condition. From prominent historical figures to friends or family members, most people probably know someone affected by epilepsy.

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

At the time of its approval, the FDA included specific significant warnings for FYCOMPA® in the prescribing information that it required to be included prominently in all communications about the product. Such warnings are known as “black box” warnings because they are traditionally surrounded by a black box to emphasize their significance. For FYCOMPA®, the warning addresses rare but serious behavioral changes that occur in some patients using FYCOMPA® including aggression (up to and including homicidal behavior), hostility, anger, distrust and other extreme behavioral changes; visual and auditory hallucinations; and difficulty with memory. In addition, FYCOMPA® was classified as a Class III controlled substance prior to its approval due to evidence of prolonged use creating a physical dependence in some patients and the possibility of abuse.

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

Access to FYCOMPA®

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

Acquisition of U.S. rights to FYCOMPA®

On December 17, 2022, we entered into an Asset Purchase Agreement with Eisai, pursuant to which we acquired the U.S. rights to FYCOMPA®. Pursuant to the Asset Purchase Agreement entered into with Eisai for FYCOMPA®, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an up-front cash payment of $160 million; and royalty payments on net sales post-expiration of the patents for FYCOMPA®, which royalty payments will be reduced upon generic equivalents to FYCOMPA® entering the market. Finally, we have agreed to pay Eisai an additional cash payment of $25 million if a patent extension for FYCOMPA® was approved by the USPTO (which did not occur).

In conjunction with the Asset Purchase Agreement, at the closing of our purchase on January 24, 2023 we entered into two additional agreements with Eisai:

● A Transition Services Agreement under which a U.S. subsidiary of Eisai provided us with certain services for certain periods, including but not limited to, FDA Post-Marketing study requirements for FYCOMPA® and Transitional Services pursuant to which Eisai’s U.S. subsidiary assisted us with the transition of commercial, market asset, finance, medical information, and supply issues; and

● A Supply Agreement under which Eisai has agreed to manufacture FYCOMPA® for us for at least seven years at prices to be updated on a yearly basis.

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

Each study evaluated placebo and multiple FYCOMPA® dosages. During the Titration period in all 3 trials, patients on FYCOMPA® received an initial 2 mg once daily dose, which was subsequently increased in weekly increments of 2 mg per day to the final dose. Patients experiencing intolerable adverse reactions were permitted to have their dose reduced to the previously tolerated dose.

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

Intellectual Property Protections for FYCOMPA®

Patent protection for FYCOMPA® is primarily from two patents listed in the Orange Book. The first, U.S. patent no. 6,949,571 (the '571 patent) will expire no earlier than May 23, 2025, inclusive of patent term extension. A request for reconsideration of patent term extension to extend the period until June 8, 2026 was denied. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the '497 patent), which expires on July 1, 2026.

Expiration of Patent Protection for FYCOMPA®

With the anticipated loss of exclusivity for FYCOMPA® tablets on May 23, 2025 and for the FYCOMPA® oral suspension on December 15, 2025, we expect that one or more generic versions of each FYCOMPA® formulation will come onto the market in 2025. We are currently executing our strategy in preparation for the patent expiry of the solid dose of FYCOMPA® in the face of generic competition. The level of generic competition we will face is uncertain and we are currently exploring our options for future commercialization.

AGAMREE® Product Overview

AGAMREE® is a structurally unique steroidal anti-inflammatory drug to treat children and adults living with DMD. In clinical studies, AGAMREE® showed evidence of inhibition of pro-inflammatory NF-kB (nuclear factor kappa light chain enhancer of activated B cells) pathways, which are, a family of highly conserved transcription factors that regulate many important cellular behaviors, in particular, inflammatory responses and cellular growth. This inhibition is achieved through high-affinity binding to the glucocorticoid receptor, high-affinity antagonism for the mineralocorticoid receptor, and membrane stabilization properties. It is hoped that AGAMREE® will demonstrate similar efficacy to traditional corticosteroids with reduced negative downstream impacts and side effects.

The FDA approved AGAMREE® for the treatment of DMD in patients aged 2 and older on October 26, 2023.

Clinical Trials Supporting AGAMREE®

A randomized, double-blind, placebo and prednisone-controlled trial of vamorolone was carried out in patients with DMD. The trial met the primary (time to stand velocity after 24 weeks for vamorolone, 6 mg/kg per day vs placebo) and first 4 sequential secondary motor function endpoints. Study participants receiving vamorolone, 2 mg/kg per day, and vamorolone, 6 mg/kg per day, showed improvements in multiple functional endpoints over the 24-week treatment period as compared to placebo. The statistical thresholds for the primary outcome and first 4 secondary outcomes for vamorolone treatment were met, and vamorolone demonstrated efficacy across both dose ranges. The differences in time to stand from supine velocity (TTSTAND) were clinically meaningful. The differences in 6-minute walk test (6MWT) were also clinically meaningful.

The trial validated previous open-label findings where a more normal growth trajectory was observed over 18-month and 30-month periods in vamorolone treated boys with DMD. Furthermore, bone turnover markers supported the improved profile of vamorolone on bone health.

Access to AGAMREE®

We are supporting AGAMREE® through our Catalyst Pathways® Program, which includes a dedicated, personalized support team that assists families through the AGAMREE® treatment journey, from answering questions to coordinating financial assistance programs for eligible patients.

Acquisition of AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (License Agreement) and an Investment Agreement (Investment Agreement) with Santhera. Under the License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE® (vamorolone), a novel corticosteroid for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, following approval of the NDA for the drug, on October 26, 2023, we became obligated to make milestone payments of $36 million to Santhera, $26 million of which will be used by Santhera to make milestone payments to third parties. This payment were made in the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties.

In addition to the rights to commercialize the product in North America, the License Agreement provides us with the right of first negotiation for AGAMREE® in Japan should Santhera pursue partnership opportunities in that region. Additionally, we will hold the North American rights to any future approved indications for AGAMREE®

Concurrently with the closing of the License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s post-reverse split ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares following the transaction) at an investment price of CHF 9.477 per share (corresponding to a mutually agreed volume weighted average price prior to signing), with the approximately $15.7 million investment to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®

Intellectual Property Protections for AGAMREE®

AGAMREE® is protected by multiple patents with expiration dates from August 2028 to July 2040. The Orange Book listed patents granted by the USPTO are as follows:

U.S. Patent No.	Indication	Expiration Date

10,857,161	Non-hormonal steroid modulators of NF-kB for treatment of disease	May 28, 2029
8,334,279	Non-hormonal steroid modulators of NF-kB for treatment of disease	May 28, 2029
11,471,471	Aqueous oral pharmaceutical suspension compositions	March 17, 2040
11,382,922	Aqueous oral pharmaceutical suspension compositions	July 16, 2040
11,690,853	Non-hormonal steroid modulators of NF-κB for treatment of disease	March 7, 2033
11,833,159	Non-hormonal steroid modulators of NF-κB for treatment of disease	May 28, 2029
12,201,639	Aqueous oral pharmaceutical suspension compositions	March 17, 2040

Duchenne Muscular Dystrophy

Duchenne muscular dystrophy (DMD) is a genetic disorder characterized by progressive muscle degeneration and weakness due to the alterations of a protein called dystrophin that helps keep muscle cells intact. DMD is the most common of four conditions known as dystrophinopathies, with the others being Becker Muscular Dystrophy, or BMD, a mild form of DMD; an intermediate clinical presentation between BMD and DMD, and DMD-associated dilated cardiomyopathy (heart disease), with little or no clinical skeletal, or voluntary, muscle disease.

DMD symptom onset is in early childhood, usually between the ages of 2 and 3. The disease primarily affects boys, but in rare cases can affect girls. For girls who are carriers, about 2.5 to 20 percent may have mild symptoms. In the U.S., the incidence of DMD is estimated to be about 1 in 3,600 live male births.

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
•
Developmental delay.
•
Scoliosis.
•
Short stature.

DMD is caused by a mutation in the gene that gives instructions for a protein called dystrophin. Dystrophin is a critical part of the dystrophin-glycoprotein complex (DGC), which plays an important role as a structural unit of muscle. In DMD, both dystrophin and DGC proteins are missing, which ultimately leads to the death of muscle cells. People with DMD have less than 5% of the normal quantity of dystrophin needed for healthy muscles. As people with DMD age, their muscles can't replace dead cells with new ones, and connective and adipose (fat) tissue gradually replace muscle fibers.

DMD has X-linked recessive inheritance, but about 30% of cases happen spontaneously with no family history of the condition. X-linked diseases are located on the X chromosome. Recessive inheritance means that when there are two copies of the responsible gene, both copies must have a pathogenic variant or mutation in order for a person to have the condition. Since males only have one X chromosome, any mutation on that chromosome will cause DMD.

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

FIRDAPSE®

We have entered into agreements with a supplier of the active pharmaceutical ingredient (API) contained in FIRDAPSE® for future requirements and we have contracted with third party contract manufacturers who are manufacturing FIRDAPSE® tablets for us.

FYCOMPA®

Under our Supply Agreement with Eisai, Eisai has agreed to manufacture and supply to us finished bulk FYCOMPA® tablets for us for a seven-year period that will run through at least the end of 2029. In addition, Eisai has assigned to us third party manufacturing contracts related to final packaging of bulk FYCOMPA® tablets and also the manufacture of the oral solution formulation.

AGAMREE®

Under our License and Collaboration Agreement with Santhera, we have agreed to purchase supplies of AGAMREE® from Santhera until January 1, 2026, after which we have the right, but not an obligation, to contract with outside, third party manufacturers for the manufacture and supply of AGAMREE®. In that regard, we have begun the process of preparing to add additional third party manufacturers for the manufacture and supply of AGAMREE®.

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

Competition

The pharmaceutical industry is intensely competitive, and any product candidate developed or licensed by us would likely compete with currently marketed and potentially new drugs and therapies even though they are not indicated for these conditions. We also may face generic competition upon the loss of exclusivity and/or patent protection for our products. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of orphan diseases. Many of these organizations have substantially greater financial, technical, marketing and manufacturing resources than we have.

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

Finally, we are aware that amifampridine has been available in the past from compounding pharmacies and may remain available, even though FIRDAPSE® has been approved and is commercially marketed in the U.S.

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

After the expiration of patent protection for FYCOMPA®, we expect that we will also face competition from generic manufacturers. At this time, we are not yet aware of the scope of this competition, including the identity of such manufacturers and pricing.

AGAMREE®

The market for DMD treatment is highly competitive, with multiple lines of treatment and medications, both name brand and generic. The first-line treatment has long been and continues to be corticosteroids. On February 9, 2017, the FDA approved Emflaza (deflazacort), a corticosteroid marketed by PTC Therapeutics for the treatment of DMD in patients 5 years old and older.

In addition, there are many companies which have announced plans for pre-clinical candidates and clinical development for the treatment of DMD, including gene transfer and/or gene editing therapies. One of those gene therapy treatments, Sarepta’s Elevidys has been approved for the treatment of DMD and, in June 2024, received an expanded label for treatment of DMD patients over age five, even though the drug failed the primary endpoint in a Phase 3 clinical trial in that population. Since the drug was only evaluated with co-treatment with prednisone as an immunosuppressant, we expect that DMD patients transitioning to Elevidys may (in the short-term) delay initiating use of AGAMREE® while waiting for access to such gene therapy, or stop their AGAMREE® therapy during the course of their gene therapy treatment. We believe that patients are likely to return to a differentiated steroid like AGAMREE® post the immunosuppression period due to its potential superior clinical profile.

Additionally, we believe that in the long term, corticosteroids like AGAMREE®, will continue to be the foundational therapy for the treatment of DMD.

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

● our ability to recruit and retain skilled employees; and

● the availability of capital resources to fund our development and commercialization activities.

Business Development

Following our acquisition of the U.S. rights to FYCOMPA® and the North American rights for AGAMREE®, we are continuing to work to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease therapeutic categories. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company long term to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several additional potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license or acquire commercialized drug products or drug products in development. However, other than the recent License Agreement with KYE for AGAMREE®, no additional definitive agreements have been entered into to date and there can be no assurance that our efforts to continue to broaden and diversify our product portfolio will be successful.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, record-keeping, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the U.S.

In the U.S., drugs are subject to rigorous regulation by the FDA under the FDCA and implementing regulations, as well as other federal and state statutes. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory tests, animal studies and formulation studies according to the FDA’s good laboratory practice (GLP) regulations:

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

● satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

● potential FDA audit of the non-clinical and clinical trial sites that generated the data in support of the NDA; and

● FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain.

U.S. Drug Development Process

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

U.S. Review and Approval Process

FDA approval of an NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before filing it. The FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2025 this fee is $4,310,002), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to an annual program fee, which for FDA fiscal year 2025 is $403,889 per prescription drug product. User fees typically increase annually. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

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

Controlled Substance Regulations

A drug product approved by FDA may be subject to scheduling as a controlled substance under the Controlled Substances Act (CSA) depending on the drug’s potential for abuse. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the U.S. Drug Enforcement Administration (DEA). The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. FYCOMPA® is a Schedule III drug (DEA Controlled Substance Code 2261), which means that the DEA has determined that (i) it has a potential for abuse less than the drugs or other substances in Schedules I and II, (ii) it has a currently accepted medical use in treatment in the U.S., and (iii) abuse may lead to moderate or low physical dependence or high psychological dependence.

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

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or approved methods of using the product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

A section 505(b)(2) NDA applicant must send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. If the relevant patent holder elects to initiate litigation, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product, only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45-day period, the FDA may approve the Section 505(b)(2) application at any time.

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2025, the application fees are $321,920 per ANDA application and the facility fees are $231,952 per domestic finished dosage form facility, $246,952 per foreign finished dosage form facility, $41,580 per domestic active pharmaceutical ingredient facility, and $56,580 per foreign active pharmaceutical ingredient facility. In addition, there is a new annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

Other Regulatory Requirements

In addition to regulation by the FDA and certain state regulatory agencies, we are also subject to a variety of foreign regulations governing clinical trials and the marketing of other products. Outside of the U.S., our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory agencies. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory agency is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The regulatory approval and oversight process in other countries includes all of the risks associated with regulation by the FDA and certain state regulatory agencies as described above.

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

Pharmaceutical pricing and reimbursement

In both the U.S. and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the U.S., governmental payors such as Medicare and Medicaid, managed care organizations, private commercial health insurers and PBMs. Third party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic or other studies in order to further demonstrate the value of our products. Even with the availability of such studies, our products may be considered less safe, less effective or less cost-effective than alternative products, and third party payors may not provide coverage and reimbursement for our drug candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010 (the Affordable Care Act) and the Inflation Reduction Act of 2022 (IRA).

We anticipate that in the U.S., Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost-containment measures could include:

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

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted may have a material adverse effect on our business prospects.

Further, the pricing of pharmaceutical products generally, and particularly the pricing of orphan drugs, has received scrutiny from the press, and from members of Congress in both parties. Some members of the medical community and some politicians have also made statements in the press on the potential pricing of orphan drugs generally and on the pricing of our product specifically. The impact of this scrutiny on us and on the pricing of orphan drugs and other pharmaceutical products generally cannot be determined at this time.

Third Party Reimbursement in the U.S.

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management (PBM) plans. Decisions regarding the extent of coverage and the amount of reimbursement are expected to be made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Particularly given the rarity of LEMS and DMD, our experience has been that securing coverage and appropriate reimbursement from third party payors requires targeted education and highly skilled insurance navigation experts that have experience with rare disease launches and medical exception processes at insurance companies to provide patient coverage for important rare disease therapies. To that end, we have engaged a dedicated team of field-based market access account managers and reimbursement experts as well as a patient service center staffed with experienced personnel focused on ensuring that clinically-qualified patients have access to our products.

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

Orphan Drug Exclusivity

Some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983 (ODA), the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. In the U.S., Orphan Drug Designation must be requested before submitting an application for marketing approval. An Orphan Drug Designation does not shorten the duration of the regulatory review and approval process. The grant of an Orphan Drug Designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has been granted Orphan Drug Designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan drug exclusivity period, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by FDA. The Food and Drug Omnibus Reform Act (FDORA) included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Prescription drug advertising is subject to federal, state and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (PDMA), a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act (DSCSA), has imposed “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. The DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to eventually establish an electronic interoperable prescription product to system to identify and trace certain prescription drugs distributed in the U.S. and preempts existing state drug pedigree laws and regulations on this topic. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third party logistic providers, although FDA regulations addressing wholesale distributors and third party logistics providers have not yet been promulgated. We serialize our product at both the package and homogeneous case level, pass serialization and required transaction information to our customers, and believe that we comply with all such requirements.

Government Programs for Marketed Drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services (HHS). CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is generally the greater of 23.1% of the average manufacturer price (AMP) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional inflation rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug. For non-innovator products, generally generic drugs marketed under approved ANDAs, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional inflation rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non- innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information. CMS may also impose penalties against a manufacturer that is notified by CMS about a “misclassification”, defined as an incorrectly reported drug attribute (for example, an erroneous classification of non-innovator rather than innovator), and fails to correct the error within 30 days. The penalties include monetary penalties and/or suspension of the drug from Medicaid coverage until the error is corrected. CMS may also suspend a manufacturer’s Medicaid rebate agreement if a manufacturer fails to submit the required pricing reports or fails to correct a misclassification within 90 calendar days after receiving notice from CMS.

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

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and hospital outpatient departments for drugs covered under Medicare Part B. Under the IRA, manufacturers are also required to provide quarterly rebates for certain single-source drugs and biologics (including biosimilars) covered under Medicare Part B with prices that increase faster than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to the Medicare Part B inflation rebates. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

Medicare Part D provides prescription drug benefits for individuals at least 65 years of age and certain people with disabilities. Enrollees in Part D plans, after they meet a deductible, pay a co-insurance of 25% until they reach the out-of-pocket limit, after which they have no co-insurance. The out-of-pocket limit is $2,000 in 2025 and is to be adjusted for inflation thereafter. Each manufacturer of a drug approved under an NDA. in order for the drugs to be reimbursed by Medicare Part D, is required to enter into a manufacturer discount agreement with HHS and provide a discount on those drugs dispensed to Medicare enrollees. The discount is 10% of Part D enrollees’ prescription costs for brand drugs above the deductible and below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also requires manufacturers to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to Medicare Part D inflation rebates.

The IRA also allows HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs (excluding drugs and biologics that are designated and approved for only one rare disease or condition) that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (FSS), which is administered by the VA. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the VA, the DoD, the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for the manufacturer’s covered drugs to be eligible for purchase by these agencies and also in order for federal funding to be available for reimbursement of the manufacturer’s drugs under Medicaid and Medicare Part B. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (FCP), which is at least 24% below the Non-Federal Average Manufacturer Price (Non-FAMP) for the prior government fiscal year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.

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

Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions, and civil penalties under the Federal False Claims Act if such failures are knowing.

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

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers ranged from $2.5 billion to $4.1 billion, and has remained at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee. Further, orphan drugs with only one indication are generally exempt from this fee.

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

On February 13, 2025, Gregg Russo was promoted from VP, Head of Human Resources to Chief Human Resources Officer.

Employee Profile

As of February 24, 2025, we had 181 employees, 127 of whom are in our commercial organization, 11 of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several full-time consultants who primarily work with our commercial organization. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

Compensation and Benefits

Our compensation philosophy is to provide pay and benefits that are competitive in the biotechnology and pharmaceutical industry where we compete for talent. We monitor our compensation programs closely and review them at least annually to provide what we consider to be a very competitive mix of compensation and health, welfare and retirement benefits for all our employees. Our compensation package includes market-competitive base salaries, annual performance bonuses and stock option grants. Our benefits programs include company sponsored medical, dental and vision health care coverage, life and AD&D insurance, and a 401(k) plan with a matching employer contribution, among others benefits.

Our Workforce Goals

We believe a diverse workforce is critical to our success and we are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We strive to create a professional work environment that is free from all forms of harassment, discrimination and bullying in the workplace, including sexual harassment and any form of retaliation. We are an equal opportunity employer and we strive to administer all human resources actions and policies without regard to race, color, religion, sex, national origin, ethnicity, age, disability, sexual orientation, gender identification or expression, past or present military or veteran status, marital status, familial status, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All employees must adhere to a code of business conduct and ethics and our employee handbook, which combined, define standards for appropriate behavior and are annually trained to help prevent, identify, report, and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation, and advancement is based on qualifications, performance, skills, and experience without regard to gender, race, or ethnicity.

Communication and Engagement

We focus on engagement with our employees as we believe an engaged workforce is key to our success and to the success and wellbeing of our employees. In addition, we are always looking for new and different ways to engage our staff further as a team and individually.

Health, Wellness and Safety

The health, safety, and wellness of our employees is a priority in which we have always invested and will continue to do so. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being.

Company Culture

We are committed to instilling a company culture that is focused on integrity, transparency, quality and respect. We expect our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our Code of Business Conduct and Ethics sets forth policies reflecting these values and provide direction for registering complaints in the event of any violation of our policies. We maintain an “open door” policy at all levels of our organization and any form of retaliation against an employee is strictly prohibited.

Available Information

We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our Internet address is www.catalystpharma.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this report.

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

● Our drug products may fail to receive the degree of market acceptance by physicians, patients, third party payers or others in the medical community necessary for commercial success, which would negatively impact our business.

● Our strategy of seeking to acquire or in-license innovative technical platforms or earlier stage drug development programs outside of the neuromuscular disease space may not be successful.

● Because the target patient populations for FIRDAPSE® and AGAMREE® are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

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

● We are dependent on our licensing partners for supplies of FYCOMPA® and AGAMREE®.

● We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

● Pressure on drug product third party payor coverage, reimbursement and pricing may impair our ability to be reimbursed at prices or on terms sufficient to provide a viable financial outcome.

● Our internal computer systems, or those of our contract research organizations and other key vendors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business and/or our product development programs.

● Our employees, sales agents and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

● We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.

Risks Related to Government Regulation

● The healthcare industry is highly regulated, subject to stringent regulatory standards and other applicable laws, and we may be the subject of unexpected changes in interpretation or enforcement, any of which may adversely impact our business.

● The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize our drug products in which we are licensed to them.

● If our pre-clinical studies or our clinical studies and trials are unsuccessful or significantly delayed, our ability to commercialize our products will be impaired.

● If our third party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

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

● If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for FIRDAPSE®, AGAMREE®, and any other orphan drug candidates we may acquire or license, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.

● If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products, or such authorities do not grant our products sufficient periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

● Changes to the Orphan Drug Act or successful legal challenges to the FDA’s interpretation of the Orphan Drug Act may affect our ability to obtain or subsequently maintain orphan drug exclusivity or may affect the scope orphan drug exclusivity for our products.

● Our operations and relationships with healthcare providers, healthcare organizations, customers and third party payors are subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

● We are subject to environmental, health, and safety laws and regulations, which could increase our costs or restrict our operations.

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

We received approval for FIRDAPSE® for the treatment of LEMS from the FDA in November 2018; in January 2023, we completed our acquisition of FYCOMPA® for the treatment of (i) partial-onset seizures with or without secondary generalized seizures in people with epilepsy four years of age and older, and (ii) for the treatment of primary generalized tonic-clonic seizures in people with epilepsy twelve years of age and older from Eisai; and in October 2023, we received approval for AGAMREE® for the treatment of DMD. We invest a significant amount of effort and financial resources in the commercialization of these drug products in the U.S., and, in the case of FIRDAPSE®, Canada and now Japan and in the case of AGAMREE®, Canada. The ability for us to generate net product revenues from our drug products will depend on the size of the markets, the numbers of competitors in such markets and numerous other factors, including:

● successfully establishing and maintaining effective sales, marketing, and distribution systems in jurisdictions in which our drug products are approved for sale;

● successfully establishing and maintaining commercial third party manufacturers and having adequate commercial quantities of our drug products manufactured at acceptable cost and quality levels, including maintaining cGMP and quality systems regulation standards required by various regulatory agencies;

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

Our drug products may fail to receive the degree of market acceptance by physicians, patients, third party payers or others in the medical community necessary for commercial success, which would negatively impact our business.

Our drug products may fail to gain sufficient market acceptance by physicians, patients, third party payers, or others in the medical community. If any of our drug products do not achieve an adequate level of acceptance, we may not generate significant net product revenue or become profitable. The degree of market acceptance of our drug products is dependent on a number of factors, including but not limited to:

● the efficacy and potential advantages compared to alternative treatments, including the convenience and ease, or duration of administration;

● the competition pressure from other products can be particularly pronounced at launch when having to establish market share against older, more established products;

● a separate competitive pressure also occurs at loss of exclusivity when drug products like ours to face significant price erosion and loss of market share upon the launch of generic alternatives – with the effect typically being more severe the greater the number of generic entrants;

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

● the availability of third party payer coverage and adequate reimbursement; and

● any restrictions on the use of our drug products together with other medications.

Our business is subject to substantial competition.

The biotechnology and pharmaceutical industries are highly competitive. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products than we have. We compete against pharmaceutical companies that are developing or currently marketing therapies that will compete with us. In addition, we compete against biotechnology companies, universities, government agencies, and other research institutions in the development of pharmaceutical products. Our business could be negatively impacted if our competitors’ present or future offerings are more effective, safer or less expensive than ours, or more readily accepted by regulators, healthcare providers or third party payors. Further, we may also compete with respect to manufacturing efficiency and marketing capabilities. For all of these reasons, we may not be able to compete successfully.

Our strategy of seeking to acquire or in-license innovative technical platforms or earlier stage drug development programs may not be successful.

We continue to seek to broaden and diversify our product portfolio through acquisitions of both early and late-stage products or companies or technology platforms in orphan, rare disease therapeutic categories. To accomplish these priorities, we are employing a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader more diversified portfolio of drug candidates, which should add greater value to our company over the near-term and the long-term. However, there can be no assurance that whatever product candidates or technology platforms we acquire, if any, will be successfully developed or commercialized.

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

Because the target patient population for certain of our products is small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

Our products target diseases with a small patient population. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations for certain of our products, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. Typically, drugs for conditions with small prevalence have higher prices in order to generate a return on investment, and as a result, the per-patient prices at which we sell our products are relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins.

There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for FIRDAPSE® and AGAMREE® for diseases with small patient populations. Further, even if we obtain significant market share for FIRDAPSE® and AGAMREE®, because the potential target populations are very small, we may not be able to maintain profitability despite obtaining such significant market share. Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.

Because of risks associated with taking FYCOMPA®, potential patients may be reluctant to start treatment with FYCOMPA® or may discontinue use.

FYCOMPA®'s labeling has a boxed warning noting that some people taking the drug have undergone serious psychiatric and behavioral changes. These events occurred in people who had no history of such issues, as well as people who had such a history. The psychiatric changes included mood changes like euphoric mood, anger, irritability, aggression, belligerence, agitation, and anxiety, as well as psychosis (acute psychosis, hallucinations, delusions, paranoia) and delirium (delirium, confusional state, disorientation, memory impairment). Behavioral changes included physical assault and homicidal ideation and/or threats. While these side effects are rare, their existence may cause reluctance on the part of patients or providers to start or continue treatment.

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

● our third party contractors, clinical investigators or contractual collaborators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

● the FDA may not accept clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the U.S.;

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

We do not have the ability to independently conduct pre-clinical studies or clinical studies and trials, and we rely on third parties, such as third party contract research and governmental organizations, medical institutions and clinical investigators (including academic clinical investigators), to conduct studies and trials for us. Our reliance on third parties for development activities reduces our control over these activities. These third parties may not complete activities on schedule or may not conduct our pre-clinical studies and our clinical studies and trials in accordance with regulatory requirements or our study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be adversely affected, and our efforts to obtain regulatory approvals for and commercialize our product candidates may be delayed.

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

We are licensed in Florida as a virtual drug manufacturer, which means we have no in-house manufacturing capacity and we will be obligated to rely on contract manufacturers and packagers. We cannot be sure that we will successfully manufacture any product, either independently or under manufacturing arrangements, if any, with third party manufacturers. Moreover, if any manufacturer should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. Manufacturers, and in certain situations their suppliers, are required to comply with current NDA commitments and cGMP requirements enforced by the FDA, and similar requirements of other countries. The failure by a manufacturer to comply with these requirements could affect its ability to provide us with product. Although we intend to rely on third party contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP. In addition, if, during a preapproval inspection or other inspection of our third party manufacturers’ facility or facilities, the FDA determines that the facility is not in compliance with cGMP, any of our marketing applications that lists such facility as a manufacturer may not be approved or approval may be delayed until the facility comes into compliance with cGMP and completes a successful re-inspection by the FDA.

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

We are dependent on our licensing partners for supplies of FYCOMPA® and AGAMREE®.

Through our agreements with Eisai for FYCOMPA® and Santhera for AGAMREE®, we have agreed to purchase our supplies of each product through such companies. If either company were unable to supply sufficient supplies of drug product, our business would be adversely impacted, whether we would be required to work with these companies to resume supplies or whether we would be required to search for a sufficient third party supplier.

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

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems, and to expand, train and manage our employee base, and particularly to expand, train and manage a specially-trained field-based force to market our products. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Our inability to manage growth effectively could cause our operating costs to grow at a faster pace than we currently anticipate and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Pressure on drug product third party payor coverage, reimbursement and pricing may impair our ability to be reimbursed at prices or on terms sufficient to provide a viable financial outcome.

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

The healthcare industry is acutely focused on cost containment, both in the U.S. and elsewhere. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products decrease or if governmental and other third party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

The pricing of pharmaceutical products, in general, and of specialty drugs, in particular, has been a topic of concern in the U.S. Congress, where hearings have been held on the topic, and several bills have been introduced proposing a variety of actions to restrain the prices of drugs. Healthcare reform proposals culminated in the enactment of the IRA, which eliminates, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also allows the Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that the CMS reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA began penalizing drug manufacturers that increased prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. There have also been indications by some, including President Trump’s Secretary of HHS, that the government should seize the patents of “high priced drugs” and transfer them to other manufacturers to lower drug prices. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future and to what extent these or any future legislation or regulations will have on our business, including market acceptance, and sales, of our products and product candidates.

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

Risks Related to Government Regulation

The healthcare industry is highly regulated, subject to stringent regulatory standards and other applicable laws, and we may be the subject of unexpected changes in interpretation or enforcement, any of which may adversely impact our business.

The healthcare industry is highly regulated. We, and our customers, are subject to various local, state, federal, national, and transnational laws and regulations, which include the operating, quality, and security standards of the FDA, the DEA, various state boards of pharmacy, state health departments, similar bodies of the U.K., the E.U. and its member states, and other comparable agencies around the world, and, in the future, any change to such laws and regulations or the interpretation or application thereof could adversely affect us. Among other rules affecting us, we are subject to laws and regulations concerning cGMP and drug safety. New public health orders or best practice guidelines may increase our costs to operate or reduce our productivity, thereby affecting our business, financial condition, or results of operations.

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts of our employees, agents, contractors, or collaborators that turn out to violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations. Failure by us or by our customers to comply with the requirements of applicable laws and regulations or requests from regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture or distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, permits, or registrations, including those relating to products or facilities. In addition, any such failure relating to the products or services we provide could expose us to contractual or product liability claims as well as claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, which cost could be significant. Our business activities outside the U.S. are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and other anti-bribery or anti-corruption laws, regulations, or rules. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations may have a material adverse impact on our business, prospects, financial condition, or results of operations.

In addition, any new offering or product classified as a pharmaceutical or medical device must undergo lengthy and rigorous clinical testing and other extensive, costly, and time-consuming procedures mandated by the FDA, the EMA, and other equivalent local, state, federal, national, and transnational regulatory authorities in the jurisdictions that regulate our offerings and products.

Our results depend on our ability to execute and improve when necessary our quality management strategy and systems, and effectively train and maintain our workforce with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, and improving our offerings, and, despite our network of quality systems, a quality or safety issue, including with respect to a high-revenue product, could have an adverse effect on our business, financial condition, stock price, or results of operations and may subject us to regulatory action, including a product recall, product seizure, injunction to halt manufacture or distribution, or restriction on our operations; monetary fines; or other civil or criminal sanctions. In addition, such an issue could subject us to adverse publicity and costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients or other related losses, the cost of which could be significant.

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

We may encounter difficulties in our current and future clinical studies and trials recruiting patients, particularly since the conditions we are studying are rare, orphan conditions. The availability of approved therapies can also make enrollment difficult. We compete for study and trial subjects with others conducting clinical trials testing other treatments for the indications we are studying for our drug candidates. Further, unrelated third parties and investigators in the academic community have in the past and we expect will continue in the future to test our drug products and/or drug candidates. If these third party tests are unsuccessful, or if they show significant health risk to the test subjects, our development efforts may also be adversely affected.

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

If our third party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

We rely, and intend to continue to rely, on third party suppliers and contract manufacturers to provide us with materials for our clinical trials and commercial-scale production of our products. These suppliers and manufacturers must continuously adhere to cGMP as well as any applicable corresponding manufacturing regulations outside of the U.S. In complying with these regulations, we and our third party suppliers and contract manufacturers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping, and quality control to assure that our products meet applicable specifications and other regulatory requirements. Failure to comply with these requirements could result in an enforcement action against us, including warning letters, the seizure of products, suspension or withdrawal of approvals, shutting down of production, and criminal prosecution. Any of these third party suppliers or contract manufacturers will also be subject to inspections by the FDA and other regulatory agencies. If any of our third party suppliers or contract manufacturers fail to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions and delays.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured the product ourselves, including:

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

Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize FIRDAPSE®, FYCOMPA®, AGAMREE®, or any other drug candidates we may acquire or license and affect the prices we may obtain.

In the U.S., there have been a number of court cases, legislative and regulatory changes, and other potential changes relating to the healthcare system that restrict or regulate post-approval activities, which may affect our ability to profitably sell FIRDAPSE®, AGAMREE®, or any other drug candidates for which we obtain marketing approval.

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

While it is difficult to quantify in the absence of specific proposals, we assess the risk of a material financial impact from potential new tariffs to be low due to a significant portion of our supply chain being U.S. based; however, this may not prove to be the case.

If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for FIRDAPSE®, AGAMREE®, and any other orphan drug candidates we may acquire or in-license, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.

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

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products, or such authorities do not grant our products sufficient periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

Once an NDA is approved, the product covered becomes a "reference listed drug" in the FDA's publication, "Approved Drug Products with Therapeutic Equivalence Evaluations", commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the U.S. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The U.S. Federal Food, Drug, and Cosmetic Act (FDCA) provides a period of five years of non-patent exclusivity for a new drug containing a new chemical element (NCE). Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug.

Patent protection for FYCOMPA® will expire during 2025, and the FDA may approve an ANDA for a generic version at any time after that patent expires. Additionally, while we believe that FIRDAPSE® and AGAMREE® are protected both by patent and NCE, manufacturers may seek to launch generic versions of these products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for such product.

Competition that FYCOMPA® or our other products may face from generic versions could materially and adversely affect our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on investment for such products.

Changes to the Orphan Drug Act or successful legal challenges to the FDA’s interpretation of the Orphan Drug Act may affect our ability to obtain or subsequently maintain orphan drug exclusivity or affect the scope of orphan drug exclusivity for our products.

There can be no assurance that the designation and/or exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes (if made) on us. For example, the U.S. Congress could pass, and the President could sign, legislation to effectively overturn the decision of the U.S. Court of Appeals for the 11th Circuit overturning the FDA’s approval of RUZURGI®, and such legislation, if passed and signed into law, could retroactively affect the outcome of the 11th Circuit’s decision. Notwithstanding, since we now hold the U.S. rights to RUZURGI®, these legislative efforts will have no effect on our FIRDAPSE® business.

In that regard, in January 2023, the FDA reported that while it is complying with the 11th Circuit decision in Catalyst’s favor with respect to FIRDAPSE®, going forward the FDA intends to continue to apply its regulations tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved with respect to other orphan drugs. We will not be affected by the FDA’s position, as the FDA’s announcement confirms the FDA’s previous decision to set aside the approval of RUZURGI® as a result of the 11th Circuit’s decision.

The orphan drug exclusivity contained in the Orphan Drug Act has been the subject of scrutiny from the press, from some members of Congress and from some in the medical community. Furthermore, the FDA’s interpretations of the Orphan Drug Act have been successfully challenged in court and future court decisions could continue that trend. There can be no assurance that the exclusivity granted in the Orphan Drug Act to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products, if approved.

Our operations and relationships with healthcare providers, healthcare organizations, customers and third party payors are subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our current and future arrangements with healthcare providers, healthcare organizations, third party payors, customers, and patients expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our drug candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations include the following:

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

● analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; and

● certain state and local laws that, among other things, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; require manufacturers to report price increases that exceed a statutory threshold, as well as information on the reasons for the price increase; require manufacturers to report the introduction into the market of costly drugs; require the registration of pharmaceutical sales representatives; and govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that government authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts following the inauguration of President Trump in January 2025.

Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

We are subject to environmental, health, and safety laws and regulations, which could increase our costs or restrict our operations.

Our operations are subject to a variety of environmental, health, and safety laws and regulations, including those of the EPA, OSHA, and equivalent local, state, and national regulatory agencies in the jurisdictions in which we operate. Any failure by us to comply with environmental, health, and safety requirements could result in the limitation or suspension of production or subject us to monetary fines, civil or criminal sanctions, or other future liabilities in excess of our reserves. In particular, we are subject to laws and regulations governing the destruction and disposal of raw materials, byproducts of our manufacturing operations, and non-compliant products, the handling of regulated material included in our offerings, and the disposal of our products or their components at the end of their useful lives. In addition, compliance with environmental, health, and safety requirements could restrict our ability to expand our facilities or require us to acquire costly environmental or safety control equipment, incur other significant expenses, or modify our manufacturing processes. Our manufacturing facilities may use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities, facilities we acquire in the future, or at third party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which we have not recorded reserves. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us, and such activities may result in unanticipated costs or management distraction.

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

Moreover, we may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our products, product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. Also, there may be third party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products or product candidates may infringe.

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon rights. If any third party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such products or product candidates unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable products or product candidates unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates, and we may do so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our products or product candidates, which could harm our business significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

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

In recent years, cybersecurity threats have become a greater risk and focus for companies. In particular, ransomware attacks, where a hacker locks and threatens to delete or disclose the victim’s data unless a ransom is paid, has become a major risk. We and our third party service providers are at risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of, or access to, computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry. In addition, we expect information security risks to continue to increase due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware, phishing, and other cyber-attacks. Our information security systems and those of our third party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer negative impact to our reputation, financial loss and be subject to regulatory fines and penalties. In addition, breaches and other unauthorized data access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third party partners due to COVID-19 and related public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

Our business exposes us to potential risks that may arise from the clinical testing, manufacture, and/or sale of our pharmaceutical products. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of pharmaceutical products used in clinical trials or after FDA approval.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. Global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

We anticipate being subject to increasing focus by our investors, regulators, customers, and stakeholders on environmental, social & governance (ESG) matters.

Our investors, regulators, and other stakeholders have in the last few years increasingly focused on ESG matters. Certain investors, particularly institutional investors, may use third party benchmarks or scores to measure our ESG practices, and to decide whether to invest in our shares, engage with us regarding our practices, or engage or continue to use our services. If our ESG scores or practices do not meet desired standards, we may face reputational challenges. There can be no assurance that we will be able to accomplish any particular ESG goal or commitment, including any additional or revised commitment that we may announce in the future, as statements regarding such goals and commitments reflect our plans and aspirations at the time of announcement and do not guarantee achievement of such plans and aspirations within the timelines we announce or at all.

Different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies or legislation, or issued related legal opinions. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our business. Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we may operate may affect our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Generally, we expect stakeholder demands and the prevailing legal environment to require us to devote additional resources to

ESG matters in our review of prospective acquisitions. Additionally, collecting, measuring, and reporting ESG information and metrics can be costly, difficult, and time-consuming, are subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal, and other risks. Compliance with ESG-related rules and efforts to meet investor expectations on ESG matters may place strain on our personnel, systems, and resources, and we may incur significant compliance costs. Additionally, failure to comply with such rules or meet investor expectations may have a material adverse impact on our business, prospects, financial condition, or results of operations.

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

● adverse changes in the abilities of our third party manufacturers to provide drug or product in a timely manner or to meet FDA requirements;

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

In addition, equity markets in general, and the market for emerging pharmaceutical and life sciences companies in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. Further, changes in economic conditions in the U.S., Europe, or globally could impact our ability to grow profitably. Adverse economic changes are outside our control and may result in material adverse impacts on our business or financial results. These broad market and industry factors may materially affect the market price of our shares, regardless of our own development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any such litigation that we become involved in could cause us to incur substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of February 24, 2025, we had 121,449,655 shares of our common stock outstanding, of which 7,642,725 shares were held by our executive officers and directors. We also had outstanding: (i) stock options to purchase an aggregate of 13,077,867 shares at exercise prices ranging from $2.11 to $22.90 (7,582,868 of which are currently exercisable); and (ii) restricted stock units for 575,049 shares of common stock (none of which are currently vested).

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

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third Party Risk

Because we are aware of the risks associated with third party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our Chief Legal and Compliance Officer (CLCO) and our Chief Operating Officer (COO) and on an ongoing basis by our IT professionals. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered, to date, cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CLCO, our COO, and our IT personnel. In their time with our company, our CLCO and our COO have become increasingly involved in investigating, responding to, and mitigating cybersecurity incidents and intrusion attempts. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CLCO and our COO oversee our governance programs, test our compliance with standards, remediate known risks, and oversee or lead our employee training program.

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

Management’s Role Managing Risk

The CLCO and the COO play a pivotal role in informing the Board of Directors about cybersecurity risks. They provide comprehensive briefings to the Board of Directors, with a minimum frequency of not less than once per year. These briefings encompass a broad range of topics, including:

● Current cybersecurity landscape and emerging threats;

● Status of ongoing cybersecurity initiatives and strategies;

● Incident reports and learnings from any cybersecurity events; and

● Compliance with regulatory requirements and industry standards.

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

Board of Directors Oversight

The Board of Directors as a group is responsible for oversight of cybersecurity risks and bears the primary responsibility for oversight of this domain. The Board has delegated to the Audit Committee the primary responsibility of overseeing risk management relating to cybersecurity. The Board of Directors is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Item 2. Properties

We currently operate our business in 10,700 square feet of leased office space in Coral Gables, Florida. Our current annual rent in the new space is approximately $0.5 million.

Item 3. Legal Proceedings

Paragraph IV Patent Litigation

For a description of currently ongoing Paragraph IV litigation related to FIRDAPSE®, see “Item 1. Business – Overview – FIRDAPSE®.” The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance as to whether we will prevail in this litigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company's common stock are traded on the Nasdaq Capital Market under the symbol "CPRX". There were 17 holders of record of the Company's common stock as of February 24, 2025.

Dividends

The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Company selected the Nasdaq Biotechnology Index because it believes the index reflects the market conditions within the industry in which the Company primarily operates. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on January 1, 2020, in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

	12/19	12/20	12/21	12/22	12/23	12/24
Catalyst Pharmaceuticals, Inc.	100.00	89.07	180.53	496.00	448.27	556.53
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
Russell MicroCap	100.00	120.96	144.35	112.66	123.17	140.05
NASDAQ Biotechnology	100.00	126.42	126.45	113.65	118.87	118.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Equity compensation plans approved by security holders (1)	13,076,789	$10.76	2,254,102(2)
Equity compensation plans not approved by security holders	—	—	—
Total	13,076,789	$10.76	2,254,102

(1)
Includes our 2014 Stock Incentive Plan and our 2018 Stock Incentive Plan
(2)
Remaining shares are only under our 2018 Stock Incentive Plan

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties that could cause actual results to differ materially from those implied or described by the forward-looking statements. Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K, as well as those described in future reports filed with the SEC.

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the 2024 fiscal year.
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

Overview

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently market three drug products, FIRDAPSE® (amifampridine), FYCOMPA® (perampanel), and AGAMREE® (vamorolone). We are also currently seeking to further expand our drug portfolio, with a focus on acquiring the rights to late-stage products to treat orphan, rare diseases across therapeutic areas. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with LEMS, and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg for the treatment of LEMS to include pediatric patients six years of age and older. Finally, on May 30, 2024, the FDA approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We believe that this recent sNDA approval offers healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS.

We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 41 field personnel, including sales (Regional Account Managers), thought leader liaisons and patient assistance and insurance navigation support (Patient Access Liaisons). These field personnel have also supported AGAMREE® since its commercial launch in March 2024. We also have a field-based force of 10 medical science liaisons who are helping educate the medical community about scientific literature concerning LEMS and FIRDAPSE®. Additionally, we use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Further, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

When we launched AGAMREE®, in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE® as well. In early 2025, we made a strategic decision to split each of these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This change is being made in an effort to allow us to better focus our sales teams on the market for each product. We expect to complete this division of our field-based forces into two units early in the second quarter of 2025.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for ultra-orphan conditions, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to $0 whenever possible. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need, who meet those independent organizations' guidelines. In addition, we have a safety net program in place for patients who are uninsured and underinsured. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE® is currently marketed for the treatment of LEMS in Canada through our exclusive sublicensee, KYE. We supply product to KYE at agreed upon prices and we are also eligible to earn sales milestones and sales royalties based on net revenues from sales of the product in Canada.

In December 2023, DyDo Pharma, Inc. (DyDo), our sub-licensee for FIRDAPSE® in Japan, filed a NDA with the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan seeking approval to commercialize FIRDAPSE® for the treatment of LEMS in Japan. Upon acceptance of the Japan NDA by the PMDA in December 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently seeking opportunities to expand FIRDAPSE®’s global footprint through strategic partnerships (with the current focus on the Asia Pacific and Latin American regions). Further, in September 2024, DyDo advised us that the Ministry of Health, Labour and Welfare (MHLW) had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan. Finally, DyDo began commercialization of FIRDAPSE® in Japan on January 21, 2025. We will generate revenue through additional milestone payments and a transfer price on the product supplied by us to DyDo, in lieu of royalties.

We control six U.S. patents for FIRDAPSE® that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), the earliest of which expires in 2032 and the latest of which expires in 2037. We also have orphan drug exclusivity (ODE) for the product that will not expire until November 2025, and no ANDA for the product can be finally approved by the FDA until the ODE exclusivity period has expired. Nevertheless, generic drug manufacturers were permitted to submit applications for the product challenging our patents starting in 2023.

In that regard, in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they had each submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay.

In June 2024, Lupin converted five of its Paragraph IV Certifications in its ANDA to Paragraph III certifications acknowledging the validity and their ANDA’s infringement of five of those patents, the latest ending in 2034. We subsequently dismissed all of our claims against Lupin related to those five patents but maintain our claims against Lupin for the remaining Paragraph IV certification for U.S. Patent No. 10,626,088, which is the patent expiring in 2037, accordingly the litigation continues.

Further, on January 8, 2025, we reached a settlement with Teva in which Teva agreed not to market a generic version of FIRDAPSE® in the U.S. any earlier than February 25, 2035, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur. In accordance with the settlement agreement, the parties terminated all ongoing patent litigation between us and Teva regarding FIRDAPSE® patents pending in the U.S. District Court for the District of New Jersey.

The pending FIRDAPSE® patent litigation against the remaining defendants, Hetero (for FIRDAPSE®’s Orange Book-listed patents expiring in 2032, 2034 and 2037) and Lupin (only for FIRDAPSE® patent expiring in 2037), remains ongoing, and there can be no assurance as to whether the currently ongoing litigation with Hetero and Lupin will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to Teva's licensed entry into the market on February 25, 2035.

Finally, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Life Science Pty Ltd (Inventia)), and we filed a similar lawsuit against that manufacturer in November 2023 in the U.S. District Court for the District of New Jersey. On July 30, 2024, we settled this patent litigation with Inventia for FIRDAPSE®. In this settlement, Inventia acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance as to whether we will prevail in these litigations.

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

We sell FYCOMPA® in the U.S. through a field-based force experienced in epilepsy products consisting at this time of approximately 27 field personnel, including sales (Regional Account Managers) and payor reimbursement (National Account Managers). We also have a field-based force of four medical science liaisons who are helping educate the medical community who treat epilepsy about scientific literature regarding epilepsy and FYCOMPA®. Further, since January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization under our contracts.

We are currently taking steps to prepare for the loss of exclusivity for FYCOMPA®, which, assuming a timely ANDA approval of the respective generic applications, will take place on or after May 23, 2025 for the tablet version of the product and will take place on or after December 15, 2025 for the oral suspension version of the product. We expect to continue to market the product following the loss of patent exclusivity.

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

Patent protection for FYCOMPA® tablets and oral solution is primarily derived from two patents listed in the FDA’s Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent), will expire on May 23, 2025, including patent term extension. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which will expire on July 1, 2026. The ‘497 patent, which covers the API used in both FYCOMPA® tablets and oral solution, has been the subject of previous Paragraph IV certifications from three ANDA filers for the tablet formulation, which were not contested by Eisai prior to our acquisition of the drug. Following our acquisition of the drug, we attempted to obtain an extension of the patent term for the '571 patent, which was ultimately unsuccessful. As a result, the '571 patent will expire on May 23, 2025 and the initial ANDA filers who did not challenge this patent may seek approval of their ANDA applications on or after that date.

In February 2023 we received a Paragraph IV certification for the '497 patent from an ANDA filer for two applications, one for the FYCOMPA® tablets and another for the FYCOMPA® oral suspension. After due diligence we filed lawsuits on April 5, 2023 in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified us of their ANDA submissions alleging infringement of both patents. In June 2024, we settled the pending Paragraph IV litigation with the Paragraph IV filer for both ANDAs. As part of that settlement, this Paragraph IV filer agreed not to commercialize their proposed ANDA products for both the oral suspension formulation of FYCOMPA® and for FYCOMPA® tablets until at least December 15, 2025.

In January 2024, we received a Paragraph IV certification for the ’571 and ’497 patents from an ANDA filer for an application for the FYCOMPA® oral suspension. After due diligence, we determined that the circumstances and timeline did not warrant a lawsuit against this Paragraph IV filer.

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

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On February 24, 2025, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 16.08 per share (approximately $17.90 USD based on then-current exchange rates).

On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. Shortly thereafter, as part of the previously described transaction, Santhera transferred the approved NDA to us. Additionally, following approval of the NDA for the drug, we became obligated to make a milestone payment of $36 million to Santhera, which we paid during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties.

On March 13, 2024, utilizing our FIRDAPSE® field-based force, we launched AGAMREE® for the treatment of DMD in the U.S. for patients aged two years or older. During the first quarter of 2024, in connection with our preparation for the commercial launch of AGAMREE®, we incurred substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses. Initially, we added approximately 10 additional members to our FIRDAPSE® team, and our commercial team marketed both products. However, in early 2025, we made a strategic decision to split our commercial field-based force into two units, one expressly focused on the marketing of FIRDAPSE® and one expressly focused on the marketing of AGAMREE®. This change is expected to allow us to better focus on the market for each product. We expect to complete this division of our field-based force into two units early in the second quarter of 2025.

We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Finally, we have donated and intend to continue to donate funds to one or more qualified, independent charitable financial foundations who assist U.S. DMD patients in financial need for paying the costs of care including medication, to the extent permitted by each such organization's guidelines.

DMD, the most common form of muscular dystrophy, is a rare and life-threatening neuromuscular disorder characterized by progressive muscle dysfunction, ultimately leading to loss of ambulation, respiratory failure, and fatality. Current standard treatment for DMD involves corticosteroids, which often come with significant side effects. It is estimated that between 11,000 and 13,000 patients in the U.S. are affected by DMD, with approximately 70% of patients currently receiving a corticosteroid treatment. Steroids are expected to remain the foundation of therapy for DMD patients and dosed concomitantly with other therapies.

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we have launched our SUMMIT study to evaluate data about long-term patient safety and quality of life data from the use of our product, with the hope of offering a deeper understanding of the product's potential long-term benefits for patients.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patents ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Finally, On January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the reimbursement for AGAMREE® (vamorolone) for the treatment of DMD. This milestone makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients 4 years of age and older, independent of the underlying genetic mutation.

We are currently taking the first steps to seek to expand the number of diseases that can be treated with AGAMREE®. In furtherance of that objective, we are currently conducting a Phase 1 study in healthy adults comparing a single dose of vamorolone, prednisone, and deflazacort, and studying the immunosuppressive effect of multiple ascending doses of AGAMREE®, which study will attempt to define the immunosuppressive dose of vamorolone for future indications and for the use of our product in conjunction with gene and cell therapies that are approved to treat DMD and require a concurrent immunosuppressive regimen of a corticosteroid when administered. We expect to have the results of this study around the middle of this year and hope that the results of this study will provide important information for use in marketing our product to healthcare practitioners in an effort to help with the treatment of patients. We have also begun a long-term project to undertake long-term research and development efforts for the product.

Further, we have established a joint steering committee with Santhera that is overseeing the lifecycle management and development of AGAMREE®. There can be no assurance that we can develop our product for the treatment of diseases other than DMD.

In the U.S., AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also has Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by seven Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension and will update the relevant expiration date in the Orange Book upon a final determination by the USPTO. The earliest a generic manufacturer could submit an ANDA is October 26, 2027. If we were to pursue a patent infringement action if any such ANDA challenges any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of such ANDA until April 26, 2031.

Finally, on July 23, 2024 we entered into a license, supply and commercialization agreement with KYE, which is already our sublicensee for FIRDAPSE® in Canada, granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE is responsible for obtaining regulatory approval of the product from Health Canada (of which there can be no assurance), and we will supply product to KYE. Further, KYE has advised us that they expect to file an application with Health Canada seeking approval to commercialize AGAMREE® in Canada during the first quarter of 2025.

There can be no assurance that any such application when and if filed will be approved, and even if such application is approved that KYE will be successful in commercializing AGAMREE® in Canada.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs and expanding the geographical footprint of our existing products. In that regard, we are currently exploring clinically differentiated and adequately de-risked opportunities, with a keen focus on orphan, rare disease products across therapeutic areas. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential partnerships, licensing, geographical expansion opportunities with our existing products, and/or asset acquisitions. We continue to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, other than the recent sublicense agreement described above between the Company and KYE for AGAMREE® in Canada, no definitive agreements have been entered into to-date, and there can be no assurance that any of the Company's business development initiatives will be successful.

Capital Resources

At December 31, 2024, we had cash and investments of approximately $517.6 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our projections about the commercialization of FYCOMPA® after the expiration of its patents will be correct, or that we will continue to be profitable and cash flow positive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues

During the fiscal year ended December 31, 2024, we generated revenues from product sales of FIRDAPSE®, FYCOMPA®, and AGAMREE®. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE®, FYCOMPA®, and AGAMREE®.

We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE launched FIRDAPSE® in Canada. During the fiscal year ended December 31, 2024, revenues generated under our collaboration agreement with KYE were immaterial. During the year ended December 31, 2024, we announced that we had entered into a collaboration agreement with KYE for the launch of AGAMREE® in Canada.

On September 24, 2024, we were informed by DyDo that it had received approval of its New Drug Application for the sale of FIRDAPSE® in Japan. Further, DyDo informed us that they had launched FIRDAPSE® in Japan in January 2025.

We expect revenues from both the KYE and DyDo agreements to be immaterial in 2025 as distribution ramps up in each jurisdiction and KYE begins the process of seeking approval to market AGAMREE® in Canada.

Cost of Sales

Cost of sales consists of third party manufacturing costs, freight, royalties, milestone payments, and indirect overhead costs associated with sales of our products. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs and manufacturing variances.

Research and Development Expenses

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include acquired IPR&D, preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, and other third party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs related to our product development efforts.

Prior to January 2023, all of our research and development resources had been devoted to the development of FIRDAPSE®, and until we acquire or license new products we currently expect that our future development costs will be attributable principally to the continued development of FIRDAPSE®, and AGAMREE®.

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

Selling, General and Administrative Expenses

During 2019, we began to commit funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales program for FIRDAPSE®. We are also now incurring substantial commercialization expenses for FYCOMPA® and AGAMREE® as we continue commercialization of both products. We expect that such expenses for FYCOMPA® may begin to decline as a result of a potential decline in sales upon the expiration of patent protection and the commencement of generic competition during 2025.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal including litigation cost, IT, accounting, and consulting services.

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of the FYCOMPA® product rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® product rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years, and the milestone payment made to Santhera relating to the approval of AGAMREE® in the U.S. in October 2023, which is amortized using the straight-line method over its estimated useful life of 10.5 years.

Income Taxes

Our effective income tax rate is the ratio of income tax expense over our income before income taxes. As of December 31 2024, 2023, and 2022, we had no federal net operating loss carry-forwards. Additionally, we had no state net operating loss carry-forwards in any such year.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see Note 2, "Basis of Presentation and Significant Accounting Policies,": in the consolidated financial statements included in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive income are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, valuation of intangible assets, stock-based compensation and valuation allowance for deferred tax assets. The accounting policies described below are not intended to be a comprehensive list of all of our accounting policies but represent the accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our consolidated financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures as required by U.S. GAAP.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2024, 2023 and 2022 and, therefore, the transaction price was not reduced further during the years ended December 31, 2024, 2023 and 2022. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” in the consolidated financial statements included in this report for further details on revenue recognition.

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

Stock-Based Compensation.

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the expected life of our stock option awards. For the years ended December 31, 2024 and 2023, the assumptions used were an estimated annual volatility of 54.1% to 61.5% and 68.0% to 71.0%, expected holding periods of 4.5 to 5.0 years and 4.5 to 5.2 years, and risk-free interest rates of 3.70% to 4.70% and 3.55% to 4.92%, respectively.

Results of Operations

Years Ended December 31, 2024 and 2023

Revenues.

For the fiscal year ended December 31, 2024, we recognized total revenues of approximately $491.7 million, which included approximately $489.3 million in net revenue from product sales primarily in the U.S., compared to approximately $398.2 million in total revenues, which included approximately $396.5 million in net revenues from product sales primarily in the U.S., for the fiscal year ended December 31, 2023.

FIRDAPSE® net sales were approximately $306.0 million for the fiscal year ended December 31, 2024, compared to approximately $258.4 million for the fiscal year ended December 31, 2023.

AGAMREE® net sales were approximately $46.0 million for the period between March 13, 2024 (date of commercial launch) and December 31, 2024.

FYCOMPA® net sales were approximately $137.3 million for the fiscal year ended December 31, 2024, compared to approximately $138.1 million for the period between January 24, 2023 (date of acquisition) and December 31, 2023. FYCOMPA® net sales for the fiscal year ended December 31, 2024 were affected by differences in variable consideration (gross-to-net) compared to the 2023 period when revenues were booked under Eisai’s more favorable cost arrangements with distributors and government authorities.

The increase of approximately $92.8 million in net product revenues when comparing the fiscal year ended December 31, 2024 and 2023 was primarily due to the commercialization of AGAMREE®, and related product sales, and increases in FIRDAPSE® sales volumes of approximately 12.4% and net price increases. Net revenues from product sales of FIRDAPSE® increased by 18.4% from 2023 to 2024.

In the first quarter of each calendar year, like many companies in our industry, we are also impacted by the reset of patient insurance deductibles.

Beginning in May 2025, product revenue for FYCOMPA® will be affected by the expiration of FYCOMPA® patent protection, which we expect will decrease our net product revenue for this product.

For the fiscal year ended December 31, 2024, we recognized $2.4 million in license and other revenue, as compared to $1.7 million during the fiscal year ended December 31, 2023. For the fiscal year ended December 31, 2024, license and other revenue consisted primarily of a milestone payment of $2.1 million earned upon DyDo receiving product approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan. For the fiscal year ended December 31, 2023, such revenue consisted of the $1.4 million payment achieved as a result of DyDo submitting a Japan NDA for FIRDAPSE® to the PMDA on December 18, 2023.

Cost of Sales.

Cost of sales was approximately $68.8 million for the fiscal year ended December 31, 2024, compared to $52.0 million for the fiscal year ended December 31, 2023. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the fiscal year ended December 31, 2024 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the fiscal year ended December 31, 2024 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. Royalties on sales of AGAMREE® in future years may increase as a percentage if net sales exceed certain amounts over $100 million. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $37.4 million for the fiscal year ended December 31, 2024 compared to $32.6 million for fiscal year ended December 31, 2023. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years and the AGAMREE® rights, which are amortized using the straight-line method over its estimated useful life of 10.5 years.

Each fiscal quarter, we review the value of our intangible assets to determine if they are impaired. If we determine one or more of our intangible assets are impaired during a future period we would record a charge in the amount of that impairment.

Research and Development Expenses.

Research and development expenses for the years ended December 31, 2024 and 2023 were approximately $12.6 million and $93.2 million, respectively, and represented approximately 4% and 30% of total operating costs and expenses, respectively. Research and development expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the year ended December 31,		Change
	2024	2023	$	%
Salary and benefit expense	$3,905	$3,119	786	25.2
Employee stock-based compensation	1,779	1,481	298	20.1
Research and clinical trial expense	5,813	5,333	480	9.0
Acquired in-process research and development	—	81,513	(81,513)	(100.0)
Additional research and development expense	1,151	1,704	(553)	(32.5)
Total research and development expenses	$12,648	$93,150	$(80,502)	(86.4)

Research and development expenses decreased approximately $80.5 million during year ended December 31, 2024 when compared to the same period in 2023. The decrease is primarily attributable to the $81.5 million IPR&D purchase consideration for the acquisition of the license in North America for AGAMREE® during the third quarter of 2023. During 2024, research and development expenses consisted of costs for company-sponsored research and development activities, support for selected investigator-sponsored research, and support for our commercial activities.

We expect that research and development activities may become more significant in the future if we seek to execute on the development of additional indications for FIRDAPSE® and AGAMREE® and on our portfolio expansion efforts.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were approximately $177.7 million and $133.7 million, respectively, and represented approximately 60% and 43% of total operating costs and expenses for the years ended December 31, 2024, and 2023, respectively. Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the year ended December 31,		Change
	2024	2023	$	%
Selling	$111,344	$86,689	24,655	28.4
General and administrative	45,924	34,252	11,672	34.1
Employee stock-based compensation	20,472	12,769	7,703	60.3
Total selling, general and administrative expenses	$177,740	$133,710	44,030	32.9

For the year ended December 31, 2024, selling, general and administrative expenses increased approximately $44.0 million when compared to the same period in 2023. This was primarily attributable to an approximately $18.1 million increase in employee compensation and stock-based compensation related to annual merit increases and an increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®, an approximately $24.7 million increase in commercialization expenses related to the launch of AGAMREE® and to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients of approximately $1.3 million. Further, an approximately $3.9 million increase in stock-based compensation expense is related to the retirement of two former executive officers, which was recorded during the first quarter of 2024 upon lapse of the applicable revocation periods under the respective separation agreements with these former executives.

We expect that selling, general, and administrative expenses will continue to be substantial in future periods as we continue to sell FIRDAPSE® and AGAMREE® and as we take other steps in an effort to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the years ended December 31, 2024 and 2023 was $22.3 million and $14.3 million, respectively. In 2024 and 2023, grants were principally for stock options and restricted stock units related to year-end bonus awards and grants to new employees. For 2024, stock-based compensation included stock option and restricted stock unit grants to our new Chief Executive and Chief Financial Officers, each of which began employment at the beginning of 2024.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of approximately $21.1 million and $7.7 million for the fiscal years ended December 31, 2024 and 2023, respectively. The increase in other income, net for the fiscal year ended December 31, 2024 when compared to the same period in 2023 was primarily due to increases in cash and cash equivalents partially a result of our underwritten public offering that we completed in January 2024 and an increase in the share price of our investment in Santhera, partially offset by lower interest rates.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the year ended December 31,
	2024	2023
Interest income, net	$16,064	$4,675
Net gains recognized during the period on equity securities	5,075	3,024
Total other income, net	$21,139	$7,699

Income Taxes.

Our effective income tax rate was approximately 24.2% and 24.4% for fiscal years ended December 31, 2024 and 2023, respectively. Differences in our effective tax and the statutory federal income tax of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher than it was in the 2024 fiscal year).

We had no material uncertain tax positions as of December 31, 2024 and 2023.

Net Income.

Our net income was approximately $163.9 million in the year ended December 31, 2024 ($1.38 per basic and $1.31 per diluted share) as compared to approximately $71.4 million in the year ended December 31, 2023 ($0.67 per basic and $0.63 per diluted share).

Years Ended December 31, 2023 and 2022

The information comparing results of operations for the year ended 2023 compared to 2022 was included in our Annual Report on Form 10-K for 2023 filed with the SEC on February 28, 2024.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through revenues from product sales and multiple offerings of our securities. At December 31, 2024 we had cash and cash equivalents aggregating $517.6 million and working capital of $502.9 million. At December 31, 2023, we had cash and cash equivalents aggregating $137.6 million and working capital of $143.3 million. At December 31, 2024, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.

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

Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable or that we will be able to obtain any additional funding that we may require in the future.

In the future, we may require additional working capital to support our operations depending on our future success with FIRDAPSE®, FYCOMPA® and AGAMREE® sales, or the products we may acquire and continue to develop and whether our results continue to be profitable and cash flow positive. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us if and when it is required.

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

Cash Flows.

Net cash provided by operating activities was $239.8 million and $143.6 million, respectively, for the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, net cash provided by operating activities was primarily attributable to our net income of $163.9 million, increases of $1.8 million in accounts payable and $53.8 million in accrued expenses and other liabilities, $22.3 million in stock-based compensation and $37.8 million in amortization of intangible assets and depreciation. This was partially offset by increases of $12.0 million in accounts receivable, net, $3.9 million in inventory and $8.5 million prepaid expenses and other current assets, a decrease of $0.4 million in operating lease liability, $9.4 million in deferred taxes and $5.6 million in non-cash expenses. During the year ended December 31, 2023, net cash provided by operating activities was primarily attributable to our net income of $71.4 million, increases of $10.8 million in accounts payable and $5.8 million in accrued expenses and other liabilities, $81.5 million in acquired IPR&D, $14.3 million in stock-based compensation and $32.9 million in amortization of intangible assets and depreciation. This was partially offset by increases of $43.1 million in accounts receivable, net, $4.7 million in inventory and $5.8 million prepaid expenses and other current assets, a decrease of $0.3 million in operating lease liability, $17.8 million in deferred taxes and $1.3 million in non-cash expenses.

Net cash used in investing activities during the year ended December 31, 2024 was $0.6 million and consisted of purchases of property and equipment. Net cash used in investing activities during the year ended December 31, 2023 was $293.5 million and consisted primarily of payments in connection with asset acquisitions of $198.3 million, acquired IPR&D of $81.5 million and the purchase of equity securities of $13.5 million.

Net cash provided by financing activities during the year ended December 31, 2024 was $140.7 million, consisting primarily of proceeds from the issuance of common stock. Net cash used in financing activities during the year ended December 31, 2023 was $10.9 million, consisting primarily of payment of liabilities arising from asset acquisition of $12.7 million, partially offset by proceeds from the exercise of stock options of $2.8 million.

Contractual Obligations and Arrangements.

We have entered into the following contractual arrangements with respect to sales of FIRDAPSE®:

•
Payments due under our license agreement for FIRDAPSE®. We currently pay the following royalties under our license agreement:

•
Royalties to our licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and
•
Royalties to the third party licensor of the rights sublicensed to us from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement between BioMarin (since transferred to SERB) and the third party licensor) in any calendar year for the duration of regulatory exclusivity within a territory and 3.5% for of net sales in any territory in which we do not enjoy regulatory exclusivity.

For the years ended December 31, 2024 and 2023, we recognized an aggregate of approximately $47.3 million and $39.5 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

Further, we will pay royalties to our licensor on net sales in Japan equal to a similar percentage to the royalties that we are currently paying for non-U.S. sales under our original FIRDAPSE® License Agreement for North America.

•
Payments due to Jacobus. In connection with our July 2022 settlement with Jacobus, we agreed to pay the following consideration to Jacobus:
•
$30 million of cash, of which $10 million was paid at the closing of the settlement on July 11, 2022, $10 million was paid on the first anniversary of closing and $10 million was paid on the second anniversary of closing; and
•
An annual royalty on Catalyst’s net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the U.S. equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of Catalyst’s FIRDAPSE® patents in the U.S., 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances.

For the years ended December 31, 2024 and 2023, we recognized an aggregate of approximately $4.4 million and $3.7 million, respectively, of royalties payable to Jacobus.

We have entered into the following contractual arrangements with respect to sales of FYCOMPA®:

•
Payments due under our asset purchase agreement for FYCOMPA®. In connection with our asset purchase agreement with Eisai Co., Ltd. (Eisai), we agreed to pay the following consideration to Eisai:
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
•
In the fourth quarter of 2023, following regulatory approval of Santhera’s NDA for AGAMREE® by the FDA, we paid a regulatory milestone payment of $36 million. We are also obligated to pay additional regulatory milestone payments upon regulatory approval by the FDA in the U.S. of an NDA for the product for the first, second, and third additional indications in the amounts of $50 million, $45 million, and $45 million, respectively.
•
We are obligated to pay royalties and/or sales-based milestone payments if the applicable amount of net sales of all products in the territory in a single calendar year fall within the range of one or more of the net sales threshold levels set forth in the AGAMREE® License Agreement.
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

For the year ended December 31, 2024, we recognized an aggregate of approximately $5.1 million of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income. No royalties were recognized during the year ended December 31, 2023 under this agreement.

We also have entered into the following contractual arrangements:

•
Purchase commitment. We have entered into a purchase commitment with a contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2025.
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
•
Whether our estimates of the size of the market for FIRDAPSE® for the treatment of LEMS will prove to be accurate;
•
Whether the daily dose of FIRDAPSE® taken by patients changes over time and affects our results of operations;
•
Whether we will continue to be able to locate LEMS patients who are undiagnosed or are misdiagnosed with another disease;
•
Whether patients will discontinue from the use of our products at rates that are higher than historically experienced or are higher than we project;

•
Whether new FIRDAPSE®, FYCOMPA®, and AGAMREE® patients can be successfully titrated to stable therapy;
•
Whether we can continue to market our products on a profitable and cash flow positive basis;
•
Whether we will be able to demonstrate, to the satisfaction of the FDA and third party payors, whether AGAMREE® offers advantages compared to other corticosteroids or competitor’s products;
•
Whether DMD patients transitioning to current or future gene therapy treatments will delay initiating use of AGAMREE® while waiting for access to such gene therapy, or stop their AGAMREE® therapy during the course of their gene therapy treatment;
•
Whether we will be able to continue to successfully commercialize FYCOMPA® after its patents expire starting in May 2025 and generic competition for FYCOMPA® enters the market;
•
Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;
•
Whether payors will continue to provide coverage and reimburse for our products at the price that we charge for our products;
•
The ability of our third party suppliers and contract manufacturers to continue to supply sufficient product to meet our customers’ needs in a timely manner;
•
The ability of our third party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices (cGMP);
•
The ability of those third parties that distribute our products to maintain compliance with applicable law;
•
Our ability to maintain compliance with applicable rules relating to our patient assistance programs for our products;
•
Our ability to maintain compliance with the applicable rules that relate to our contributions to 501(c)(3) organizations that support patients in financial need;
•
The scope of our intellectual property and the outcome of challenges to our intellectual property, and, conversely, whether any third party intellectual property presents unanticipated obstacles for FIRDAPSE®, FYCOMPA®, or AGAMREE®;
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
•
Whether we will be successful in our litigation to enforce our patents against the Paragraph IV challengers who have filed ANDAs seeking to introduce generic versions of FIRDAPSE®;
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
•
Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, changes (if any) to be made by the current President and/or the current Congressional administrations, changes to the review and approval process at the FDA, or changes in the healthcare industry generally;
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
•
Whether FIRDAPSE® can be successfully commercialized in Canada on a profitable basis through KYE, our collaboration partner in Canada;
•
Whether AGAMREE® will be approved by Health Canada for commercialization in Canada and whether, if the product is approved, KYE can successfully commercialize it in Canada;
•
Whether KYE will successfully file an application seeking to commercialize AGAMREE® in Canada during the first quarter of 2025 or at all;
•
Now that FIRDAPSE® has been approved for commercialization in Japan and launched, whether DyDo will be successful in commercializing the product in Japan;
•
The impact on sales of FIRDAPSE® in the U.S. if an amifampridine product is purchased in Canada for use in the U.S.;
•
Whether our plans to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful;
•
System failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions whether it occurs directly to us or indirectly through third parties; and
•
Our ability to enhance our systems, processes and procedures to appropriately support the growing complexity and scale of our business.

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

Our exposure to interest rate risk is currently confined to our cash and cash equivalents that are from time to time invested in highly liquid money market funds and U.S. Treasuries. The primary objective of our investment activities is to preserve our capital to fund acquisitions and operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities

Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Assessment of Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders. Our Proxy Statement for the 2025 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated into this report by this reference.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors, employees and agents. The code of ethics is attached to this Annual Report on Form 10-K as Exhibit 14.1 and is available on our website at www.catalystpharma.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website within five business days following the date of such amendment or waiver.

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

Documents filed as part of this report:

The following financial statements of Catalyst Pharmaceuticals, Inc. and Reports of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2024 and 2023.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

Notes to Consolidated Financial Statements.

List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation	S-1	333-136039	9/1/2006	10.9

2.2	Asset Purchase Agreement by and between Eisai Co., Ltd. and the Company, dated as of December 17, 2022	8-K	001-33057	12/22/2022	2.1

3.1	Certificate of Incorporation	S-1	333-136039	7/25/2006	3.1

3.2	Amendment to Certificate of Incorporation	S-1	333-136039	7/25/2006	3.2

3.3	Amendment to Certificate of Incorporation	DEF 14A	001-33057	3/30/2015	Annex A

3.4	Amendment to Certificate of Incorporation	8-K	001-33057	8/21/2020	3.1

3.5	By-Laws	S-1	333-136039	9/1/2006	3.3

3.6	Amendment to By-Laws	8-K	001-33057	11/27/2019	3.1

4.1	Specimen Stock Certificate for Common Stock	S-1	333-136039	9/1/2006	4.1

4.2	Description of the Company’s Capital Stock	10-K	001-33057	3/16/2023	4.5

10.1(a)+	Offer Letter between the Company and Richard J. Daly*	10-K	001-33057	2/28/2024	10.1(a)

10.1(b)+	Offer Letter between the Company and Michael W. Kalb*	10-K	001-33057	2/28/2024	10.1(b)

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1(c)+	Separation Agreement between the Company and Patrick J. McEnany*	10-K	001-33057	2/28/2024	10.1(c)

10.1(d)+	Separation Agreement between the Company and Alicia Grande*	10-K	001-33057	2/28/2024	10.1(d)

10.2(a)+	2018 Stock Incentive Plan	DEF 14A	001-33057	4/17/2018	Annex A

10.2(b)+	Amendment No. 1 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/7/2020	Annex A

10.2(c)+	Amendment No. 2 to 2018 Stock Incentive Plan	DEF 14A	001-33057	10/25/2021	Annex A

10.2(d)+	Amendment No. 3 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/12/2023	Annex A

10.2(e)+	Amendment No. 4 to 2018 Stock Incentive Plan	DEF 14A	001-33057	4/10/2024	Annex A

10.3+	Severance and Change in Control Plan	10-K	001-33057	2/28/2024	10.4

10.4(a)	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.	10-Q	001-33057	5/14/2007	10.1

10.4(b)	First Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	10-Q	001-33057	8/15/2011	10.1

10.4(c)	Second Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	2/20/2014	10.1

10.4(d)	Third Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	3/27/2015	10.1

10.4(e)	Fourth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	8/17/2018	10.1

10.4(f)	Fifth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	5/13/2020	10.1

10.5	License Agreement, dated as of December 13, 2011, among New York University, the Feinstein Institute for Medical Research, and the Company	10-K	001-33057	3/30/2012	10.15

10.6(a)	License Agreement, dated as of October 26, 2012, between the Company and BioMarin	8-K	001-33057	10/31/2012	10.2

10.6(b)	Amendment No. 1 to License Agreement, dated as of April 8, 2014, between the Company and BioMarin	8-K	001-33057	4/17/2014	10.1

10.6(c)	Settlement Agreement, dated effective as of July 26, 2018, by and among (i) Aceras BioMedical, LLC, in its capacity as Stockholder Representative for the	10-Q	001-33057	8/17/2018	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
	Former stockholders of Huxley Pharmaceuticals, Inc., (ii) BioMarin, and (iii) the Company

10.6(d)	Second Amendment to License Agreement, dated May 29, 2019, between the Company and BioMarin	8-K	001-33057	5/30/2019	10.1

10.7	Development, License and Commercialization Agreement, dated effective as of December 18, 2018, by and between Endo Ventures Limited and the Company	8-K	001-33057	12/26/2018	10.1

10.8	License and Supply Agreement, dated as of August 14, 2020, by and between KYE Pharmaceuticals, Inc. and the Company	8-K	001-33057	8/20/2020	10.1

10.9	License and Supply Agreement, dated as of June 28, 2021, by and between DyDo Pharma, Inc. and the Company	8-K	001-33057	6/28/2021	10.1

10.10(a)	Settlement Agreement, dated July 11, 2022, by and between the Company and SERB SA, on the one hand, and Jacobus Pharmaceutical Company, Inc., PantherRx Specialty LLC, and Panther Specialty Holding Co., on the other hand	8-K	001-33057	7/12/2022	10.1

10.10(b)	License and Asset Purchase Agreement, dated as of July 11, 2022, by and between Jacobus Pharmaceutical Company, Inc. and the Company	8-K	001-33057	7/12/2022	10.2

10.11(a)	Transition Services Agreement between Eisai, Inc. and the Company	8-K	001-33057	12/22/2022	10.1

10.11(b)	Amendment to Transition Services Agreement, dated as of July 31, 2023, made by and between the Company and Eisai	10-Q	001-33057	8/9/2023	10.1

10.11(c)	Supply Agreement between Eisai Co., Ltd. and the Company	8-K	001-33057	12/22/2022	10.2

10.12(a)	License and Collaboration Agreement, executed and delivered as of June 19, 2023, by and between Santhera, its wholly-owned subsidiary, Santhera Pharmaceuticals (Schweiz) AG and the Company	8-K	001-33057	6/23/2023	10.1

10.12(b)	Investment Agreement, dated as of June 19, 2023, by and between Santhera and the Company	8-K	001-33057	6/23/2023	10.2

10.13	License, Supply and Commercialization Agreement, made as of July 23, 2024, between the Company and KYE Pharmaceuticals, Inc.	10-Q	001-33057	8/7/2024	10.1

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
19.1	Insider Trading Policy (certain identified information has been excluded from this exhibit because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed)					X

21.1	Subsidiaries of the Registrant	10-K	001-33057	3/16/2020	21.1

23.1	Consent of Grant Thornton LLP					X

31.1	Section 302 CEO Certification					X

31.2	Section 302 CFO Certification					X

32.1	Section 906 CEO Certification					X

32.2	Section 906 CFO Certification					X

97.1	Clawback Policy	10-K	001-33057	2/28/2024	97.1

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain identified information has been excluded from these exhibits because it is both (i) not material, and (ii) would likely cause competitive harm to the Company if publicly disclosed.

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 26th day of February, 2025.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Richard J. Daly
Richard J. Daly,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Daly	President and Chief	February 26, 2025
Richard J. Daly	Executive Officer (Principal Executive Officer)

/s/ Michael W. Kalb	Executive Vice President and Chief Financial Officer	February 26, 2025
Michael W. Kalb	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. McEnany	Chairman of the Board of Directors	February 26, 2025
Patrick J. McEnany

/s/ Charles B. O’Keeffe	Director	February 26, 2025
Charles B. O’Keeffe

/s/ David S. Tierney, M.D.	Director	February 26, 2025
David S. Tierney, M.D.

/s/ Donald A. Denkhaus	Director	February 26, 2025
Donald A. Denkhaus

/s/ Molly Harper	Director	February 26, 2025
Molly Harper

/s/ Tamar Thompson	Director	February 26, 2025
Tamar Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceuticals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Miami, Florida

February 26, 2025

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue adjustments for government rebates

As described further in Note 2 to the financial statements, the Company estimates reductions to its revenues for amounts due under various government rebate programs, including Medicaid and Managed Care, in the period in which the related sales occur. We identified the revenue adjustments for Medicaid and Managed Care as a critical audit matter.

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

Our audit procedures related to the revenue adjustments for Medicaid and Managed Care included the following, among others. We evaluated and tested the design and operating effectiveness of internal controls over the Company’s estimates of the revenue adjustment for Medicaid and Managed Care rebates, including assumptions over payor mix. Our test of details procedures included, among others, performing a comparison of actual rebate claims received against the amounts recorded by management, performing a sensitivity analysis on the rebate amount and payor mix used in the estimates, analytically evaluating management’s estimates and evaluating evidence contrary to the estimated amounts.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida

February 26, 2025

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$517,553	$137,636
Accounts receivable, net	65,476	53,514
Inventory	19,541	15,644
Prepaid expenses and other current assets	21,039	12,535
Total current assets	623,609	219,329
Operating lease right-of-use asset, net	2,230	2,508
Property and equipment, net	1,354	1,195
License and acquired intangibles, net	156,672	194,049
Deferred tax assets, net	45,982	36,544
Investment in equity securities	21,564	16,489
Total assets	$851,411	$470,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,593	$14,795
Accrued expenses and other liabilities	104,085	61,268
Total current liabilities	120,678	76,063
Operating lease liability, net of current portion	2,786	3,188
Other non-current liabilities	315	2,982
Total liabilities	123,779	82,233
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,879,099 shares and 107,121,549 shares issued and outstanding at December 31, 2024 and 2023, respectively	121	107
Additional paid-in capital	442,286	266,488
Retained earnings	285,161	121,272
Accumulated other comprehensive income (Note 4)	64	14
Total stockholders’ equity	727,632	387,881
Total liabilities and stockholders’ equity	$851,411	$470,114

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$489,327	$396,502	$213,938
License and other revenue	2,407	1,702	265
Total revenues	491,734	398,204	214,203
Operating costs and expenses:
Cost of sales (a)	68,845	51,967	34,393
Research and development	12,648	93,150	19,789
Selling, general and administrative (a)	177,740	133,710	57,085
Amortization of intangible assets	37,377	32,565	1,098
Total operating costs and expenses	296,610	311,392	112,365
Operating income	195,124	86,812	101,838
Other income, net	21,139	7,699	2,881
Net income before income taxes	216,263	94,511	104,719
Income tax provision	52,374	23,101	21,640
Net income	$163,889	$71,410	$83,079
Net income per share:
Basic	$1.38	$0.67	$0.80
Diluted	$1.31	$0.63	$0.75
Weighted average shares outstanding:
Basic	118,457,673	106,279,736	103,374,606
Diluted	124,943,603	113,753,154	111,375,631

Net income	$163,889	$71,410	$83,079
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of ($20), $4 and ($54), respectively	50	(10)	172
Comprehensive income	$163,939	$71,400	$83,251

(a)
exclusive of amortization of intangible assets

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024, 2023 and 2022

(in thousands)

	Preferred	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Deficit)	Gain (Loss)	Total
Balance at December 31, 2021	$—	102,993	$103	$233,186	$(26,310)	$(148)	$206,831
Stock-based compensation	—	—	—	7,907	—	—	7,907
Exercise of stock options for common stock	—	3,172	2	9,567	—	—	9,569
Issuance of common stock upon vesting of restricted stock units, net	—	98	—	(230)	—	—	(230)
Repurchase of common stock	—	(1,000)	—	—	(6,907)	—	(6,907)
Other comprehensive gain (loss)	—	—	—	—	—	172	172
Net income	—	—	—	—	83,079	—	83,079
Balance at December 31, 2022	—	105,263	105	250,430	49,862	24	300,421
Stock-based compensation	—	—	—	14,250	—	—	14,250
Exercise of stock options for common stock	—	1,652	2	2,790	—	—	2,792
Issuance of common stock upon vesting of restricted stock units, net	—	207	—	(982)	—	—	(982)
Other comprehensive gain (loss)	—	—	—	—	—	(10)	(10)
Net income	—	—	—	—	71,410	—	71,410
Balance at December 31, 2023	—	107,122	107	266,488	121,272	14	387,881
Issuance of common stock, net	—	10,000	10	140,704	—	—	140,714
Stock-based compensation	—	—	—	22,251	—	—	22,251
Exercise of stock options for common stock	—	3,429	4	13,511	—	—	13,515
Issuance of common stock upon vesting of restricted stock units, net	—	328	—	(668)	—	—	(668)
Other comprehensive gain (loss)	—	—	—	—	—	50	50
Net income	—	—	—	—	163,889	—	163,889
Balance at December 31, 2024	$—	120,879	$121	$442,286	$285,161	$64	$727,632

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$163,889	$71,410	$83,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	397	316	141
Stock-based compensation	22,251	14,250	7,907
Amortization of intangible assets	37,377	32,565	1,098
Deferred taxes	(9,388)	(17,818)	4,937
Accretion of discount	(835)	1,320	17
Reduction in the carrying amount of right-of-use asset	278	262	247
Realized loss on sale of available-for-sale securities	—	—	762
Acquired research and development inventory expensed from asset acquisition	—	—	4,130
Acquired inventory samples expensed from asset acquisition	—	130	—
Acquired in-process research and development	—	81,513	—
Change in fair value of equity securities	(5,075)	(3,024)	—
(Increase) decrease in:
Accounts receivable, net	(11,962)	(43,075)	(3,820)
Inventory	(3,897)	(4,739)	1,065
Prepaid expenses and other current assets	(8,504)	(5,792)	(807)
Increase (decrease) in:
Accounts payable	1,798	10,820	1,207
Accrued expenses and other liabilities	53,848	5,800	16,391
Operating lease liability	(369)	(338)	(307)
Net cash provided by (used in) operating activities	239,808	143,600	116,047
Investing Activities:
Purchases of property and equipment	(556)	(231)	(29)
Proceeds from sale of available-for-sale securities	—	—	19,238
Payments in connection with asset acquisitions	—	(198,293)	(10,000)
Acquisition of in-process research and development	—	(81,513)	—
Purchase of equity securities	—	(13,465)	—
Net cash provided by (used in) investing activities	(556)	(293,502)	9,209
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(668)	(982)	(230)
Proceeds from exercise of stock options	13,515	2,792	9,569
Repurchase of common stock	—	—	(6,907)
Payment of liabilities arising from asset acquisition	(12,886)	(12,667)	(738)
Proceeds from issuance of common stock	141,000	—	—
Payment of fees in connection with issuance of common stock	(296)	—	—
Net cash provided by (used in) financing activities	140,665	(10,857)	1,694
Net increase (decrease) in cash and cash equivalents	379,917	(160,759)	126,950
Cash and cash equivalents – beginning of period	137,636	298,395	171,445
Cash and cash equivalents – end of period	$517,553	$137,636	$298,395
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$68,451	$50,458	$7,667
Cash paid for interest	$1,395	$705	$—
Non-cash investing and financing activities:
Liabilities arising from asset acquisition	$—	$1,915	$27,699

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. The Company currently markets three drug products, FIRDAPSE® (amifampridine), FYCOMPA® (perampanel), and AGAMREE® (vamorolone). The Company is currently seeking to further expand its drug portfolio, with a focus on acquiring the rights to late-stage products to treat orphan, rare disease across therapeutic areas. With an unwavering patient focus embedded in everything it does, the Company is committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

The Company’s New Drug Application (NDA) for FIRDAPSE® (amifampridine) Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (LEMS) was approved in 2018 by the U.S. Food & Drug Administration (FDA), and FIRDAPSE® is commercially available in the U.S. as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE® for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE® is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals, Inc. (KYE). In the third quarter of 2022, the FDA approved the Company’s supplemental New Drug Application approving an expansion of the FIRDAPSE® label to include pediatric patients (ages six and older). In the second quarter of 2024, the FDA approved the Company’s supplemental New Drug Application increasing the indicated maximum daily dose of FIRDAPSE® (amifampridine) for adults and pediatric patients weighing more than 45 kg from 80 mg to 100 mg for the treatment of LEMS.

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

In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for AGAMREE® (vamorolone), a treatment for patients suffering from Duchenne muscular dystrophy (DMD). The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Japan should Santhera pursue partnership opportunities in that jurisdiction. Additionally, the Company holds the North American rights for any future approved indications of AGAMREE®. AGAMREE® previously received FDA Orphan Drug and Fast Track designations and on October 26, 2023, the FDA approved AGAMREE® oral suspension 40 mg/ml for the treatment of DMD in patients aged two years and older. On March 13, 2024, the Company commercially launched AGAMREE® in the U.S.

The Company has devoted substantially all its efforts since inception to selling its products, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and research and development. The Company has been able to fund its cash needs to date through profits generated from sales of its products and offerings of its securities. See Note 15 (Stockholders’ Equity).

Capital Resources

Based on the Company's current financial condition, including its profitability, cash flows generated from operations and forecasts of available cash, the Company believes it has sufficient funds to support operations for at least the next 12 months.

1.
Organization and Description of Business (continued).

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

On January 9, 2024, the Company completed a public offering of 10 million shares of its common stock, raising net proceeds of approximately $140.7 million. The proceeds of the offering will be used to acquire new products and for general corporate purposes.

2.
Basis of Presentation and Significant Accounting Policies.
a.
PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd. (Catalyst Ireland). All intercompany accounts and transactions have been eliminated in consolidation. Catalyst Ireland was organized in 2017.
b.
USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
c.
CASH AND CASH EQUIVALENTS. The Company primarily invests in high credit-quality instruments in order to obtain higher yields on its cash equivalents. The Company considers all highly liquid instruments, purchased with an original maturity of three months or less, to be cash equivalents. Cash equivalents consist mainly of money market funds and U.S. Treasuries. The Company has its cash and cash equivalents deposited with two financial institutions.
d.
INVESTMENTS. At December 31, 2024 and 2023, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

U.S. Treasuries held at December 31, 2024 and 2023 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in its consolidated balance sheets.

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

In July 2023, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction). The investment is denominated in Swiss Francs. The Company has determined that it does not have significant influence over the operations of Santhera and accordingly the investment in Santhera’s ordinary shares is recorded under ASC 321, Equity Securities, with changes in fair value, inclusive of changes resulting from movements in foreign exchange rates, in other income, net in the consolidated statements of operations and comprehensive income.

2.
Basis of Presentation and Significant Accounting Policies (continued).
e.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowances for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At December 31, 2024 and 2023, the Company determined that an allowance for expected credit losses was not required. No amounts were written off during the periods presented.
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

g.
PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, prepaid co-pay assistance program, amounts due from collaborative and license arrangements, and prepaid conference and travel expenses. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing costs consist of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.
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

2.
Basis of Presentation and Significant Accounting Policies (continued).
i.
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

k.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and certain components of accrued expenses and other liabilities. At December 31, 2024 and December 31, 2023, the fair value of these instruments approximated their carrying value as a result of their respective short-term duration.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$109,947	$109,947	$—	$—
U.S. Treasuries	$329,457	$329,457	$—	$—
Investment in equity securities:
Equity securities	$21,564	$21,564	$—	$—

	Balances as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$18,256	$18,256	$—	$—
U.S. Treasuries	$94,523	$94,523	$—	$—
Investment in equity securities:
Equity securities	$16,489	$16,489	$—	$—

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
n.
SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock. The share repurchase program currently expires in March 2025.

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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2024, 2023 and 2022.

During the years ended December 31, 2024, 2023 and 2022, substantially all of the Company’s product revenues were from sales to customers in the U.S.

2.
Basis of Presentation and Significant Accounting Policies (continued).

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
FIRDAPSE®	$306,035	$258,426	$213,938
FYCOMPA®+	137,251	138,076	—
AGAMREE®*	46,041	—	—
Total product revenue, net	$489,327	$396,502	$213,938

+ FYCOMPA® net product revenue for the year ended December 31, 2023 is for the period between January 24, 2023 (date of acquisition) and December 31, 2023.

* AGAMREE® net product revenue for the year ended December 31, 2024 is for the period between March 13, 2024 (date of commercial launch) and December 31, 2024.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2024 and, therefore, the transaction price was not reduced further during the years ended December 31, 2024, 2023 and 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through December 31, 2024, 2023 and 2022, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).

Funded Co-pay Assistance Program: The Company contracts with a third party to manage the co-pay assistance program intended to provide financial assistance to qualified commercially-insured patients. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with its products, that have been recognized as revenue, but remains in the distribution channel at the end of each reporting period. These payments are considered payable to the third party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other liabilities in the consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution or master agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. Return payments related to the sale of products are considered payable to the third party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue, net and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by the customer or at the time of a resale to a FYCOMPA® Participant by a wholesaler, and the Company generally issues credits for such amounts within a few weeks of the customer or wholesalers’ notification to the Company of the resale. Reserves for chargebacks consist primarily of chargebacks that the customer or wholesalers have claimed, but for which the Company has not yet issued a credit, as well as an estimate of chargeback claims that the Company expects to receive associated with its products, that have been recognized as revenue but remains in the distribution channel at the end of each reporting period.

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

Additionally, the coverage gap program is sunsetting in 2024 and is being replaced with the Inflation Reduction Act (IRA) program. While most components of this program will begin 2025, the inflation penalty portion is effective as of 2024. Specifically, the program imposes manufacturer rebates on certain Part B and Part D drugs when prices rise faster than the rate of inflation. The Company has estimated this potential impact and has accounted for these inflation-related rebates as a reduction of product revenue in 2024 to the extent they apply to its drug portfolio. Similar to the coverage gap rebates, the associated reserve is accrued for as a current liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

Bridge and Patient Assistance Programs: The Company provides FIRDAPSE® and AGAMREE® free of charge to uninsured patients who satisfy pre-established criteria for either the Bridge Program or the Patient Assistance Program. Patients who meet the Bridge Program eligibility criteria and are transitioning from investigational product while they are waiting for a coverage determination, or later, for patients whose access is threatened by the complications arising from a change of insurer may receive a temporary supply of free FIRDAPSE® or AGAMREE® while the Company is determining the patient’s third party insurance, prescription drug benefit or other third party coverage for FIRDAPSE® or AGAMREE®. The Patient Assistance Program provides FIRDAPSE® or AGAMREE® free of charge for longer periods of time for those who are uninsured or functionally uninsured with respect to FIRDAPSE® or AGAMREE® because they are unable to obtain coverage from their payor despite having health insurance, to the extent allowed by applicable law.

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

The Company evaluates the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determines whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. Revenue is included in product revenue, net in the Company’s consolidated statements of operations and comprehensive income.

2.
Basis of Presentation and Significant Accounting Policies (continued).

The agreements provide for milestone payments upon achievement of development and regulatory events. The Company accounts for milestone payments as variable consideration in accordance with Topic 606. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, these options are considered performance obligations. Revenue is included in license and other revenue in the Company’s consolidated statements of operations and comprehensive income.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the overall transaction price is allocated to the performance obligations based on the same methodology used at contract inception.

The Company recognizes sales-based royalties or net profit-sharing when the latter of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty or net profit-sharing has been allocated has been satisfied. Revenue is included in license and other revenue in the Company’s consolidated statements of operations and comprehensive income.

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

q.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $10.0 million, $9.1 million and $3.3 million in advertising costs during the years ended December 31, 2024, 2023 and 2022, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
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

As of December 31, 2024, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, FYCOMPA®, and AGAMREE® to constitute virtually all of the Company’s product revenue for the foreseeable future.

The Company relies exclusively on third parties to formulate and manufacture its products and any future drug candidates. The commercialization of its products and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE®. The Company relies on the same third party manufacturers for FYCOMPA® as utilized by Eisai prior to the Company’s acquisition of the U.S. rights to the product in January 2023. It also relies on Santhera and its supplier as its sole source of supply for AGAMREE®. If the Company is unable to continue its relationships with one or more of these third party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third party contractors to manufacture the commercial supply of its drugs.

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
Customer A	72.0%	65.2%	100.0%
Customer B*	—	34.8%	—
Total	72.0%	100.0%	100.0%

* During 2023, the Company sold FYCOMPA® through a Transition Service Agreement with a U.S. subsidiary of Eisai. Effective January 1, 2024, FYCOMPA® is being sold and distributed through a third party logistics (3PL) organization under the Company's contracts.

t.
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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2021. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

v.
COMPREHENSIVE INCOME. U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the years ended December 31, 2024, 2023 and 2022, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Years Ended December 31,
	2024	2023	2022
Basic weighted average common shares outstanding	118,457,673	106,279,736	103,374,606
Effect of dilutive securities	6,485,930	7,473,418	8,001,025
Diluted weighted average common shares outstanding	124,943,603	113,753,154	111,375,631

Outstanding common stock equivalents totaling approximately 6.7 million, 4.5 million and 1.0 million, were excluded from the calculation of diluted net income per common share for the years ended December 31, 2024, 2023 and 2022, respectively, as their effect would be anti-dilutive. Potentially dilutive options to purchase common stock as of December 31, 2024, 2023 and 2022 had exercise prices ranging from $1.13 to $14.23, $0.79 to $7.10 and $0.79 to $7.07, respectively.

2.
Basis of Presentation and Significant Accounting Policies (continued).
x.
SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products. The Company's chief operating decision maker (CODM) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin (operating income divided by product revenue, net) and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of revenues, selling, research and development, and general and administrative expenses.

The following table illustrates information about significant segment expenses:

	For the Years Ended December 31,
	2024	2023	2022
Research and development	$12,648	$93,150	$19,789
Selling	118,746	91,500	31,044
General and administrative (a)	58,994	42,210	26,041
Total	$190,388	$226,860	$76,874

(a) exclusive of amortization of intangible assets

y.
RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
z.
RECENTLY ISSUED ACCOUNTING STANDARDS. In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07) which is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements and is effective for the Company for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40) which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

3.
Investments.

Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At December 31, 2024:
U.S. Treasuries - Cash equivalents	$329,457	$84	$—	$329,373
Total	$329,457	$84	$—	$329,373
At December 31, 2023:
U.S. Treasuries - Cash equivalents	$94,523	$18	$—	$94,505
Total	$94,523	$18	$—	$94,505

There were no realized gains or losses from available-for-sale securities for the years ended December 31, 2024 or 2023. There were realized losses from sale of available-for-sale securities of $762 thousand for the year ended December 31, 2022.

The estimated fair values of available-for-sale securities at December 31, 2024, by contractual maturity, are summarized as follows (in thousands):

2024
Due in one year or less	$329,457

	For the Years Ended December 31,
	2024	2023	2022
Equity securities:
Net gains (losses) recognized during the period on equity securities	$5,075	$3,024	$—
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$5,075	$3,024	$—

There were no sales of equity securities during the years ended December 31, 2024, 2023 and 2022.

4.
Accumulated Other Comprehensive Income.

The following table summarizes the changes in accumulated other comprehensive income, net of tax from unrealized gains (losses) on available-for-sale securities, the Company’s only component of accumulated other comprehensive income for the years ended December 31, 2024, 2023 and 2022.

The amount reclassified out of accumulated other comprehensive income, net of tax and into net income during the year ended December 31, 2022, was solely due to a realized loss from sale of available-for-sale securities. There were no reclassifications out of accumulated other comprehensive income during the years ended December 31, 2024 or 2023.

Total Accumulated Other Comprehensive Income
Balance at December 31, 2022	$24
Other comprehensive gain (loss) before reclassifications	(10)
Net current period other comprehensive gain	(10)
Balance at December 31, 2023	$14
Other comprehensive gain (loss) before reclassifications	50
Net current period other comprehensive gain	50
Balance at December 31, 2024	$64

5.
Inventory.

Inventory consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$6,518	$1,910
Work-in-process	3,445	4,573
Finished goods	9,578	9,161
Total inventory	$19,541	$15,644

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid manufacturing costs	$206	$2,005
Prepaid tax	7,959	1,238
Prepaid insurance	1,660	1,332
Prepaid subscriptions fees	1,233	1,299
Prepaid research fees	1,135	1,500
Prepaid commercialization expenses	4,957	3,038
Due from collaborative and licensing arrangements	11	138
Prepaid conference and travel expenses	1,287	771
Prepaid co-pay assistance program	1,561	863
Other	1,030	351
Total prepaid expenses and other current assets	$21,039	$12,535

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

The components of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Operating lease cost	$431	$431

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$522	$506
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$89	$89

Supplemental balance sheet information related to lease was as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$2,230	$2,508
Other current liabilities	$402	$369
Operating lease liabilities, net of current portion	2,786	3,188
Total operating lease liabilities	$3,188	$3,557

As of December 31, 2024 and December 31, 2023, the weighted average remaining lease term was 6.3 years and 7.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of December 31, 2024 and 2023.

Remaining payments of lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$537
2026	553
2027	570
2028	587
2029	605
Thereafter	835
Total lease payments	3,687
Less: imputed interest	(499)
Total	$3,188

Rent expense was approximately $0.4 million for the years ended December 31, 2024, 2023 and 2022.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Furniture and equipment	$1,050	$494
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(1,120)	(723)
Total property and equipment, net	$1,354	$1,195

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at December 31, 2024 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$5,739	$27,830
License and acquired intangibles for FYCOMPA®	158,143	61,301	96,842
License and acquired intangibles for AGAMREE®	36,000	4,000	32,000
Total	$227,712	$71,040	$156,672

The following table presents the Company’s intangible assets at December 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$3,418	$30,151
License and acquired intangibles for FYCOMPA®	158,143	29,673	128,470
License and acquired intangibles for AGAMREE®	36,000	572	35,428
Total	$227,712	$33,663	$194,049

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI®, FYCOMPA® and AGAMREE® was approximately 14.5 years, 5 years and 10.5 years, respectively.

The Company recorded approximately $2.3 million, $2.3 million and $1.1 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during the years ended December 31, 2024, 2023 and 2022, respectively, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $31.6 million, $29.7 million and $0 in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during the years ended December 31, 2024, 2023 and 2022, respectively, within cost of sales in the consolidated statements of operations and comprehensive income. The Company recorded approximately $3.4 million, $0.6 million and $0 in amortization expense related to the licensed and acquired intangibles for AGAMREE® during the years ended December 31, 2024, 2023 and 2022, respectively, within cost of sales in the consolidated statements of operations and comprehensive income.

9.
License and Acquired Intangibles, Net (continued).

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2025	$37,378
2026	37,378
2027	37,378
2028	7,705
2029	5,750
Thereafter	31,083
Total	$156,672

At December 31, 2024 and December 31, 2023, the weighted average amortization period remaining for intangible assets was 5.4 years and 6.5 years, respectively.

There were no impairment charges recognized on definite-lived intangibles for the years ended December 31, 2024, 2023 or 2022.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2024	2023
Accrued preclinical and clinical trial expenses	$267	$1,015
Accrued professional fees	11,011	4,730
Accrued compensation and benefits	10,746	8,883
Accrued license fees	30,991	24,437
Accrued purchases	447	192
Operating lease liability	402	369
Accrued gross-to-net revenue liabilities*	44,939	6,877
Accrued income tax	894	729
Due to licensor	3,582	12,540
Accrued interest payable	389	1,031
Other	417	465
Current accrued expenses and other liabilities	104,085	61,268
Lease liability – non-current	2,786	3,188
Due to licensor – non-current	—	2,497
Other – non-current	315	485
Non-current accrued expenses and other liabilities	3,101	6,170
Total accrued expenses and other liabilities	$107,186	$67,438

* During 2023, the Company sold FYCOMPA® through a Transition Service Agreement with Eisai. Effective January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization under the Company's contracts.

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

KYE Pharmaceuticals Inc.

In August 2020, the Company entered into a collaboration and license agreement with KYE, for the commercialization of FIRDAPSE® in Canada.

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

The collaborative agreement included a nonrefundable upfront license fee that was recognized upon transfer of the license based on a determination that the right is provided as the intellectual property existed at the point in time in which the license was granted.

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

Revenues from the arrangements with KYE for the years ended December 31, 2024, 2023 and 2022 were not material. Revenue is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

Under the terms of the agreement, the Company has earned an up-front payment and certain regulatory milestones and may earn sales-based milestones for FIRDAPSE®, as well as revenue on product supplied to DyDo.

The Company has concluded that this license agreement will be accounted for pursuant to Topic 606. The agreement included a nonrefundable upfront license fee that was recognized upon the effective date of the agreement as the intellectual property existed at the point in time in which the right to the license was granted. The Company determined the granting of the right to the license is distinct from the supply of FIRDAPSE® and represents a separate performance obligation in the agreement.

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

There were revenues of $3.1 million from the arrangement with DyDo for the year ended December 31, 2024, of which $1.0 million is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income and $2.1 million related to a milestone payment earned upon DyDo receiving regulatory approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan, which is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. There were revenues of $1.9 million from the arrangement with DyDo for the year ended December 31, 2023, of which $0.5 million was included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income and $1.4 million related to a regulatory filing milestone in Japan, which was included in licensing and other revenue in the accompanying consolidated statements of operations and comprehensive income. There were revenues of $0.5 million from the arrangement with DyDo for the year ended December 31, 2022, which was included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income.

Finally, on September 24, 2024, DyDo advised the Company that the Ministry of Health, Labour and Welfare (MHLW) had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS. See Note 18 (Subsequent Events).

12.
Commitments and Contingencies.

In May 2019, the FDA approved a NDA for RUZURGI®, Jacobus Pharmaceuticals’ version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). In June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. The Company ultimately prevailed in its litigation in September 2021 when the U.S. Court of Appeals for the 11th Circuit determined that the FDA's approval of RUZURGI® violated the Company's rights to Orphan Drug Exclusivity.

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

In connection with the settlement with Jacobus, the Company paid the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement, $10 million was paid on the first anniversary of the closing, and the remaining $10 million was paid on the second anniversary of the closing; and
•
An annual royalty on the Company's net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the U.S. equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of the Company’s FIRDAPSE® patents in the U.S., 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances.

In January 2023, the Company received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they had each submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents listed in the FDA Orange Book covering FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA from approving any ANDA until May 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In that regard, after conducting the necessary due diligence, the Company filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified the Company of their ANDA submissions, thus triggering the stay.

In June 2024, Lupin converted five of its Paragraph IV Certifications in its ANDA to Paragraph III certifications acknowledging the validity and their ANDA’s infringement of five of those patents, the latest ending in 2034. The Company subsequently dismissed all of its claims against Lupin related to those five patents but maintains its claims against Lupin for the remaining Paragraph IV certification for U.S. Patent No. 10,626,088 which is the patent expiring in 2037, so the litigation continues.

12.
Commitments and Contingencies (continued).

Further, on January 8, 2025, the Company reached a settlement with Teva in which Teva agreed not to market a generic version of FIRDAPSE® in the U.S. any earlier than February 25, 2035, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur. In accordance with the settlement agreement, the parties terminated all ongoing patent litigation between the Company and Teva regarding FIRDAPSE® patents pending in the U.S. District Court for the District of New Jersey. See Note 18 (Subsequent Events).

The pending FIRDAPSE® patent litigation against the remaining defendants, Hetero (for all of FIRDAPSE®’s Orange Book-listed patents) and Lupin (only for FIRDAPSE® patent expiring in 2037), remains ongoing, and there can be no assurance as to whether the currently ongoing litigation with Hetero and Lupin will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to February 25, 2035.

Finally, in October 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Life Science Pty Ltd (Inventia)), and the Company filed a similar lawsuit against that manufacturer in November 2023. On July 30, 2024, the Company settled its patent litigation with Inventia for FIRDAPSE®. In that settlement, Inventia acknowledged both the validity of the Company's FIRDAPSE® patents and also the infringement by the ANDA filer's product of the Company's patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration scheduled for February 2037, or the earlier entry into the market of another ANDA product meeting certain conditions.

The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance that the Company will prevail in these litigations.

On February 20, 2023, the Company received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to the Company later in February with a similar certification for the tablet formulation for FYCOMPA®. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence the Company filed lawsuits on April 5, 2023, in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified the Company of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30-month stay for each application. This lawsuit was settled in June 2024. As part of this settlement, this Paragraph IV filer agreed not to commercialize their proposed ANDA products for both the oral suspension formulation of FYCOMPA® and for FYCOMPA® tablets until at least December 15, 2025.

Additionally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition, or cash flows.

13.
Agreements.
a.
LICENSE AGREEMENT FOR FIRDAPSE®. On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to FIRDAPSE®. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million; and (ii) royalties to the third party licensor of the rights sublicensed to the Company for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third party licensor) in any calendar year for the duration of any regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity.

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for FIRDAPSE®. Under the amendment, the Company has expanded its commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, the Company’s commercial territory was expanded under the license agreement in December 2023 to include most of Asia, as well as Latin America, upon the acceptance by the Pharmaceuticals and Medical Devices Agency (PMDA) of a Japan MAA for FIRDAPSE® for LEMS. Under the amendment, the Company will pay royalties to its licensor on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.

In January 2020, the Company was advised that BioMarin has transferred substantially all of its rights under the license agreement to SERB S.A. (SERB), and SERB is now the Company’s licensor under the license agreement.

b.
LICENSE AGREEMENT FOR RUZURGI®. On July 11, 2022 (the Effective Date), the Company entered into an exclusive license agreement with Jacobus Pharmaceutical Company, Inc. (Jacobus), for the rights to develop and commercialize RUZURGI® in the U.S. and Mexico.

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front payment on the Effective Date, $10 million on the first annual anniversary of the Effective Date (July 11, 2023), and $10 million on the second annual anniversary of the Effective Date (July 11, 2024). The Company is also obligated to pay tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s amifampridine products in the U.S. that range from 1.25% to 2.5% based on whether there is a competing product or generic version of FIRDAPSE® being marketed or sold in the U.S.

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

Additionally, the Company also purchased from Jacobus approximately $4.1 million of RUZURGI® inventory previously manufactured by Jacobus, which was recorded as an expense in research and development expenses in the consolidated statements of operations and comprehensive income for 2022.

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
(ii)
As of December 31, 2024, the full $5.9 million has been paid in cash.

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

d.
LICENSE AGREEMENT FOR AGAMREE® (VAMOROLONE). In July 2023, the Company completed its acquisition from Santhera of an exclusive license for North America for AGAMREE® (vamorolone), a treatment for patients suffering with DMD which was approved by the FDA on October 26, 2023. On March 13, 2024, the Company announced the U.S. commercial launch of AGAMREE® for the treatment of DMD in patients aged two years or older. The license is for exclusive commercial rights in the U.S., Canada, and Mexico, as well as the right of first negotiation in Japan should Santhera pursue partnership opportunities in those jurisdictions. Additionally, the Company will hold North American rights for any future approved indications of AGAMREE®. The Company made an all-cash initial payment of $75 million at the closing of the acquisition to acquire the license.

Under the license agreement, the Company pays: (i) royalties to the licensor until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE® equal to 5% of net sales (as defined in the license agreement) in North America for any calendar year for sales equal to or less than $100 million (prior to December 31, 2025 only), 7% of net sales for sales in excess of $100 million and up to $200 million, 9% of net sales for sales in excess of $200 million and up to $300 million, 11% of net sales for sales in excess of $300 million; and (ii) royalties to the third party licensor of the rights sublicensed to the Company until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE® equal to 7% of net sales (as defined in the license agreement) in North America for any single calendar year for sales equal to or less than $250 million, 8.5% of net sales for sales in excess of $250 million and up to $500 million, 10% of net sales for sales in excess of $500 million and up to $750 million, 12% of net sales for sales in excess of $750 million and up to $1 billion, 13% of net sales for sales in excess of $1 billion and up to $2 billion and 15% of net sales for sales in excess of $2 billion. Furthermore, the Company may be obligated to pay Santhera sales-based milestones of up to $105 million as well as up to 11% percent royalties for all additional indications and milestones of up to $50 million for the first three additional indications.

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

Following the approval of the NDA for AGAMREE® on October 26, 2023, the Company became obligated to make a milestone payment of $36 million to Santhera. The $36 million payment was made during the fourth quarter of 2023. The Company capitalized the $36 million payment which is being amortized using the straight-line method over the product’s estimated useful life of 10.5 years.

The strategic equity investment in Santhera is accounted for as an investment in equity securities, and is recognized as a non-current asset, as the Company does not intend to sell the shares within 12 months. Since Santhera shares have a readily determinable fair value, the investment will be measured quarterly at fair value with changes reported in earnings in other income, net in the accompanying consolidated statements of operations and comprehensive income.

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
14.
Income Taxes.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.

The income tax expense for the years ended December 31, 2024, 2023 and 2022 consists of (in thousands):

	2024	2023	2022
Current - Federal	$52,876	$34,975	$12,858
Current - State	8,951	5,931	3,877
Deferred - Federal	(8,442)	(16,093)	4,739
Deferred - State	(1,011)	(1,712)	166
	$52,374	$23,101	$21,640

The reconciliation of income tax expense computed at the statutory federal income tax rate of 21% to amounts included in the statements of operations is as follows:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State tax	2.8%	3.1%	3.1%
Executive compensation limitation	4.1%	2.6%	3.6%
Tax credit	(0.1)%	—	(1.9)%
Stock compensation windfall	(4.1)%	(4.4)%	(5.6)%
Other	0.5%	2.1%	0.5%
	24.2%	24.4%	20.7%

14.
Income Taxes (continued).

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/(liabilities) as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Deferred compensation	$7,950	$6,473
Inventory	561	448
Intangible assets	29,167	24,847
Accrued expenses	4,863	788
Operating lease liability	762	854
Capitalized research	5,755	4,927
Total deferred tax assets	49,058	38,337
Deferred tax liabilities:
Prepaid expenses	(1,096)	(1,023)
Right-of use asset	(668)	(759)
Other	(1,312)	(11)
Total deferred tax liabilities	(3,076)	(1,793)
Deferred tax assets, net	$45,982	$36,544

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2024, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the above deferred taxes of approximately $46 million are realizable.

The Company has received several orphan drug designations by the FDA for products currently under development. The orphan drug designations allow the Company to claim increased federal tax credits for certain research and development activities.

An immaterial amount of interest and penalties were accrued through December 31, 2024 and 2023. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is not currently under income tax examinations by any tax authorities.

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At December 31, 2024 and December 31, 2023, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At December 31, 2024 and 2023, 120,879,099 and 107,121,549 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on March 22, 2021 and currently expires on March 22, 2025. No shares were repurchased during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, 1,000,000 shares were repurchased for an aggregate purchase price of approximately $6.9 million ($6.91 average price per share).

15.
Stockholders’ Equity (continued).

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

16.
Stock Compensation.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense as follows (in thousands):

	2024	2023	2022
Research and development	$1,779	$1,481	$1,729
Selling, general and administrative	20,472	12,769	6,178
Total stock-based compensation	$22,251	$14,250	$7,907

The Company may issue stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the Awards) to employees, directors, and consultants of the Company under the 2014 and 2018 Stock Incentive Plans (the 2014 Plan and the 2018 Plan or collectively, the Plans). At December 31, 2024, no shares remain available for future issuance under the 2014 Plan. Under the 2018 Plan, 21,000,000 shares are reserved for issuance and as of December 31, 2024, 2,254,102 shares remain available for future issuance.

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

During the years ended December 31, 2024, 2023 and 2022, options to purchase 3,429,184, 1,651,345 and 3,172,342 shares, respectively, of the Company’s common stock were exercised with gross proceeds to the Company of approximately $13.5 million, $2.8 million and $9.6 million, respectively. During the years ended December 31, 2024, 2023 and 2022, no options to purchase shares of the Company’s common stock were exercised on a “cashless” basis.

During the years ended December 31, 2024, 2023 and 2022 the Company recorded non-cash stock-based compensation expense related to stock options totaling approximately $16.8 million, $11.1 million and $6.3 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company granted seven-year options to purchase an aggregate of 2,476,946, 3,598,535 and 1,386,500 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants.

16.
Stock Compensation (continued).

Stock option activity under the Company’s Plans for the year ended December 31, 2024 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	14,177,488	$7.73
Granted	2,476,946	18.95
Exercised or released	(3,429,184)	3.94
Forfeited or cancelled	(137,337)	15.29
Expired	(11,124)	16.47
Outstanding at end of year	13,076,789	$10.76	4.26	$132,570
Exercisable at end of year	7,353,893	$6.53	2.93	$105,449

Other information pertaining to stock option activity during the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Weighted–average fair value of granted stock options	$9.53	$8.66	$8.52
Total fair value of vested stock options (in thousands)	$12,860	$8,278	$6,096
Total intrinsic value of exercised stock options (in thousands)	$53,230	$22,265	$31,881

As of December 31, 2024, there was approximately $41.7 million of unrecognized compensation expense related to non-vested stock option awards granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 2.72 years.

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

Assumptions used during the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Risk free interest rate	3.70% to 4.70%	3.55% to 4.92%	1.27% to 4.07%
Expected term	4.5 to 5.0 years	4.5 to 5.2 years	4.5 years
Expected volatility	54.1% to 61.5%	68.0% to 71.0%	68.4% to 69.5%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	—%	—%	—%

16.
Stock Compensation (continued).

Restricted Stock Units

Under the 2018 Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity for the year ended December 31, 2024 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	854,459	$12.48
Granted	228,029	20.45
Vested	(364,861)	11.19
Forfeited	(8,667)	18.59
Nonvested balance at end of year	708,960	$15.63

During the years ended December 31, 2024, 2023 and 2022, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $5.5 million, $3.2 million and $1.6 million, respectively.

17.
Benefit Plan.

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2024, 2023 and 2022, the Company’s matching contributions were approximately $1.2 million, $0.7 million and $0.5 million, respectively.

18.
Subsequent Events.

On January 8, 2025, the Company announced that it and its licensor, SERB have entered into a Settlement Agreement with Teva. This agreement resolves the patent litigation brought by the Company and SERB in response to Teva’s ANDA seeking approval to market a generic version of FIRDAPSE® (amifampridine) 10 mg tablets prior to the expiration of the applicable patents.

Pursuant to the terms of the settlement agreement, Teva has agreed not to market its generic version of FIRDAPSE® in the U.S. any earlier than February 25, 2035, if approved by the U.S. Food and Drug Administration, unless certain limited circumstances customarily included in these types of settlements occur. In accordance with the Agreement, the Company/SERB and Teva have terminated all ongoing patent litigation between them that is currently pending in the U.S. District Court for the District of New Jersey. The pending FIRDAPSE® patent litigation against the remaining defendants, Hetero (for all of FIRDAPSE®’s Orange Book-listed patents) and Lupin (only for Catalyst’s FIRDAPSE® patent expiring in 2037) is ongoing, and there can be no assurance whether such ongoing patent litigation will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to February 25, 2035.

On January 17, 2025, Charles B. O’Keeffe, an independent member of the Board of Directors (Board) of the Company, advised the Company of his decision to not stand for reelection at the 2025 annual meeting of the Company’s stockholders. Mr. O’Keeffe will continue to serve as a member of the Board until the 2025 annual meeting, when his current term will expire. Mr. O’Keeffe has been a member of the Board since December 2004 and currently serves as the Board’s Lead Independent Director. Mr. O’Keeffe’s intention to retire from the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On January 21, 2025, the Company reported that its sub-licensee in Japan, DyDo, has launched FIRDAPSE® Tablets 10 mg in Japan for the indication of improving muscle weakness in patients living with LEMS.

On February 13, 2025, Gregg Russo was promoted from VP, Head of Human Resources to Chief Human Resources Officer.