Form 10-Q
period 2025-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2025-05-07
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 121,975,152 shares of common stock, $0.001 par value per share, were outstanding as of May 5, 2025.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$580,656	$517,553
Accounts receivable, net	71,265	65,476
Inventory	19,778	19,541
Prepaid expenses and other current assets	14,019	21,039
Total current assets	685,718	623,609
Operating lease right-of-use asset, net	2,158	2,230
Property and equipment, net	1,239	1,354
License and acquired intangibles, net	147,327	156,672
Deferred tax assets, net	48,222	45,982
Investment in equity securities	24,208	21,564
Total assets	$908,872	$851,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,197	$16,593
Accrued expenses and other liabilities	100,452	104,085
Total current liabilities	111,649	120,678
Operating lease liability, net of current portion	2,681	2,786
Other non-current liabilities	259	315
Total liabilities	114,589	123,779
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 121,959,172 shares and 120,879,099 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	122	121
Additional paid-in capital	452,280	442,286
Retained earnings	341,898	285,161
Accumulated other comprehensive income (loss) (Note 4)	(17)	64
Total stockholders’ equity	794,283	727,632
Total liabilities and stockholders’ equity	$908,872	$851,411

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Product revenue, net	$141,400	$98,441
License and other revenue	21	68
Total revenues	141,421	98,509
Operating costs and expenses:
Cost of sales (a)	17,911	12,520
Research and development	3,887	2,581
Selling, general and administrative (a)	46,911	46,938
Amortization of intangible assets	9,345	9,344
Total operating costs and expenses	78,054	71,383
Operating income	63,367	27,126
Other income, net	7,919	1,963
Net income before income taxes	71,286	29,089
Income tax provision	14,549	5,814
Net income	$56,737	$23,275
Net income per share:
Basic	$0.47	$0.20
Diluted	$0.45	$0.19
Weighted average shares outstanding:
Basic	121,472,468	116,806,117
Diluted	126,957,982	123,403,626

Net income	$56,737	$23,275
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $25 and $4, respectively	(81)	(14)
Comprehensive income	$56,656	$23,261

__________________________________

(a)
exclusive of amortization of intangible assets

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2025 and 2024

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$—	120,879	$121	$442,286	$285,161	$64	$727,632
Stock-based compensation	—	—	—	5,850	—	—	5,850
Exercise of stock options for common stock	—	975	1	4,786	—	—	4,787
Issuance of common stock upon vesting of restricted stock units, net	—	105	—	(642)	—	—	(642)
Other comprehensive gain (loss)	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	56,737	—	56,737
Balance at March 31, 2025	$—	121,959	$122	$452,280	$341,898	$(17)	$794,283

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$—	107,122	$107	$266,488	$121,272	$14	$387,881
Issuance of common stock, net	—	10,000	10	140,694	—	—	140,704
Stock-based compensation	—	—	—	8,248	—	—	8,248
Exercise of stock options for common stock	—	664	1	1,521	—	—	1,522
Issuance of common stock upon vesting of restricted stock units, net	—	244	—	(204)	—	—	(204)
Other comprehensive gain (loss)	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	23,275	—	23,275
Balance at March 31, 2024	$—	118,030	$118	$416,747	$144,547	$—	$561,412

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income	$56,737	$23,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	115	86
Stock-based compensation	5,850	8,248
Amortization of intangible assets	9,345	9,344
Deferred taxes	(2,321)	(1,746)
Accretion of discount	(60)	153
Reduction in the carrying amount of right-of-use asset	72	68
Change in fair value of equity securities	(2,644)	1,144
(Increase) decrease in:
Accounts receivable, net	(5,789)	(6,979)
Inventory	(237)	(4,309)
Prepaid expenses and other current assets	7,020	(1,210)
Increase (decrease) in:
Accounts payable	(5,396)	(4,534)
Accrued expenses and other liabilities	(2,552)	8,474
Operating lease liability	(97)	(89)
Net cash provided by (used in) operating activities	60,043	31,925
Investing Activities:
Purchases of property and equipment	—	(199)
Net cash provided by (used in) investing activities	—	(199)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(642)	(204)
Proceeds from exercise of stock options	4,787	1,522
Payment of liabilities arising from asset acquisition	(1,085)	(973)
Proceeds from issuance of common stock	—	141,000
Payment of fees in connection with issuance of common stock	—	(296)
Net cash provided by (used in) financing activities	3,060	141,049
Net increase (decrease) in cash and cash equivalents	63,103	172,775
Cash and cash equivalents – beginning of period	517,553	137,636
Cash and cash equivalents – end of period	$580,656	$310,411
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$639	$—
Cash paid for interest	$103	$65

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

The Company’s New Drug Application (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (LEMS) was approved in 2018 by the U.S. Food & Drug Administration (FDA), and FIRDAPSE® is commercially available in the U.S. as a treatment for adults with LEMS. Further, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE® for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE® is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals, Inc. (KYE). In the third quarter of 2022, the FDA approved the Company’s supplemental New Drug Application approving an expansion of the FIRDAPSE® label to include pediatric patients (ages six and older). In the second quarter of 2024, the FDA approved the Company’s supplemental New Drug Application increasing the indicated maximum daily dose of FIRDAPSE® for adults and pediatric patients weighing more than 45 kg from 80 mg to 100 mg for the treatment of LEMS.

On December 17, 2022, the Company entered into an asset purchase agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® CIII, a prescription medication used alone or in combination with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. The Company closed the acquisition of the U.S. rights to FYCOMPA® on January 24, 2023 and is now marketing FYCOMPA® in the U.S.

In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for AGAMREE®, a treatment for patients suffering from Duchenne muscular dystrophy (DMD). The license is for exclusive commercial rights in the U.S., Canada, and Mexico. Additionally, the Company holds the North American rights for any future approved indications of AGAMREE®. AGAMREE® previously received FDA Orphan Drug and Fast Track designations and on October 26, 2023, the FDA approved AGAMREE® oral suspension 40 mg/ml for the treatment of DMD in patients aged two years and older. On March 13, 2024, the Company commercially launched AGAMREE® in the U.S.

The Company has devoted substantially all its efforts since inception to selling its products, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and research and development. The Company has been able to fund its cash needs to date through profits generated from sales of its drug products and through offerings of its securities. See Note 15 (Stockholders’ Equity).

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

2.
Basis of Presentation and Significant Accounting Policies.
a.
INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2024 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period or for the full 2025 fiscal year.

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
e.
INVESTMENTS. At March 31, 2025 and December 31, 2024, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

U.S. Treasuries held at March 31, 2025 and December 31, 2024 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in its consolidated balance sheets.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).
f.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowances for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At March 31, 2025 and December 31, 2024, the Company determined that an allowance for expected credit losses was not required. No amounts were written off during the periods presented.
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

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and certain components of accrued expenses and other liabilities. At March 31, 2025 and December 31, 2024, the fair value of these instruments approximated their carrying value as a result of their respective short-term duration.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$369,471	$369,471	$—	$—
U.S. Treasuries	$164,320	$164,320	$—	$—
Investment in equity securities:
Equity securities	$24,208	$24,208	$—	$—

2.
Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$109,947	$109,947	$—	$—
U.S. Treasuries	$329,457	$329,457	$—	$—
Investment in equity securities:
Equity securities	$21,564	$21,564	$—	$—

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
o.
SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program that authorized the repurchase of up to $40 million of the Company’s common stock. The share repurchase program expired in March 2025.
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

The Company also may generate revenues from payments received under collaborative and licensing arrangements. Collaborative and license agreement payments may include nonrefundable fees at the inception of the agreements, contingent payments for specific achievements designated in the agreements, and/or net profit-sharing payments on sales of products resulting from the collaborative and license agreements. For a complete discussion of accounting for collaborative and licensing arrangements, see Revenues from Collaboration and Licensing Arrangements below.

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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, substantially all of the Company’s product revenues were from sales to customers in the U.S.

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended March 31,
	2025	2024
FIRDAPSE®	$83,731	$66,842
FYCOMPA®	35,627	30,425
AGAMREE®*	22,042	1,174
Total product revenue, net	$141,400	$98,441

_________________

*AGAMREE® net product revenue for the three months ended March 31, 2024 is for the period between March 13, 2024 (date of commercial launch) and March 31, 2024.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2025 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2025 and 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.
Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through March 31, 2025 and 2024, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).

Government Rebates: The Company is subject to discount obligations under state Medicaid, Medicare and other government programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For reserves related to the sale of its products, there is an establishment of a current liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets. For Medicare, the Company historically estimated the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program; however, the coverage gap program was replaced with a redesign of the Medicare program under the Inflation Reduction Act (IRA).

While most components of the new Medicare program began in 2025, the inflation penalty portion was effective as of 2024. Specifically, the program imposes manufacturer rebates on certain Part B and Part D drugs when prices rise faster than the rate of inflation. The Company has estimated this potential impact and has accounted for these inflation-related rebates, as well as the other components of the program, as a reduction of product revenue to the extent they apply to its drug portfolio. Similar to the coverage gap rebates, the associated reserve is accrued for as a current liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

The agreements provide for milestone payments upon achievement of development, regulatory and commercial events. The Company accounts for milestone payments as variable consideration in accordance with Topic 606. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, these options are considered performance obligations. Revenue is included in license and other revenue in the Company’s consolidated statements of operations and comprehensive income.

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

r.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $2.6 million and $3.9 million in advertising costs during the three months ended March 31, 2025 and 2024, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
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

As of March 31, 2025, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, FYCOMPA®, and AGAMREE® to constitute virtually all of the Company’s product revenue for the foreseeable future.

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

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
Customer A	74.0%	69.1%
Customer B	6.4%	10.5%
Customer C	8.3%	10.1%
Total	88.7%	89.7%

u.
ROYALTIES. Royalties incurred in connection with the Company’s license agreements for its products, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

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

w.
COMPREHENSIVE INCOME. U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended March 31,
	2025	2024
Basic weighted average common shares outstanding	121,472,468	116,806,117
Effect of dilutive securities	5,485,514	6,597,509
Diluted weighted average common shares outstanding	126,957,982	123,403,626

Outstanding common stock equivalents totaling approximately 2.4 million and 5.2 million, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2025 and 2024, respectively, as their effect would be anti-dilutive.

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

The following table illustrates information about significant segment expenses, inclusive of stock-based compensation:

	For the Three Months Ended March 31,
	2025	2024
Research and development	$3,887	$2,581
Selling	32,100	26,998
General and administrative (a)	14,811	19,940
Total	$50,798	$49,519

__________________________________________

(a) exclusive of amortization of intangible assets

2.
Basis of Presentation and Significant Accounting Policies (continued).
z.
RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
aa.
RECENTLY ISSUED ACCOUNTING STANDARDS. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires significant disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively and is effective for the Company for annual periods beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2025, and it will include the necessary disclosures in its annual Form 10-K. The disclosures are required on an annual basis so there was no impact to this Form 10-Q.

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

3.
Investments.

Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At March 31, 2025:
U.S. Treasuries - Cash equivalents	$164,320	$—	$22	$164,342
Total	$164,320	$—	$22	$164,342
At December 31, 2024:
U.S. Treasuries - Cash equivalents	$329,457	$84	$—	$329,373
Total	$329,457	$84	$—	$329,373

There were no realized gains or losses from available-for-sale securities during the three months ended March 31, 2025 and 2024.

The estimated fair values of available-for-sale securities at March 31, 2025, by contractual maturity, are summarized as follows (in thousands):

March 31, 2025
Due in one year or less	$164,320

	For the Three Months Ended March 31,
	2025	2024
Equity securities:
Net gains (losses) recognized during the period on equity securities	$2,644	$(1,144)
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$2,644	$(1,144)

There were no purchases or sales of equity securities during the three months ended March 31, 2025 and 2024.

4.
Accumulated Other Comprehensive Income (Loss).

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale securities (in thousands), the Company’s only component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2025 and 2024.

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$64
Other comprehensive gain (loss) before reclassifications	(81)
Net current period other comprehensive gain (loss)	(81)
Balance at March 31, 2025	$(17)

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$14
Other comprehensive gain (loss) before reclassifications	(14)
Net current period other comprehensive gain (loss)	(14)
Balance at March 31, 2024	$—

5.
Inventory.

Inventory consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$7,435	$6,518
Work-in-process	4,224	3,445
Finished goods	8,119	9,578
Total inventory	$19,778	$19,541

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid manufacturing costs	$470	$206
Prepaid tax	1,817	7,959
Prepaid insurance	1,148	1,660
Prepaid subscriptions fees	1,316	1,233
Prepaid research fees	1,079	1,135
Prepaid commercialization expenses	5,154	4,957
Due from collaborative and licensing arrangements	21	11
Prepaid conference and travel expenses	766	1,287
Prepaid co-pay assistance program	824	1,561
Interest receivable	972	536
Other	452	494
Total prepaid expenses and other current assets	$14,019	$21,039

7.
Operating Leases.

The Company has an operating lease agreement for its corporate office that commenced in March 2021 for approximately 10,700 square feet of space. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. The Company has no obligations under finance leases.

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$108	$108

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$132	$129
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$22	$22

Supplemental balance sheet information related to lease was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$2,158	$2,230
Other current liabilities	$410	$402
Operating lease liabilities, net of current portion	2,681	2,786
Total operating lease liabilities	$3,091	$3,188

As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term was 6.1 years and 6.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of March 31, 2025 and December 31, 2024.

Remaining payments of lease liabilities as of March 31, 2025 were as follows (in thousands):

2025 (remaining nine months)	$405
2026	553
2027	570
2028	587
2029	605
Thereafter	835
Total lease payments	3,555
Less: imputed interest	(464)
Total	$3,091

Rent expense was approximately $0.1 million for each of the three-month periods ended March 31, 2025 and 2024.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and equipment	$1,050	$1,050
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(1,235)	(1,120)
Total property and equipment, net	$1,239	$1,354

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at March 31, 2025 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$6,319	$27,250
License and acquired intangibles for FYCOMPA®	158,143	69,209	88,934
License and acquired intangibles for AGAMREE®	36,000	4,857	31,143
Total	$227,712	$80,385	$147,327

The following table presents the Company’s intangible assets at December 31, 2024 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$5,739	$27,830
License and acquired intangibles for FYCOMPA®	158,143	61,301	96,842
License and acquired intangibles for AGAMREE®	36,000	4,000	32,000
Total	$227,712	$71,040	$156,672

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI®, FYCOMPA® and AGAMREE® was approximately 14.5 years, 5 years and 10.5 years, respectively.

The Company recorded approximately $0.6 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during each of the three months ended March 31, 2025 and 2024, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $7.9 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during each of the three months ended March 31, 2025 and 2024, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded approximately $0.9 million in amortization expense related to the licensed and acquired intangibles for AGAMREE® during each of the three months ended March 31, 2025 and 2024, within cost of sales in the consolidated statement of operations and comprehensive income. Amortization of the FYCOMPA®, RUZURGI® and AGAMREE® intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income.

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2025 (remaining nine months)	$28,033
2026	37,378
2027	37,378
2028	7,705
2029	5,750
Thereafter	31,083
Total	$147,327

At March 31, 2025 and December 31, 2024, the weighted average amortization period remaining for intangible assets was 5.2 years and 5.4 years, respectively.

There were no impairment charges recognized on definite-lived intangibles for the three months ended March 31, 2025 or 2024.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued preclinical and clinical trial expenses	$1,015	$267
Accrued professional fees	8,263	11,011
Accrued compensation and benefits	6,605	10,746
Accrued license fees	14,108	30,991
Accrued purchases	530	447
Operating lease liability	410	402
Accrued gross-to-net revenue liabilities	53,287	44,939
Accrued income tax	11,087	894
Due to licensor	2,497	3,582
Accrued interest payable	425	389
Other	2,225	417
Current accrued expenses and other liabilities	100,452	104,085
Lease liability – non-current	2,681	2,786
Other – non-current	259	315
Non-current accrued expenses and other liabilities	2,940	3,101
Total accrued expenses and other liabilities	$103,392	$107,186

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

In July 2024, a termination and mutual release agreement was finalized between Endo and the Company that discontinued work on the collaboration for development and commercialization of vigabatrin. The end of the collaboration did not have a material impact on the Company's consolidated financial statements.

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

11.
Collaborative and Licensing Arrangements (continued).

Under the agreement, KYE will be responsible for obtaining regulatory approval of the product from Health Canada and the Company will supply product to KYE. Further, the Company received an upfront payment from KYE and will be eligible to receive further reimbursement, sales milestones and sales royalties for AGAMREE®. See Note 17 (Subsequent Events).

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

Revenue from sales by KYE are recognized in the quarter in which the sales occurred.

Revenues from the arrangements with KYE for the three months ended March 31, 2025 and 2024 were not material. Revenue is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

On September 24, 2024, DyDo advised the Company that the Ministry of Health, Labour and Welfare (MHLW) had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS and on January 21, 2025, DyDo launched FIRDAPSE® in Japan.

There was $1.1 million and $0 in revenue from the arrangement with DyDo for the three months ended March 31, 2025 and 2024, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income.

12.
Commitments and Contingencies.

In May 2019, the FDA approved a NDA for RUZURGI®, Jacobus’ version of amifampridine (3,4-DAP), for the treatment of pediatric LEMS patients (ages 6 to under 17). In June 2019 the Company filed suit against the FDA and several related parties challenging this approval and related drug labeling. Jacobus later intervened in the case. The Company ultimately prevailed in its litigation in September 2021 when the U.S. Court of Appeals for the 11th Circuit determined that the FDA's approval of RUZURGI® violated the Company's rights to Orphan Drug Exclusivity.

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

12.
Commitments and Contingencies (continued).

Finally, in October 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Life Science Pty Ltd. (Inventia)), and the Company filed a similar lawsuit against that manufacturer in November 2023. On July 30, 2024, the Company settled its patent litigation with Inventia for FIRDAPSE®. In that settlement, Inventia acknowledged both the validity of the Company's FIRDAPSE® patents and also the infringement by the ANDA filer's product of the Company's patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration scheduled for February 2037, or the earlier entry into the market of another ANDA product meeting certain conditions.

At this time, a trial date has not been set for a trial with either of the remaining defendants, but the Company expects that a trial date for either or both cases may be set for sometime in the fourth quarter of 2025 or the first quarter of 2026 should one or both of the matters fail to settle prior to trial. Of course, any final trial dates will be subject to the judge’s management of his docket for all pending matters. Since the outcome of patent litigation with Paragraph IV challengers is always uncertain, there can be no assurance that the Company will prevail in these litigations.

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

13.
Agreements.
a.
LICENSE AGREEMENT FOR FIRDAPSE®. On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to FIRDAPSE®. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement) in each country for any calendar year for sales up to $100 million, with the rate increasing to 10% of net sales for any total net sales in excess of $100 million in North America; and (ii) royalties to the third party licensor of the rights sublicensed to the Company for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement between BioMarin and the third party licensor) in any calendar year for the duration of any regulatory exclusivity within a territory and 3.5% for territories in any calendar year in territories without regulatory exclusivity.

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

b.
LICENSE AGREEMENT FOR RUZURGI®. On July 11, 2022 (the Effective Date), the Company entered into an exclusive license agreement with Jacobus, for the rights to develop and commercialize RUZURGI® in the U.S. and Mexico.

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

c.
ACQUISITION OF U.S. RIGHTS FOR FYCOMPA®. On January 24, 2023, the Company acquired the U.S. Rights for FYCOMPA® CIII a commercial stage epilepsy asset, from Eisai. The aggregate consideration for the acquisition was $164.2 million in cash, including the reimbursement of certain liabilities and the payment of transaction costs.

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
(ii)
As of September 30, 2023, the full $5.9 million was paid in cash.

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

d.
LICENSE AGREEMENT FOR AGAMREE®. In July 2023, the Company completed its acquisition from Santhera of an exclusive license for North America for AGAMREE®, a treatment for patients suffering with DMD which was approved by the FDA on October 26, 2023. On March 13, 2024, the Company announced the U.S. commercial launch of AGAMREE® for the treatment of DMD in patients aged two years or older. The license is for exclusive commercial rights in the U.S., Canada, and Mexico. Additionally, the Company will hold North American rights for any future approved indications of AGAMREE®. The Company made an all-cash initial payment of $75 million at the closing of the acquisition to acquire the license.

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

The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

License and acquired intangibles for AGAMREE® (IPR&D)	$81,513
Investment in Santhera(i)	13,465
Total purchase consideration	$94,978

(i)
The fair value of the investment in Santhera was determined based on the closing market price (CHF 8.25) of Santhera shares and the exchange rate (1.1537) of CHF to USD on the date the shares were transferred, July 19, 2023.

In accordance with FASB ASC 730-10-25, as AGAMREE® had not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D asset acquired (which includes all transaction costs related to the transactions with Santhera) was immediately expensed to research and development. The Company may be obligated to pay Santhera sales-based milestones of up to $105 million, which includes a sales-based milestone payment of up to $12.5 million upon achievement of revenues of $100 million. Such sales-based milestone payments are capitalized as intangible assets and amortized to cost of sales over the remaining estimated useful life of the approved product when the milestone is achieved and becomes payable by the Company. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize all royalty payments in cost of sales as revenue from product sales is recognized.

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

14.
Income Taxes.

The Company’s effective income tax rate was 20.4% and 20.0% for the three months ended March 31, 2025 and 2024, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes, fluctuations in the value of investments and anticipated annual permanent differences offset by equity compensation deductions.

The Company had no uncertain tax positions as of March 31, 2025 and December 31, 2024.

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At March 31, 2025 and December 31, 2024, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At March 31, 2025 and December 31, 2024, 121,959,172 and 120,879,099 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In March 2021, the Company’s Board of Directors approved a share repurchase program that authorized the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on March 22, 2021 and expired on March 22, 2025. No shares were repurchased during the three months ended March 31, 2025 and 2024.

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

16.
Stock Compensation.

For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Research and development	$425	$509
Selling, general and administrative	5,425	7,739
Total stock-based compensation	$5,850	$8,248

Stock Options

As of March 31, 2025, there were outstanding stock options to purchase 12,577,619 shares of common stock, of which stock options to purchase 7,079,684 shares of common stock were exercisable.

During the three months ended March 31, 2025 and 2024, the Company granted seven-year term options to purchase an aggregate of 510,956 and 793,495 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $4.8 million and $5.4 million, respectively, during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, options to purchase 975,155 shares and 664,432 shares, respectively, of the Company’s common stock were exercised, with proceeds of $4.8 million and $1.5 million, respectively, to the Company.

As of March 31, 2025, there was approximately $42.2 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.6 years.

16.
Stock Compensation (continued).

Restricted Stock Units

The Company granted 3,439 and 35,693 restricted stock units during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $1.1 million and $2.9 million, respectively.

As of March 31, 2025, there was approximately $8.3 million of unrecognized compensation expense related to non-vested restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.7 years.

17.
Subsequent Events.

On April 8, 2025, the Company reported that its sub-licensee in Canada, KYE, has announced that Health Canada has accepted the New Drug Submission for AGAMREE®, a novel corticosteroid treatment for DMD, for review. The submission has been granted Priority Review, expediting the regulatory process with the potential for marketing authorization before the end of 2025. If approved, AGAMREE® would be the first and only treatment option indicated for patients diagnosed with DMD in Canada.

On May 1, 2025, the Company notified Santhera that it was repudiating its right of first negotiation for the territorial rights to commercialize AGAMREE® in Japan.

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the first quarter of fiscal 2025.
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
•
Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
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

OVERVIEW

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently market three drug products, FIRDAPSE® (amifampridine), FYCOMPA® (perampanel), and AGAMREE® (vamorolone). We are also currently seeking to further expand our drug portfolio, with a focus on acquiring the rights to late-stage products to treat orphan, rare diseases across therapeutic areas. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful positive impact on those affected by these conditions.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with LEMS, and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg for the treatment of LEMS to include pediatric patients six years of age and older. Additionally, on May 30, 2024, the FDA approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We believe that this sNDA approval offers healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS.

At this time, we have a total of 54 field personnel supporting FIRDAPSE® and AGAMREE®. We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 21 field personnel, including sales (Regional Account Managers and Area Business Directors) and thought leader liaisons. These field personnel have also supported AGAMREE® from its commercial launch in March 2024 through the end of the first quarter 2025. There are also 17 patient assistance and insurance navigation support (Patient Access Liaisons) who support both FIRDAPSE® and AGAMREE®. In addition, we have 13 medical science liaisons who are helping educate the medical community about scientific literature concerning our products and the diseases they treat. Further, we use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Finally, we continue to make available at no-cost a LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

When we launched AGAMREE®, in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE® as well through March 31, 2025. In early 2025, we made a strategic decision to split each of these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This change is being made in an effort to allow us to better focus the support for each product. This division of our field-based forces into two units became effective on April 1, 2025.

Further, we are continuing to expand our digital and social media activities to introduce our products and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including the Myasthenia Gravis Foundation of America, the National Organization for Rare Disorders, and the LEMS Family Association) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat these rare diseases and the patients they treat.

We are supporting the distribution in the U.S. of FIRDAPSE® through Catalyst Pathways®, our personalized treatment support program for patients who enroll in it. Catalyst Pathways® is a single source for personalized treatment support, education and guidance through the challenging dosing and titration regimen required to reach an effective therapeutic dose. The program also includes distributing the drug through a very small group of exclusive specialty pharmacies (primarily AnovoRx), which is consistent with the way that most drug products for ultra-orphan diseases are distributed and dispensed to patients. We believe that by using specialty pharmacies in this way, the task, which can be difficult, of navigating the health care system is far better for the patient needing treatment for their rare disease and the health care community in general.

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for orphan and ultra-orphan, rare diseases, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to as little as $0 whenever possible. Our FIRDAPSE® co-pay assistance program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we are donating, and committing to continue to donate, money to qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need, who meet those independent organizations' guidelines. In addition, we have a program in place for patients who are uninsured and underinsured. Subject to compliance with regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE® is currently marketed for the treatment of LEMS in Canada through our exclusive sublicensee, KYE. We supply product to KYE at agreed upon prices and we are also eligible to earn sales milestones and sales royalties based on net revenues from sales of the product in Canada.

In December 2023, DyDo Pharma, Inc. (DyDo), our sub-licensee for FIRDAPSE® in Japan, filed a NDA with the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan seeking approval to commercialize FIRDAPSE® for the treatment of LEMS in Japan. Upon acceptance of the Japan NDA by the PMDA in December 2023, our license for FIRDAPSE® automatically expanded to include other key markets in Asia and Latin America, and we are currently seeking opportunities to expand FIRDAPSE®’s global footprint through strategic agreements (with the current focus on the Asia Pacific and Latin American regions). Further, in September 2024, DyDo advised us that the Ministry of Health, Labour and Welfare (MHLW) had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan. Finally, DyDo began commercialization of FIRDAPSE® in Japan on January 21, 2025. We will generate revenue through the receipt of additional milestone payments, as such milestones are achieved, and a transfer price on the product supplied by us to DyDo, in lieu of royalties.

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

Additionally, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Life Science Pty Ltd. (Inventia)), and we filed a similar lawsuit against that manufacturer in November 2023 in the U.S. District Court for the District of New Jersey. On July 30, 2024, we settled this patent litigation with Inventia for FIRDAPSE®. In this settlement, Inventia acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

At this time, a trial date has not been set for a trial with either of the remaining defendants, but we expect that a trial date for either or both cases may be set for sometime in the fourth quarter of 2025 or the first quarter of 2026 should one or both of the matters fail to settle prior to trial. Of course, any final trial dates will be subject to the judge’s management of his docket for all pending matters. Since the outcome of patent litigation with Paragraph IV challengers is always uncertain, there can be no assurance as to whether we will prevail in these litigations.

AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (AGAMREE® License Agreement) and an Investment Agreement (Investment Agreement) with Santhera Pharmaceuticals Holding AG (collectively, Santhera). Under the AGAMREE® License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE®, a novel corticosteroid for the treatment of DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

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

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On May 5, 2025, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 14.52 per share (approximately $17.62 USD based on then-current exchange rates).

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

On March 13, 2024, utilizing our FIRDAPSE® field-based force, we launched AGAMREE® for the treatment of DMD in the U.S. for patients aged two years or older. During the first quarter of 2024, in connection with our preparation for the commercial launch of AGAMREE®, we incurred substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses. Initially, we added approximately 10 additional members to our FIRDAPSE® team, and our commercial team marketed both products. However, in early 2025, we made a strategic decision to split our commercial field-based force into two units, one expressly focused on the marketing of FIRDAPSE® and one expressly focused on the marketing of AGAMREE®. This change is expected to allow us to better focus on the market for each product. The division of our field-based forces into two units was effective April 1, 2025. We now sell AGAMREE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 16 field sales personnel (Regional Account Managers and Area Business Directors).

We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Additionally, we have donated and intend to continue to donate funds to one or more qualified, independent charitable financial foundations who assist U.S. DMD patients in financial need for paying the costs of care including medication, to the extent permitted by each such organization's guidelines.

DMD, the most common form of muscular dystrophy, is a rare and life-threatening neuromuscular disorder characterized by progressive muscle dysfunction, ultimately leading to loss of ambulation, respiratory failure, and fatality. Current standard treatment for DMD involves corticosteroids, which often come with significant side effects. It is estimated that between 11,000 and 13,000 people in the U.S. are affected by DMD, with approximately 70% of patients currently receiving a corticosteroid treatment. Steroids are expected to remain the foundation of therapy for DMD patients and dosed concomitantly with other therapies.

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

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patents ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Additionally, on January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the reimbursement for AGAMREE® for the treatment of DMD. This agreement makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients four (4) years of age and older, independent of the underlying genetic mutation.

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

Further, we have established a joint steering committee with Santhera that is overseeing the lifecycle management and development of AGAMREE®. There can be no assurance that we can develop our product for the treatment of diseases other than DMD. Additionally, we are currently working to validate a U.S. manufacturing site.

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

On July 23, 2024 we entered into a license, supply and commercialization agreement with KYE, which is already our sublicensee for FIRDAPSE® in Canada, granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE is responsible for obtaining regulatory approval of the product from Health Canada (of which there can be no assurance), and we will supply product to KYE. On April 8, 2025, we announced that Health Canada had accepted for review KYE's New Drug Submission (NDS) for AGAMREE®. The NDS submission was granted priority review, which expedites the regulatory process. There can be no assurance that the NDS will be approved, and even if approved, that KYE will be successful in commercializing AGAMREE® in Canada.

On May 1, 2025, we notified Santhera that we were repudiating our right of first negotiation for the territorial rights to commercialize AGAMREE® in Japan. This decision was reached after approximately 2 years of due diligence and is not expected to have a material impact on our consolidated financial statements.

FYCOMPA®

On December 17, 2022, we entered into an agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a box warning label. FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children four years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

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

We sell FYCOMPA® in the U.S. through a field-based force experienced in epilepsy products consisting at this time of approximately 18 field personnel, including sales (Regional Account Managers and Area Business Directors), and payor reimbursement (National Account Managers). Further, since January 1, 2024, FYCOMPA® is being sold and distributed through a 3PL organization under our contracts.

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

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs and expanding the geographical footprint of our existing products. In that regard, we are currently exploring clinically differentiated and adequately de-risked opportunities, with a keen focus on orphan, rare disease products across therapeutic areas. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential licensing, asset acquisitions, and geographical expansion opportunities with our existing products. We continue to employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, other than the recent sublicense agreement described above between the Company and KYE for AGAMREE® in Canada, no definitive agreements have been entered into to-date, and there can be no assurance that any of the Company's business development initiatives will be successful.

Capital Resources

At March 31, 2025, we had cash and investments of approximately $580.7 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our projections about the commercialization of FYCOMPA® after the expiration of its patents will be correct, or that we will continue to be profitable and cash flow positive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

During the three months ended March 31, 2025, we generated revenues from product sales of FIRDAPSE®, FYCOMPA®, and AGAMREE®. We expect these revenues to fluctuate in future periods based on our sales of FIRDAPSE®, FYCOMPA®, and AGAMREE®.

We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE launched FIRDAPSE® in Canada. During the three months ended March 31, 2025, revenues generated under our collaboration agreement with KYE were immaterial. In July 2024, we announced that we had entered into a collaboration agreement with KYE for the launch of AGAMREE® in Canada.

On September 24, 2024, we were informed by DyDo that it had received approval of its New Drug Application for the sale of FIRDAPSE® in Japan. Further, DyDo informed us that they had launched FIRDAPSE® in Japan in January 2025.

We expect revenues from both the KYE and DyDo agreements to be immaterial in 2025 as distribution ramps up in each jurisdiction and KYE seeks approval to market AGAMREE® in Canada.

Cost of Sales.

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

Income Taxes.

Our effective income tax rate is the ratio of income tax expense over our net income before income taxes.

Recently Issued Accounting Standards.

For discussion of recently issued accounting standards, please see Note 2, “Basis of Presentation and Significant Accounting Policies,” in the consolidated financial statements included in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2024 Annual Report on Form 10-K that we filed with the SEC on February 26, 2025. Our most critical accounting policies and estimates include: accounting for revenue recognition, valuation of intangible assets, stock-based compensation and valuation allowance for deferred tax assets. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K.

Results of Operations

Revenues.

For the three months ended March 31, 2025, we recognized total revenues of approximately $141.4 million, which included approximately $141.4 million in net revenue from product sales primarily in the U.S., compared to approximately $98.5 million in total revenues, which included approximately $98.4 million in net revenues from product sales primarily in the U.S., for the three months ended March 31, 2024.

FIRDAPSE® net sales were approximately $83.7 million for the three months ended March 31, 2025, compared to approximately $66.8 million for the three months ended March 31, 2024.

AGAMREE® net sales were approximately $22.0 million for the three months ended March 31, 2025, compared to approximately $1.2 million for the period between March 13, 2024 (date of commercial launch) and March 31, 2024.

FYCOMPA® net sales were approximately $35.6 million for the three months ended March 31, 2025, compared to approximately $30.4 million for the three months ended March 31, 2024.

The increase of approximately $43.0 million in net product revenues when comparing the three months ended March 31, 2025 and 2024 was primarily due to the commercialization of AGAMREE® in March 2024 and related product sales. Additionally, FIRDAPSE® net product revenue increased by approximately $16.9 million or 25.3%, primarily driven by an increase in sales volumes, a portion of which is attributed to a delay in patient claims to certain non-Medicare payors in certain states resulting from the Change Healthcare cybersecurity incident that occurred in the first quarter of 2024 and was resolved in the second quarter of 2024. Further, FYCOMPA® net product revenue increased by approximately $5.2 million or 17.1%, which included a reduction in variable consideration (gross-to-net) resulting from a decrease in wholesaler distribution fees.

In the first quarter of each calendar year, like many companies in our industry, we were also impacted by the reset of patient insurance deductibles.

We expect that product revenue, net for FYCOMPA® will likely decrease once the patent protection expires, which occurs on May 23, 2025 for the tablets and on December 15, 2025 for the oral suspension.

For the three month periods ended March 31, 2025 and 2024, we recognized $21 thousand and $0.1 million, respectively, in license and other revenue.

Cost of Sales.

Cost of sales was approximately $17.9 million for the three months ended March 31, 2025, compared to $12.5 million for the three months ended March 31, 2024. Cost of sales in both periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the three months ended March 31, 2025 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the three months ended March 31, 2025 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. Royalties on sales of AGAMREE® in future years may increase as a percentage of net sales exceed certain amounts of net revenues over $100 million. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $9.3 million for each of the three month periods ended March 31, 2025 and 2024. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years and the AGAMREE® rights, which are amortized using the straight-line method over its estimated useful life of 10.5 years.

Each fiscal quarter, we review the value of our intangible assets to determine if they are impaired. If we determine one or more of our intangible assets are impaired during a future period we would record a charge in the amount of that impairment.

Research and Development Expenses.

Research and development expenses for the three months ended March 31, 2025 and 2024 were approximately $3.9 million and $2.6 million, respectively, and represented approximately 5% and 4% of total operating costs and expenses, respectively. Research and development expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Salary and benefit expense	$1,112	$743	369	49.7
Employee stock-based compensation expense	425	509	(84)	(16.5)
Research and clinical trial expense	2,090	1,138	952	83.7
Additional research and development expense	260	191	69	36.1
Total research and development expenses	$3,887	$2,581	1,306	50.6

Research and development expenses remained relatively consistent during the three months ended March 31, 2025 when compared to the same period in 2024. During the three months ended March 31, 2025, research and development expenses consisted of costs for company-sponsored research and development activities, support for selected investigator-sponsored research, and support for our commercial activities.

We expect that research and development activities may become more significant in the future if we seek to execute on the development of additional indications for FIRDAPSE® and AGAMREE® and on our portfolio expansion efforts.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for both the three months ended March 31, 2025 and 2024 were approximately $46.9 million and represented approximately 60% and 66% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Selling	$29,901	$25,321	4,580	18.1
General and administrative	11,585	13,878	(2,293)	(16.5)
Employee stock-based compensation	5,425	7,739	(2,314)	(29.9)
Total selling, general and administrative expenses	$46,911	$46,938	(27)	(0.1)

For the three months ended March 31, 2025, selling, general and administrative expenses remained relatively consistent when compared to the same period in 2024. The increase in selling expenses was primarily attributable to an increase in employee compensation related to annual merit increases and an increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®. Further, the decrease in general and administrative expenses was primarily due to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients. Finally, the decrease in stock-based compensation expense was primarily due to a charge related to the retirement of two former executive officers, which was recorded during the first quarter of 2024 upon lapse of the applicable revocation periods under the respective separation agreements with these former executives.

We expect that selling, general, and administrative expenses will continue to be substantial in future periods as we continue to sell FIRDAPSE® and AGAMREE® and as we take other steps in an effort to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three months ended March 31, 2025 and 2024 was $5.9 million and $8.2 million, respectively. In the 2025 and 2024 periods, grants were principally for stock options and restricted stock units related to year-end bonus awards and grants to new employees. The 2024 period included stock-based compensation related to the retirement of two former executive officers, which was recorded during the first quarter of 2024 upon lapse of the applicable revocation periods under the respective separation agreements with these former executives.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of approximately $7.9 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in other income, net for the three months ended March 31, 2025 when compared to the same period in 2024 was primarily due to higher invested balances and an increase in the share price of our investment in Santhera.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest income, net	$5,275	$3,107
Net gains (losses) recognized during the period on equity securities	2,644	(1,144)
Total other income, net	$7,919	$1,963

Income Taxes.

Our effective income tax rate was approximately 20.4% and 20.0% for the three months ended March 31, 2025 and 2024, respectively. Differences in our effective tax and the statutory federal income tax of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher than it was for the three months ended March 31, 2025).

We had no material uncertain tax positions as of March 31, 2025 and December 31, 2024.

Net Income.

Our net income was approximately $56.7 million for the three months ended March 31, 2025 ($0.47 per basic and $0.45 per diluted share) as compared to approximately $23.3 million for the three months ended March 31, 2024 ($0.20 per basic and $0.19 per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through revenues from product sales and multiple offerings of our securities. At March 31, 2025 we had cash and cash equivalents aggregating $580.7 million and working capital of $574.1 million. At December 31, 2024 we had cash and cash equivalents aggregating $517.6 million and working capital of $502.9 million. At March 31, 2025, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.

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

In the future, we may require additional working capital to support our operations depending on our future success with FIRDAPSE®, FYCOMPA® and AGAMREE® sales, or the products we may acquire and continue to develop and whether our results continue to be profitable and cash flow positive. We may also need to raise additional capital to fund product acquisitions that are valued at more than our available cash. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us if and when it is required.

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

Cash Flows.

Net cash provided by operating activities was $60.0 million and $31.9 million, respectively, for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, net cash provided by operating activities was primarily attributable to our net income of $56.7 million, a decrease of $7.0 million in prepaid expenses and other current assets, $5.9 million in stock-based compensation and $9.5 million in amortization of intangible assets and depreciation. This was partially offset by increases of $5.8 million in accounts receivable, net and $0.2 million in inventory, decreases of $5.4 million in accounts payable, $2.6 million in accrued expenses and other liabilities and $0.1 million in operating lease liability, $2.3 million in deferred taxes and $2.6 million in non-cash expenses. During the three months ended March 31, 2024, net cash provided by operating activities was primarily attributable to our net income of $23.3 million, increases of $8.5 million in accrued expenses and other liabilities, $8.2 million in stock-based compensation, $9.4 million in amortization of intangible assets and depreciation and $1.4 million in non-cash expenses. This was partially offset by increases of $7.0 million in accounts receivable, net, $4.3 million in inventory and $1.2 million prepaid expenses and other current assets, decreases of $4.5 million in accounts payable and $0.1 million in operating lease liability and $1.7 million in deferred taxes.

There were no cash flows from investing activities during the three months ended March 31, 2025. Net cash used in investing activities during the three months ended March 31, 2024 was $0.2 million and consisted of purchases of property and equipment.

Net cash provided by financing activities during the three months ended March 31, 2025 was $3.1 million, consisting primarily of proceeds from the exercise of stock options, partially offset by the payment of liabilities arising from asset acquisition and payment of employee withholding tax related to stock-based compensation. Net cash provided by financing activities during the three months ended March 31, 2024 was $141.0 million, consisting primarily of proceeds from the issuance of common stock.

Contractual Obligations and Arrangements.

We have entered into the following contractual arrangements with respect to sales of FIRDAPSE®:

•
Payments due under our license agreement for FIRDAPSE®. We currently pay the following royalties under our license agreement:
•
Royalties to our licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement) in each country for any calendar year for sales up to $100 million, with the rate increasing to 10% of net sales for any total net sales in excess of $100 million in North America; and
•
Royalties to the third party licensor of the rights sublicensed to us from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement between BioMarin (since transferred to SERB) and the third party licensor) in any calendar year for the duration of regulatory exclusivity within a territory and 3.5% for of net sales in any territory in which we do not enjoy regulatory exclusivity.

For the three months ended March 31, 2025 and 2024, we recognized an aggregate of approximately $11.6 million and $8.9 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

For the three months ended March 31, 2025 and 2024, we recognized an aggregate of approximately $1.2 million and $0.9 million, respectively, of royalties payable to Jacobus.

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

We have entered into the following contractual arrangements with respect to AGAMREE®:

•
Payments due under our license agreement for AGAMREE®. In connection with our acquisition from Santhera:
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
•
We may be obligated to pay Santhera sales-based milestones of up to $105 million, which includes a sales-based milestone payment of up to $12.5 million upon achievement of revenues of $100 million, and pay royalties if the applicable amount of net sales of all products in the territory in a single calendar year fall within the range of one or more of the net sales threshold levels set forth in the AGAMREE® License Agreement.
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

For the three months ended March 31, 2025 and 2024, we recognized an aggregate of approximately $2.5 million and $0.1 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statement of operations and comprehensive income.

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
•
Whether we will continue to be able to locate LEMS patients who are undiagnosed or are misdiagnosed with another disease, including LEMS patients who also have small cell lung cancer;
•
Whether patients will discontinue from the use of our products at rates that are higher than historically experienced or are higher than we project;
•
Whether new FIRDAPSE®, FYCOMPA®, and AGAMREE® patients can be successfully titrated to stable therapy;
•
Whether we can continue to market our products on a profitable and cash flow positive basis;
•
Whether we will be able to continue to demonstrate, to the satisfaction of the FDA and third party payors, whether AGAMREE® offers advantages compared to other corticosteroids or competitor’s products;
•
Whether DMD patients transitioning to current or future gene therapy treatments will delay initiating use of AGAMREE® while waiting for access to such gene therapy, or stop their AGAMREE® therapy during the course of their gene therapy treatment;
•
Whether we will be able to continue to successfully commercialize FYCOMPA® after its patents expire starting in May 2025 and after generic competition for FYCOMPA® enters the market;
•
Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;
•
Whether payors will continue to provide coverage and reimburse for our products at the price that we charge for our products;
•
The ability of our third party suppliers and contract manufacturers to continue to supply sufficient product to meet our customers’ needs in a timely manner;

•
The potential impact of tariffs on our cost of sales for products that are manufactured, in whole or in part, outside of the U.S.;
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
•
Whether KYE's NDS to commercialize AGAMREE® in Canada will be approved;
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

ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
b.
During the three months ended March 31, 2025, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paragraph IV Patent Litigation

For a description of currently ongoing Paragraph IV litigation related to FIRDAPSE®, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – FIRDAPSE®.” The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance as to whether we will prevail in this litigation.

Other Litigation

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Other than as set forth above, we believe that there is no litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2024 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

Tariffs could adversely affect our business and financial results.

President Donald Trump and Commerce Secretary Howard Lutnick have each recently signaled plans to tax pharmaceutical imports. In furtherance of that goal, on April 16, 2025, the U.S. Department of Commerce posted a notice in the Federal Registry announcing that it would begin a probe "to determine the effects on national security of imports of pharmaceuticals and pharmaceutical ingredients" under section 232 of the Trade Expansion Act of 1962, as amended.

We source our active pharmaceutical ingredients and finished pills from both U.S. and foreign suppliers. Additionally, we have a contracted obligation to purchase AGAMREE® supplies from Santhera until January 1, 2026 and FYCOMPA® supplies from Eisai through the end of 2029, both of which source from manufacturers outside of the United States. If tariffs make purchases of materials from certain jurisdictions untenable, we may need to obtain materials from other sources, when possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. Finally, retaliatory tariffs introduced by other countries could affect the sales of our products outside of the United States. Any of these factors may adversely affect our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In March 2021, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $40 million of our common stock, pursuant to a repurchase program under Rule 10b-18 of the Securities Act (the “Share Repurchase Program”). The Share Repurchase Program commenced on March 22, 2021 and expired in March 2025. No shares were repurchased during the three months ended March 31, 2025 and 2024.

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

Date: May 7, 2025