Form 10-Q
period 2025-06-30
CATALYST PHARMACEUTICALS, INC.
filed 2025-08-06
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 122,391,010 shares of common stock, $0.001 par value per share, were outstanding as of August 4, 2025.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$652,800	$517,553
Accounts receivable, net	65,863	65,476
Inventory, net	18,650	19,541
Prepaid expenses and other current assets	21,426	21,039
Total current assets	758,739	623,609
Operating lease right-of-use asset, net	2,084	2,230
Property and equipment, net	1,149	1,354
License and acquired intangibles, net	137,983	156,672
Deferred tax assets, net	50,704	45,982
Investment in equity securities	21,256	21,564
Total assets	$971,915	$851,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,528	$16,593
Accrued expenses and other liabilities	107,479	104,085
Total current liabilities	113,007	120,678
Operating lease liability, net of current portion	2,572	2,786
Other non-current liabilities	309	315
Total liabilities	115,888	123,779
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 122,385,569 shares and 120,879,099 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	122	121
Additional paid-in capital	461,868	442,286
Retained earnings	394,006	285,161
Accumulated other comprehensive income (loss) (Note 4)	31	64
Total stockholders’ equity	856,027	727,632
Total liabilities and stockholders’ equity	$971,915	$851,411

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$146,540	$122,653	$287,940	$221,094
License and other revenue	23	57	44	125
Total revenues	146,563	122,710	287,984	221,219
Operating costs and expenses:
Cost of sales (a)	20,614	15,405	38,525	27,925
Research and development	4,358	2,985	8,245	5,566
Selling, general and administrative (a)	45,949	40,730	92,860	87,668
Amortization of intangible assets	9,344	9,344	18,689	18,688
Total operating costs and expenses	80,265	68,464	158,319	139,847
Operating income	66,298	54,246	129,665	81,372
Other income, net	2,995	1,542	10,914	3,505
Net income before income taxes	69,293	55,788	140,579	84,877
Income tax provision	17,185	14,994	31,734	20,808
Net income	$52,108	$40,794	$108,845	$64,069
Net income per share:
Basic	$0.43	$0.35	$0.89	$0.55
Diluted	$0.41	$0.33	$0.86	$0.52
Weighted average shares outstanding:
Basic	122,163,212	118,180,396	121,819,748	117,493,257
Diluted	127,543,284	124,655,999	127,261,527	124,028,752

Net income	$52,108	$40,794	$108,845	$64,069
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of ($15), $0, $10 and $4, respectively	48	—	(33)	(14)
Comprehensive income	$52,156	$40,794	$108,812	$64,055

__________________________________

(a)
exclusive of amortization of intangible assets

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2025 and 2024

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$—	120,879	$121	$442,286	$285,161	$64	$727,632
Stock-based compensation	—	—	—	5,850	—	—	5,850
Exercise of stock options for common stock	—	975	1	4,786	—	—	4,787
Issuance of common stock upon vesting of restricted stock units, net	—	105	—	(642)	—	—	(642)
Other comprehensive gain (loss)	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	56,737	—	56,737
Balance at March 31, 2025	—	121,959	122	452,280	341,898	(17)	794,283
Stock-based compensation	—	—	—	7,597	—	—	7,597
Exercise of stock options for common stock	—	407	—	2,210	—	—	2,210
Issuance of common stock upon vesting of restricted stock units, net	—	20	—	(219)	—	—	(219)
Other comprehensive gain (loss)	—	—	—	—	—	48	48
Net income	—	—	—	—	52,108	—	52,108
Balance at June 30, 2025	$—	122,386	$122	$461,868	$394,006	$31	$856,027

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$—	107,122	$107	$266,488	$121,272	$14	$387,881
Issuance of common stock, net	—	10,000	10	140,694	—	—	140,704
Stock-based compensation	—	—	—	8,248	—	—	8,248
Exercise of stock options for common stock	—	664	1	1,521	—	—	1,522
Issuance of common stock upon vesting of restricted stock units, net	—	244	—	(204)	—	—	(204)
Other comprehensive gain (loss)	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	23,275	—	23,275
Balance at March 31, 2024	—	118,030	118	416,747	144,547	—	561,412
Issuance of common stock, net	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	4,408	—	—	4,408
Exercise of stock options for common stock	—	491	1	2,030	—	—	2,031
Net income	—	—	—	—	40,794	—	40,794
Balance at June 30, 2024	$—	118,521	$119	$423,195	$185,341	$—	$608,655

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income	$108,845	$64,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	231	177
Stock-based compensation	13,447	12,656
Amortization of intangible assets	18,689	18,688
Deferred taxes	(4,755)	(3,359)
Accretion of discount	(138)	287
Reduction in the carrying amount of right-of-use asset	146	137
Change in fair value of equity securities	308	3,406
Inventory reserve and write-offs	673	—
(Increase) decrease in:
Accounts receivable, net	(387)	(3,658)
Inventory, net	218	(2,370)
Prepaid expenses and other current assets	(387)	(11,015)
Increase (decrease) in:
Accounts payable	(11,065)	(7,679)
Accrued expenses and other liabilities	5,713	24,902
Operating lease liability	(197)	(181)
Net cash provided by (used in) operating activities	131,341	96,060
Investing Activities:
Purchases of property and equipment	(26)	(209)
Net cash provided by (used in) investing activities	(26)	(209)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(861)	(204)
Proceeds from exercise of stock options	6,997	3,553
Payment of liabilities arising from asset acquisition	(2,204)	(1,847)
Proceeds from issuance of common stock	—	141,000
Payment of fees in connection with issuance of common stock	—	(296)
Net cash provided by (used in) financing activities	3,932	142,206
Net increase (decrease) in cash and cash equivalents	135,247	238,057
Cash and cash equivalents – beginning of period	517,553	137,636
Cash and cash equivalents – end of period	$652,800	$375,693
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$39,240	$34,101
Cash paid for interest	$215	$140

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. The Company markets three commercial stage drug products, FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel). The Company is currently seeking to further expand its product portfolio, with a focus on acquiring the rights to near-term accretive and late-stage products to treat orphan, rare diseases across therapeutic areas. With an unwavering patient focus embedded in everything it does, the Company is committed to providing innovative, best-in-class medications with the hope of making a meaningful impact on those affected by these conditions.

The Company’s New Drug Application (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (LEMS) was approved in 2018 by the U.S. Food & Drug Administration (FDA), and FIRDAPSE® is commercially available in the U.S. as a treatment for adults with LEMS. Additionally, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE® for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE® is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals, Inc. (KYE). Further, in the third quarter of 2022, the FDA approved the Company’s supplemental New Drug Application approving an expansion of the FIRDAPSE® label to include pediatric patients (ages six and older). Additionally, in the second quarter of 2024, the FDA approved the Company’s supplemental New Drug Application increasing the indicated maximum daily dose of FIRDAPSE® for adults and pediatric patients weighing more than 45 kg from 80 mg to 100 mg for the treatment of LEMS. Finally, Japan’s national healthcare regulatory agency, the Ministry of Health, Labour and Welfare (MHLW), approved the use of FIRDAPSE® for the treatment of patients in Japan with LEMS in 2024 and beginning in January 2025, FIRDAPSE® is commercially available in Japan for the treatment of patients with LEMS through a license agreement with DyDo Pharma, Inc. (DyDo).

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period or for the full 2025 fiscal year.

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
e.
INVESTMENTS. At June 30, 2025 and December 31, 2024, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

U.S. Treasuries held at June 30, 2025 and December 31, 2024 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in the Company's consolidated balance sheets.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).
f.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowances for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At June 30, 2025 and December 31, 2024, the Company determined that an allowance for expected credit losses was not required. No amounts were written off during the periods presented.
g.
INVENTORY, NET. Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. Costs to be capitalized as inventories primarily include third party manufacturing costs and other overhead costs. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in, first out (FIFO) flow of goods. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories to cost of sales within the consolidated statements of operations.

Products that have been approved by the FDA or other regulatory authorities, such as FIRDAPSE®, AGAMREE® and FYCOMPA® are also used in clinical programs to assess the safety and efficacy of the products for usage in treating diseases that have not been approved by the FDA or other regulatory authorities. The forms of FIRDAPSE®, AGAMREE® and FYCOMPA® utilized for both commercial and clinical programs are identical and, as a result, the inventories have an “alternative future use” as defined in authoritative guidance. Raw materials associated with clinical development programs are included in inventory, net and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, and patient usage. The Company records a reserve equal to the difference between the cost of the inventory and the estimated net realizable value.

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

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and certain components of accrued expenses and other liabilities. At June 30, 2025 and December 31, 2024, the fair value of these instruments approximated their carrying value as a result of their respective short-term duration.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$102,194	$102,194	$—	$—
U.S. Treasuries	$407,687	$407,687	$—	$—
Investment in equity securities:
Equity securities	$21,256	$21,256	$—	$—

2.
Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$109,947	$109,947	$—	$—
U.S. Treasuries	$329,457	$329,457	$—	$—
Investment in equity securities:
Equity securities	$21,564	$21,564	$—	$—

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
o.
SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program. No shares were repurchased during the three and six months ended June 30, 2025 and 2024, respectively, and the share repurchase program expired in March 2025.
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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three or six months ended June 30, 2025 and 2024.

During the three and six months ended June 30, 2025 and 2024, substantially all of the Company’s product revenues were from sales to customers in the U.S.

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
FIRDAPSE®	$84,845	$77,372	$168,576	$144,214
FYCOMPA®	34,332	36,535	69,959	66,960
AGAMREE®*	27,363	8,746	49,405	9,920
Total product revenue, net	$146,540	$122,653	$287,940	$221,094

_________________

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2025 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2025 and 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.
Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through June 30, 2025 and 2024, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

While most components of the new Medicare program began in 2025, the inflation penalty portion was effective as of 2024. Specifically, the program imposes manufacturer rebates on certain Part B and Part D drugs when prices rise faster than the rate of inflation. The Company has estimated this impact and has accounted for these inflation-related rebates, as well as the other components of the program, as a reduction of product revenue to the extent they apply to its drug portfolio. Similar to the coverage gap rebates, the associated reserve is accrued for as a current liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

r.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $3.7 million and $6.3 million in advertising costs during the three and six months ended June 30, 2025, respectively, and approximately $1.2 million and $5.1 million in advertising costs during the three and six months ended June 30, 2024, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
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

As of June 30, 2025, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, AGAMREE® and FYCOMPA® to constitute virtually all of the Company’s product revenue for the foreseeable future.

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

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	76.5%	70.2%	75.3%	69.7%
Customer B	8.5%	11.2%	9.1%	10.4%
Total	85.0%	81.4%	84.4%	80.1%

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

2.
Basis of Presentation and Significant Accounting Policies (continued).

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2021. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense. See Note 14 (Income Taxes).

w.
COMPREHENSIVE INCOME. U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024, respectively, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	122,163,212	118,180,396	121,819,748	117,493,257
Effect of dilutive securities	5,380,072	6,475,603	5,441,779	6,535,495
Diluted weighted average common shares outstanding	127,543,284	124,655,999	127,261,527	124,028,752

Outstanding common stock equivalents totaling approximately 2.2 million and 2.5 million, were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2025, respectively, as their effect would be anti-dilutive. For both the three and six months ended June 30, 2024, approximately 5.2 million shares of common stock were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

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

The following table illustrates information about significant segment expenses, inclusive of stock-based compensation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$4,358	$2,985	$8,245	$5,566
Selling	31,133	28,100	63,233	55,098
General and administrative (a)	14,816	12,630	29,627	32,570
Total	$50,307	$43,715	$101,105	$93,234

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

3.
Investments.

Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At June 30, 2025:
U.S. Treasuries - Cash equivalents	$407,687	$41	$—	$407,646
Total	$407,687	$41	$—	$407,646
At December 31, 2024:
U.S. Treasuries - Cash equivalents	$329,457	$84	$—	$329,373
Total	$329,457	$84	$—	$329,373

There were no realized gains or losses from available-for-sale securities during the three and six months ended June 30, 2025 and 2024.

The estimated fair values of available-for-sale securities at June 30, 2025, by contractual maturity, are summarized as follows (in thousands):

June 30, 2025
Due in one year or less	$407,687

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Equity securities:
Net gains (losses) recognized during the period on equity securities	$(2,952)	$(2,262)	$(308)	$(3,406)
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$(2,952)	$(2,262)	$(308)	$(3,406)

There were no purchases or sales of equity securities during the three and six months ended June 30, 2025 and 2024.

4.
Accumulated Other Comprehensive Income (Loss).

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale securities (in thousands), the Company’s only component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.

There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024.

Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2025	$(17)
Other comprehensive gain (loss) before reclassifications	48
Net current period other comprehensive gain (loss)	48
Balance at June 30, 2025	$31

Balance at December 31, 2024	$64
Other comprehensive loss before reclassifications	(33)
Net current period other comprehensive gain (loss)	(33)
Balance at June 30, 2025	$31

Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2024	$—
Other comprehensive gain (loss) before reclassifications	—
Net current period other comprehensive gain (loss)	—
Balance at June 30, 2024	$—

Balance at December 31, 2023	$14
Other comprehensive loss before reclassifications	(14)
Net current period other comprehensive gain (loss)	(14)
Balance at June 30, 2024	$—

5.
Inventory, Net.

Inventory, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$5,186	$6,518
Work-in-process	5,345	3,445
Finished goods	8,119	9,578
Total inventory, net	$18,650	$19,541

The Company's inventory write-offs were approximately $0.5 million as of June 30, 2025 and were recorded within prepaid expenses and other current assets in the consolidated balance sheet as the Company believes it will be reimbursed by the contract manufacturer. The Company's inventory reserve was approximately $0.2 million during both the three and six months ended June 30, 2025 and was recorded within cost of sales in the consolidated statements of operations and relates to slow-moving FYCOMPA® inventory. There were no inventory write-offs or reserves during the three and six months ended June 30, 2024.

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid manufacturing costs	$463	$206
Prepaid tax	10,215	7,959
Prepaid insurance	1,057	1,660
Prepaid subscriptions fees	1,268	1,233
Prepaid research fees	1,034	1,135
Prepaid commercialization expenses	4,198	4,957
Due from collaborative and licensing arrangements	23	11
Prepaid conference and travel expenses	743	1,287
Prepaid co-pay assistance program	755	1,561
Interest receivable	427	536
Other	1,243	494
Total prepaid expenses and other current assets	$21,426	$21,039

7.
Operating Leases.

The Company has an operating lease agreement for its corporate office that commenced in March 2021 for approximately 10,700 square feet of space. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. The Company has no obligations under finance leases.

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$108	$108	$215	$215

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$267	$260
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$45	$45

Supplemental balance sheet information related to lease was as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$2,084	$2,230
Other current liabilities	$419	$402
Operating lease liabilities, net of current portion	2,572	2,786
Total operating lease liabilities	$2,991	$3,188

As of June 30, 2025 and December 31, 2024, the weighted average remaining lease term was 5.8 years and 6.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of June 30, 2025 and December 31, 2024.

Remaining payments of lease liabilities as of June 30, 2025 were as follows (in thousands):

2025 (remaining six months)	$270
2026	553
2027	570
2028	587
2029	605
Thereafter	835
Total lease payments	3,420
Less: imputed interest	(429)
Total	$2,991

Rent expense was approximately $0.1 million and $0.2 million for both the three and six months ended June 30, 2025 and 2024, respectively.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Furniture and equipment	$1,076	$1,050
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(1,351)	(1,120)
Total property and equipment, net	$1,149	$1,354

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at June 30, 2025 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$6,899	$26,670
License and acquired intangibles for FYCOMPA®	158,143	77,116	81,027
License and acquired intangibles for AGAMREE®	36,000	5,714	30,286
Total	$227,712	$89,729	$137,983

The following table presents the Company’s intangible assets at December 31, 2024 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$5,739	$27,830
License and acquired intangibles for FYCOMPA®	158,143	61,301	96,842
License and acquired intangibles for AGAMREE®	36,000	4,000	32,000
Total	$227,712	$71,040	$156,672

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI®, FYCOMPA® and AGAMREE® was approximately 14.5 years, 5 years and 10.5 years, respectively.

The Company recorded approximately $0.6 million and $1.2 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during both the three and six months ended June 30, 2025 and 2024, respectively, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $7.9 million and $15.8 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during both the three and six months ended June 30, 2025 and 2024, respectively, within cost of sales in the consolidated statement of operations and comprehensive income. The Company recorded approximately $0.8 million and $1.7 million in amortization expense related to the licensed and acquired intangibles for AGAMREE® during both the three and six months ended June 30, 2025 and 2024, respectively, within cost of sales in the consolidated statement of operations and comprehensive income. Amortization of the FYCOMPA®, RUZURGI® and AGAMREE® intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income.

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2025 (remaining six months)	$18,689
2026	37,378
2027	37,378
2028	7,705
2029	5,750
Thereafter	31,083
Total	$137,983

At June 30, 2025 and December 31, 2024, the weighted average amortization period remaining for intangible assets was 4.9 years and 5.4 years, respectively.

There were no impairment charges recognized on definite-lived intangibles for the three and six months ended June 30, 2025 or 2024.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued preclinical and clinical trial expenses	$455	$267
Accrued professional fees	8,315	11,011
Accrued compensation and benefits	9,437	10,746
Accrued license fees	22,742	30,991
Accrued purchases	464	447
Operating lease liability	419	402
Accrued gross-to-net revenue liabilities	62,736	44,939
Accrued income tax	439	894
Due to licensor	1,378	3,582
Accrued interest payable	347	389
Other	747	417
Current accrued expenses and other liabilities	107,479	104,085
Lease liability – non-current	2,572	2,786
Other – non-current	309	315
Non-current accrued expenses and other liabilities	2,881	3,101
Total accrued expenses and other liabilities	$110,360	$107,186

11.
Collaborative and Licensing Arrangements.

KYE Pharmaceuticals, Inc.

In August 2020, the Company entered into a collaboration and license agreement with KYE, for the commercialization of FIRDAPSE® in Canada. Under the agreement, KYE assumes all selling and marketing costs under the collaboration, while the Company is responsible for supply of FIRDAPSE® based on the collaboration partner’s purchase orders.

Under the terms of the agreement, the Company received (i) an up-front payment, (ii) payment upon transfer of Marketing Authorization, and (iii) payment for supply of FIRDAPSE®. Further, the Company will receive milestone payments and a sharing of defined net profits from KYE, consisting of a mid-double-digit percent of net sales of FIRDAPSE®. The Company has also agreed to the sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product in Canada.

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

Both of these agreements are in form identified as collaborative agreements, although the Company has concluded for accounting purposes that they also represent contracts with a customer. This is because the Company grants to KYE a license and provides supply of FIRDAPSE® and AGAMREE® in exchange for consideration, which are outputs of the Company’s ongoing activities. Accordingly, the Company has concluded that these collaborative arrangements will be accounted for pursuant to Topic 606. Revenue from sales by KYE are recognized in the quarter in which the sales occurred.

Revenues from the arrangements with KYE for the three and six months ended June 30, 2025 and 2024 were not material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11.
Collaborative and Licensing Arrangements (continued).

DyDo Pharma, Inc.

On June 28, 2021, the Company entered into a license agreement with DyDo, for the development and commercialization of FIRDAPSE® in Japan. Under the agreement, DyDo has joint rights to develop FIRDAPSE®, and exclusive rights to commercialize the product, in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan, while the Company is responsible for clinical and commercial supply based on purchase orders, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities.

Under the terms of the agreement, the Company earned an up-front payment and certain regulatory milestones and may earn sales-based milestones for FIRDAPSE®, as well as revenue on sales of product supplied to DyDo.

The Company has concluded that this license agreement will be accounted for pursuant to Topic 606. The agreement included a nonrefundable upfront license fee that was recognized upon the effective date of the agreement, as the intellectual property existed at the point in time in which the right to the license was granted. The Company determined the granting of the right to the license is distinct from the supply of FIRDAPSE® and represents a separate performance obligation in the agreement.

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

On September 24, 2024, DyDo advised the Company that the MHLW had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS and, on January 21, 2025, DyDo launched FIRDAPSE® in Japan.

There was $0 and $1.1 million in revenue from the arrangement with DyDo for the three and six months ended June 30, 2025, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. There were no revenues from the arrangement with DyDo for the three and six months ended June 30, 2024.

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

Additionally, in October 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Life Science Pty Ltd. (Inventia)), and the Company filed a similar lawsuit against that manufacturer in November 2023. On July 30, 2024, the Company settled its patent litigation with Inventia for FIRDAPSE®. In that settlement, Inventia acknowledged both the validity of the Company's FIRDAPSE® patents and also the infringement by the ANDA filer's product of the Company's patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration scheduled for February 2037, or the earlier entry into the market of another ANDA product meeting certain conditions.

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

12.
Commitments and Contingencies (continued).

The pending FIRDAPSE® patent litigation against the remaining defendants, Hetero (for all of FIRDAPSE®’s Orange Book-listed patents) and Lupin (only for FIRDAPSE® patent expiring in 2037), remains ongoing, and there can be no assurance as to whether the currently ongoing litigation with Hetero and Lupin will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to February 25, 2035. At this time, the Markman hearing relating to these cases has been scheduled for October 7, 2025. Further, a trial date has not been set for either of the remaining defendants, although the Company expects that a trial date may be set in the near future for sometime late in the fourth quarter of 2025 or early in the first quarter of 2026 (but in both cases prior to the expiration of the 30-month stay on May 26, 2026), should one or both of these cases fail to settle prior to trial. Of course, any final trial dates will be subject to the trial Judge's management of his docket.

Since cases of this type are complex and the results of patent litigation with Paragraph IV challengers is always uncertain, there can be no assurance as to whether the Company will prevail in these litigations. As a result, there can be no assurance as to whether a generic version of FIRDAPSE® will be marketed in the U.S. prior to Teva's licensed entry into the market on February 25, 2035.

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

Additionally, the Company has entered into a purchase commitment with a contract manufacturing organization for approximately $5.4 million, which it expects to fulfill within the next twelve months.

Finally, from time to time the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth above, the Company believes that there is no other litigation pending at this time that could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition, or cash flows.

13.
Agreements.
a.
LICENSE AGREEMENT FOR FIRDAPSE®. On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to FIRDAPSE®. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement) in each country for any calendar year for sales up to $100 million, with the rate increasing to 10% of net sales for any total net sales in excess of $100 million in North America; and (ii) royalties to the third party licensor of the rights sublicensed to the Company for seven years from the approval of the U.S. NDA for FIRDAPSE® at 7% of U.S. net sales (as defined in the license agreement between BioMarin and the third party licensor) in any calendar year and after that 7th anniversary of the U.S. approval, royalties at 3.5% of U.S. net sales in any calendar year until the earlier of the 12th anniversary of the U.S. approval or the entry of a U.S. generic competitor. All royalty obligations to the third party licensor for Ex-U.S. sales have concluded.

On May 29, 2019, the Company and BioMarin entered into an amendment to the Company’s license agreement for FIRDAPSE®. Under the amendment, the Company expanded its commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, the Company’s commercial territory was further expanded under the license agreement in December 2023 to include most of Asia, as well as Latin America, upon the acceptance by the Pharmaceuticals and Medical Devices Agency (PMDA) of a Japan MAA for FIRDAPSE® for LEMS. Under the amendment, the Company will pay royalties to its licensor on net sales in Japan of a similar percentage to the royalties that the Company is currently paying under its original license agreement for North America.

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

Eisai was eligible to receive a contingent payment of $25 million if a certain regulatory milestone was met. As meeting the regulatory milestone was not probable, the Company did not recognize any amount related to the milestone payments in the purchase price. Additionally, after the loss of patent protection for FYCOMPA®, the Company may be obligated to pay certain royalties to Eisai on net sales of FYCOMPA®. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize the royalty payments in cost of sales as revenue from product sales is recognized.

Royalties commencing on loss of patent protection for each calendar year during the royalty term equal to 12% on net sales greater than $10 million and less than $100 million, 17% on net sales of greater than $100 million and less than $125 million and 22% on net sales greater than $125 million prior to the date of generic entry. Royalties equal to 6% on net sales greater than $10 million and less than $100 million, 8.5% on net sales of greater than $100 million and less than $125 million and 11% on net sales greater than $125 million after the date of generic entry.

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

Under the license agreement, the Company pays: (i) royalties to the licensor until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE® equal to 5% of net sales (as defined in the license agreement) in North America for any calendar year for sales equal to or less than $100 million (prior to December 31, 2025 only), 7% of net sales for sales in excess of $100 million and up to $200 million, 9% of net sales for sales in excess of $200 million and up to $300 million, 11% of net sales for sales in excess of $300 million; and (ii) royalties to the third party licensor of the rights sublicensed to the Company until the later of expiration of product exclusivity or ten years from the first commercial sale of AGAMREE® equal to 7% of net sales (as defined in the license agreement) in North America for any single calendar year for sales equal to or less than $250 million, 8.5% of net sales for sales in excess of $250 million and up to $500 million, 10% of net sales for sales in excess of $500 million and up to $750 million, 12% of net sales for sales in excess of $750 million and up to $1 billion, 13% of net sales for sales in excess of $1 billion and up to $2 billion and 15% of net sales for sales in excess of $2 billion. Furthermore, the Company may be obligated to pay Santhera sales-based milestones of up to $105 million as well as up to 11% percent royalties for all additional indications and milestones of up to $50 million for each of the first three additional indications.

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

14.
Income Taxes.

The Company’s effective income tax rate was 22.6% and 24.5% for the six months ended June 30, 2025 and 2024, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes, fluctuations in the value of investments and anticipated annual permanent differences offset by equity compensation deductions.

The Company had no material uncertain tax positions as of June 30, 2025 and December 31, 2024.

On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses and accelerated fixed asset depreciation. The Company is in the process of evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position, but does not expect that the legislation will have a material impact on its effective tax rate.

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At June 30, 2025 and December 31, 2024, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At June 30, 2025 and December 31, 2024, 122,385,569 and 120,879,099 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In March 2021, the Company’s Board of Directors approved a share repurchase program that authorized the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on March 22, 2021 and expired on March 22, 2025. No shares were repurchased during the three and six months ended June 30, 2025 and 2024, respectively.

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

16.
Stock Compensation.

For the three and six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$904	$403	$1,329	$912
Selling, general and administrative	6,693	4,005	12,118	11,744
Total stock-based compensation	$7,597	$4,408	$13,447	$12,656

Stock Options

As of June 30, 2025, there were outstanding stock options to purchase 12,177,015 shares of common stock, of which stock options to purchase 7,119,649 shares of common stock were exercisable.

During the three and six months ended June 30, 2025, the Company granted seven-year term options to purchase an aggregate of 180,447 and 691,403 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $6.1 million and $10.9 million, respectively, during the three and six months ended June 30, 2025.

16.
Stock Compensation (continued).

During the three and six months ended June 30, 2024, the Company granted seven-year term options to purchase an aggregate of 47,500 and 840,995 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $3.6 million and $9.0 million, respectively, during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, options to purchase 406,372 shares and 1,381,527 shares, respectively, of the Company’s common stock were exercised, with proceeds of $2.2 million and $7.0 million, respectively, to the Company.

During the three and six months ended June 30, 2024, options to purchase 491,840 shares and 1,156,272 shares, respectively, of the Company’s common stock were exercised, with proceeds of $2.0 million and $3.6 million, respectively, to the Company.

As of June 30, 2025, there was approximately $36.7 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Units

The Company granted 15,261 restricted stock units and 18,700 restricted stock units during the three and six months ended June 30, 2025, respectively. The Company granted no restricted stock units and 35,693 restricted stock units during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $1.5 million and $2.5 million, respectively. During the three and six months ended June 30, 2024, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0.8 million and $3.7 million, respectively.

As of June 30, 2025, there was approximately $7.1 million of unrecognized compensation expense related to non-vested restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.7 years.

17.
Subsequent Events.

On August 1, 2025, the Board of Directors appointed Daniel J. Curran, MD, age 58, to the Board to fill a vacancy. Dr. Curran will serve on the Board until the Company's 2026 annual meeting of stockholders or until his resignation, removal, or death, if earlier.

On August 6, 2025, the Company announced that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Small Cell Lung Cancer (SCLC) now include new additions involving Lambert Eaton myasthenic syndrome (LEMS), amifampridine, and the tests for PQ- and N-type voltage-gated calcium channel (VGCC) antibodies.

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the second quarter of fiscal 2025.
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
•
Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.
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

OVERVIEW

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently market three commercial stage drug products, FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel). We are also currently seeking to further expand our product portfolio, with a focus on acquiring the rights to near-term accretive and late-stage products to treat orphan/rare diseases across therapeutic areas. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful positive impact on those affected by these conditions.

Currently, we have a total of 59 field personnel supporting FIRDAPSE® and AGAMREE® and 18 field personnel supporting FYCOMPA®. We also have 20 patient assistance and insurance navigation support (Patient Access Liaisons) personnel who support both FIRDAPSE® and AGAMREE®. Further, we have 18 medical science liaisons who help educate the medical community about scientific literature concerning our products and the diseases they treat.

When we launched AGAMREE®, in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. In early 2025, we made a strategic decision to split each of these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This change was made in an effort to allow us to better focus the support for each product. This division of our field-based forces into two units became effective on April 1, 2025.

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

Effective April 1, 2025, we sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 23 field personnel, including sales (Regional Account Managers and Area Business Directors), National Account Directors and thought leader liaisons.

We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has small cell lung cancer. Finally, we make available for online ordering a no-cost LEMS voltage gated calcium channel antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for orphan and ultra-orphan, rare diseases, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to as little as $0 whenever possible (currently an average of less than $2/mo). Our co-pay assistance programs, including the one for FIRDAPSE®, are not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we continue to donate funds to one or more qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need who meet those independent organizations' guidelines. In addition, we have a program in place to help patients who are uninsured and underinsured. Subject to compliance with applicable regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE® is currently marketed for the treatment of LEMS in Canada through our exclusive sublicensee, KYE. We supply product to KYE at agreed upon prices and we are also eligible to earn sales milestones and sales royalties based on net revenues from sales of the product in Canada. Further, FIRDAPSE® is commercially available (since January 21, 2025) for the treatment of LEMS in Japan through our sublicensee for Japan, DyDo Pharma, Inc. (DyDo). We will generate revenue from DyDo through the receipt of additional milestone payments, as such milestones are achieved, and a transfer price on the product supplied by us to DyDo (in lieu of royalties).

We control six U.S. patents for FIRDAPSE® that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), the earliest of which expires in 2032 and the latest of which expires in 2037. We also have orphan drug exclusivity (ODE) for the product that will not expire until November 26, 2025, and no Abbreviated New Drug Application (ANDA) for the product can be finally approved by the FDA until the ODE exclusivity period has expired. Nevertheless, generic drug manufacturers were permitted to submit applications for the product challenging our patents starting in 2023.

In that regard, in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they had each submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 26, 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay.

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

The pending FIRDAPSE® patent litigation against the remaining defendants, Hetero (relating to the FIRDAPSE®’s Orange Book-listed patents expiring in 2032, 2034 and 2037) and Lupin (relating only to the FIRDAPSE® patent expiring in 2037), remains ongoing. At this time, a trial date has not been set for a trial with either of the remaining defendants, although the Markman hearing for these cases has been set for October 7, 2025 and further, we expect that a trial date for either or both cases may be set in the near future for sometime late in the fourth quarter of 2025 or early in the first quarter of 2026 (but in both cases prior to the expiration of the 30-month stay on May 26, 2026), should one or both of these cases fail to settle prior to trial. Of course, any final trial dates will be subject to the trial Judge’s management of his docket.

Since cases of this type are complex and the results of patent litigation with Paragraph IV challengers is always uncertain, there can be no assurance as to whether we will prevail in these litigations. As a result, there can be no assurance as to whether our currently ongoing litigation with Hetero and/or Lupin will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to Teva's licensed entry into the market on February 25, 2035.

On August 6, 2025, we announced that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Small Cell Lung Cancer (SCLC) now include new additions involving Lambert Eaton myasthenic syndrome (LEMS), amifampridine, and the tests for PQ- and N-type voltage-gated calcium channel (VGCC) antibodies.

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

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, we hold the North American rights to any future approved indications for AGAMREE®. Finally, under our AGAMREE® License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon prices.

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On August 4, 2025, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 14.10 per share (approximately $17.48 USD based on then-current exchange rates).

On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. Shortly thereafter, as part of the previously described transaction, Santhera transferred the approved NDA to us. Additionally, following approval of the NDA for the drug, we became obligated to make a milestone payment of $36 million to Santhera, which we paid during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE® (the first such sales-based royalty to become due when our AGAMREE® net product revenues in any calendar year exceed $100 million), as well as commercial royalties.

On March 13, 2024, utilizing our FIRDAPSE® field-based force, we launched AGAMREE® for the treatment of DMD in the U.S. During the first quarter of 2024, in connection with our preparation for the commercial launch of AGAMREE®, we incurred substantial commercialization expenses, including sales, marketing, analytical infrastructure, patient services, patient advocacy, and other commercialization related expenses. Initially, we added approximately 10 additional members to our FIRDAPSE® commercial team, and our commercial team marketed both products.

However, in early 2025, we made a strategic decision to split our commercial field-based force into two units, one expressly focused on the marketing of FIRDAPSE® and one expressly focused on the marketing of AGAMREE®. This change became effective on April 1, 2025 and we expect that this change will allow us to better focus our sales efforts on the market for each product. Under the new arrangement, we now sell AGAMREE® in the U.S. through a field-based force of approximately 16, including sales (12 Regional Account Managers and 2 Area Business Directors) and Area Marketing Directors.

We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Additionally, we continue to donate funds to one or more qualified, independent charitable financial foundations dedicated to providing assistance to any U.S. DMD patients in financial need for paying the costs of care (including medication), to the extent permitted by each such organization's guidelines.

DMD, the most common form of muscular dystrophy, is a rare and life-threatening neuromuscular disorder characterized by progressive muscle dysfunction, ultimately leading to loss of ambulation, respiratory failure, and fatality. Current standard treatment for DMD involves corticosteroids, which often come with significant side effects. It is estimated that between 11,000 and 13,000 people in the U.S. are affected by DMD, with approximately 70% of patients currently receiving a corticosteroid treatment. We believe that steroids are and will continue to remain the foundational therapy for DMD patients and dosed concomitantly with other therapies.

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we have launched and are currently enrolling patients in our SUMMIT study to evaluate data about long-term patient safety and quality of life data from the use of our product, with the hope of offering a deeper understanding of the product's potential long-term benefits for patients, such as in the areas of stature, bone health, and cardiovascular health.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patients ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Additionally, on January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the reimbursement for AGAMREE® for the treatment of DMD. This agreement makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients four (4) years of age and older, independent of the underlying genetic mutation.

We are currently taking the first steps to seek to expand the number of diseases that can be treated with AGAMREE®. In furtherance of that objective, we are currently conducting a Phase 1 study in healthy adults comparing a single dose of vamorolone, prednisone, and deflazacort, and studying the immunosuppressive effect of multiple ascending doses of AGAMREE®, which study will attempt to define the immunosuppressive dose of vamorolone for future indications and for the use of our product in conjunction with gene and cell therapies that are approved to treat DMD and require a concurrent immunosuppressive regimen of a corticosteroid when administered. We expect to have the results of both parts of this study by the end of 2025 or early 2026, and we hope that the results of this study will provide important information for use in marketing our product to HCPs in an effort to help with the treatment of their DMD patients.

Further, we have established a joint steering committee with Santhera that is overseeing the lifecycle management and development of AGAMREE®. There can be no assurance that we can develop our product for the treatment of diseases other than DMD. Finally, we are currently working to validate a U.S. manufacturing site for the product.

In the U.S., AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also has Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by seven Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension (PTE) and will update the relevant expiration date in the Orange Book upon a final determination by the U.S. Patent and Trademark Office (USPTO). On June 25, 2025, the FDA published a notice (Determination of Regulatory Review Period for Purposes of Patent Extension; AGAMREE®) in the Federal Register regarding the requested extension of patent numbers 8,334,279, 10,857,161, and 11,833,159, all of which currently expire on May 28, 2029, as listed in the FDA's Orange Book. With the publication of this notice, there is a 180 day period for third parties to submit comments and/or due diligence petitions to the FDA. If no comments or petitions are submitted within this period, the FDA will notify the USPTO so that the USPTO can then determine the length of the PTE for each patent for which an extension was requested. Upon completion of the PTE determination, USPTO will mail a Notice of Final Determination of PTE. We will then have one month from the mailing of the Notice of Final Determination to elect one of the three patents for an extension patent term.

The earliest a generic manufacturer could submit an ANDA is October 26, 2027. If we were to pursue a patent infringement action of any such ANDA challenges of any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of such ANDA until April 26, 2031.

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

FYCOMPA®

On December 17, 2022, we entered into an agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still is the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a box warning label. FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children four years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

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

Patent protection for FYCOMPA® tablets and oral solution is primarily derived from two patents listed in the FDA’s Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent), expired on May 23, 2025, including patent term extension. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which will expire on July 1, 2026. The ‘497 patent, which covers the API used in both FYCOMPA® tablets and oral solution, had been the subject of previous Paragraph IV certifications from three ANDA filers for the tablet formulation, which were not contested by Eisai prior to our acquisition of the drug. As a result, the '571 patent expired on May 23, 2025 and, to our knowledge based on publicly available information, one ANDA filer for the tablet formulation has to date obtained approval of and is marketing a generic version of FYCOMPA® tablets. We will lose exclusivity for the oral suspension version of FYCOMPA® on December 15, 2025 and expect generic competition on that formulation at that time. We are continuing to market FYCOMPA® tablets following the loss of exclusivity and we intend to do the same with the oral suspension version when it loses exclusivity.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs. In that regard, we are currently exploring near-term accretive, clinically differentiated and adequately de-risked opportunities, with a keen focus on orphan, rare disease products across therapeutic areas. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential licensing or acquisitions. We maintain a well-established U.S. presence, which remains the cornerstone of our commercial strategy, while continuously evaluating strategic opportunities to expand our global footprint.

We employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long term. However, no definitive agreements have been entered into to date to acquire the rights to any additional products, and there can be no assurance that any of the Company's business development initiatives will be successful.

Appointment of a New Director

On August 1, 2025, Daniel J. Curran, MD, age 58, was appointed to our Board to fill a vacancy. Dr. Curran will serve on the Board until the Company's 2026 annual meeting of stockholders or until his resignation, removal, or death, if earlier. Dr. Curran has more than 25 years of pharmaceutical experience in strategy, business development, project leadership and development roles. Since March 2024, Dr. Curran has served as a managing partner at Mountainfield Venture Partners, LLC, a company-creation firm. Further, since January 2025, he has served as the Chief Executive Officer of Timberline Therapeutics, a clinical-stage biopharmaceutical company focused on the development and commercialization of transformational therapies for autoimmune diseases. Previously, between 2008 and 2023, Dr. Curran held roles of increasing responsibility at Takeda Pharmaceutical Company Ltd., and most recently served as a senior vice president and the head of the rare genetics and hematology therapeutic area unit from January 2019 until December 2023. Prior to joining Takeda, he served as vice president, corporate development at Millennium Pharmaceuticals, Inc, from 1999 to 2008. Prior to joining Millennium, Dr. Curran held a business development role in the product planning and acquisition group at DuPont Merck Pharmaceuticals, a pharmaceutical company. Dr. Curran previously served on the board of directors of Tome Biosciences, a private biotechnology company, and he currently serves on the Board of Directors of Xilio Therapeutics, Inc. (NASDAQ: XLO), a clinical stage biotechnology company discovering and developing tumor-activated, or masked, immuno-oncology (I-O) therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. Dr. Curran received an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from The Wharton School of the University of Pennsylvania, and a B.S. in chemistry from King’s College.

Capital Resources

At June 30, 2025, we had cash and investments of approximately $652.8 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, absent the use of cash to acquire potential business development opportunities, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our forecasts about the commercialization of FYCOMPA® after the expiration of its patents will be correct, or that we will continue to be profitable and cash flow positive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Basis of Presentation

Revenues.

During the three and six months ended June 30, 2025, we generated revenues from product sales of FIRDAPSE®, AGAMREE®, and FYCOMPA®. We expect these revenues to fluctuate in future periods based on our sales during such periods of our products.

We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE launched FIRDAPSE® in Canada. During the three and six months ended June 30, 2025, revenues generated under our collaboration agreement with KYE were immaterial. In July 2024, we announced that we had entered into a collaboration agreement with KYE for the commercialization of AGAMREE® in Canada, assuming it is approved by Health Canada.

On September 24, 2024, we were informed by DyDo that it had received approval of its New Drug Application for the sale of FIRDAPSE® in Japan. Further, DyDo informed us that they had launched FIRDAPSE® in Japan in January 2025.

We expect revenues from both the KYE and DyDo agreements to be immaterial in 2025, as distribution ramps up in each jurisdiction and KYE seeks approval to market AGAMREE® in Canada.

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

Selling, General and Administrative Expenses.

During 2019, we began to commit funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales program for FIRDAPSE®. We are also now incurring substantial commercialization expenses for AGAMREE® and FYCOMPA®, as we continue commercialization of both products. We expect that such expenses for FYCOMPA® should begin to decline as a result of a potential decline in sales upon the expiration of patent protection and the commencement of generic competition during 2025.

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

Results of Operations

Revenues.

For the three and six months ended June 30, 2025, we recognized total revenues of approximately $146.6 million and $288.0 million, respectively, which included approximately $146.5 million and $287.9 million, respectively, in net revenue from product sales primarily in the U.S. For the three and six months ended June 30, 2024, we recognized total revenues of approximately $122.7 million and $221.2 million, respectively, which included approximately $122.7 million and $221.1 million, respectively, in net revenue from product sales primarily in the U.S.

FIRDAPSE® net product revenue was approximately $84.8 million and $168.6 million, respectively, for the three and six months ended June 30, 2025, compared to approximately $77.4 million and $144.2 million, respectively, for the three and six months ended June 30, 2024.

AGAMREE® net product revenue was approximately $27.4 million and $49.4 million, respectively, for the three and six months ended June 30, 2025, compared to approximately $8.7 million for the three months ended June 30, 2024 and $9.9 million for the period between March 13, 2024 (date of commercial launch) and June 30, 2024.

FYCOMPA® net product revenue was approximately $34.3 million and $70.0 million, respectively, for the three and six months ended June 30, 2025, compared to approximately $36.5 million and $67.0 million, respectively, for the three and six months ended June 30, 2024.

The increases of approximately $23.9 million and $66.8 million, respectively, in net product revenues when comparing the three and six months ended June 30, 2025 and 2024 was primarily due to the commercialization of AGAMREE® in March 2024 and related product sales. Additionally, FIRDAPSE® net product revenue increased by approximately $7.5 million or 9.7% and $24.4 million or 16.9%, respectively, from the three and six month periods ended June 30, 2024 compared to the three and six month periods ended June 30, 2025, which was primarily driven by an increase in sales volumes, a portion of which is attributed to a delay in patient claims to certain non-Medicare payors in certain states resulting from the Change Healthcare cybersecurity incident that occurred in the first quarter of 2024 and was resolved in the second quarter of 2024. Further, FYCOMPA® net product revenue decreased by approximately $2.2 million or 6.0% and increased by $3.0 million or 4.5%, respectively, from the three and six month periods ended June 30, 2024 compared to the three and six month periods ended June 30, 2025, which included a reduction in variable consideration (gross-to-net) resulting from a decrease in wholesaler distribution fees.

In the first quarter of each calendar year, like many companies in our industry, we were also impacted by the reset of patient insurance deductibles.

We expect that net product revenue for FYCOMPA® will likely decrease in the future, since patent protection for FYCOMPA® tablets expired on May 23, 2025 and will expire on December 15, 2025 for the oral suspension.

For the three and six months ended June 30, 2025, we recognized $23 thousand and $44 thousand, respectively, in license and other revenue. For both the three and six months ended June 30, 2024, we recognized $0.1 million in license and other revenue.

Cost of Sales.

Cost of sales was approximately $20.6 million and $38.5 million, respectively, for the three and six months ended June 30, 2025, compared to $15.4 million and $27.9 million, respectively, for the three and six months ended June 30, 2024. Cost of sales in all periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the three and six months ended June 30, 2025 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the three and six months ended June 30, 2025 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. Royalties on sales of AGAMREE® in future years may increase as a percentage of net sales exceed certain amounts of net revenues over $100 million. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $9.3 million and $18.7 million, respectively, for each of the three and six month periods ended June 30, 2025 and 2024. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years and the AGAMREE® rights, which are amortized using the straight-line method over its estimated useful life of 10.5 years.

Each fiscal quarter, we review the value of our intangible assets to determine if they are impaired. If we determine one or more of our intangible assets are impaired during a future period we would record a charge in the amount of that impairment.

Research and Development Expenses.

Research and development expenses for the three months ended June 30, 2025 and 2024 were approximately $4.4 million and $3.0 million, respectively, and represented approximately 5% and 4% of total operating costs and expenses, respectively. Research and development expenses for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
Salary and benefit expense	$1,668	$1,356	312	23.0
Employee stock-based compensation expense	904	403	501	124.3
Research and clinical trial expense	1,697	857	840	98.0
Additional research and development expense	89	369	(280)	(75.9)
Total research and development expenses	$4,358	$2,985	1,373	46.0

Research and development expenses for the six months ended June 30, 2025 and 2024 were approximately $8.2 million and $5.6 million, respectively, and represented approximately 5% and 4% of total operating costs and expenses, respectively. Research and development expenses for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
Salary and benefit expense	$2,780	$2,099	681	32.4
Employee stock-based compensation expense	1,329	912	417	45.7
Research and clinical trial expense	3,787	1,995	1,792	89.8
Additional research and development expense	349	560	(211)	(37.7)
Total research and development expenses	$8,245	$5,566	2,679	48.1

Research and development expenses remained relatively consistent during the three and six months ended June 30, 2025 when compared to the same periods in 2024. During the three and six months ended June 30, 2025, research and development expenses consisted of costs for company-sponsored research and development activities, support for selected investigator-sponsored research, and support for our commercial activities. Stock-based compensation expense includes a charge related to the retirement of a former executive officer, recorded during the second quarter of 2025, upon lapse of the applicable revocation period under the separation agreement with this former executive. This charge is allocated between research and development expenses and selling, general and administrative expenses.

We expect that research and development activities may become more significant in the future if we seek to execute on the development of additional indications for FIRDAPSE® and AGAMREE® and on our portfolio expansion efforts.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were approximately $45.9 million and $40.7 million, respectively, and represented approximately 57% and 59% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
Selling	$28,284	$26,247	2,037	7.8
General and administrative	10,972	10,478	494	4.7
Employee stock-based compensation	6,693	4,005	2,688	67.1
Total selling, general and administrative expenses	$45,949	$40,730	5,219	12.8

Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were approximately $92.9 million and $87.7 million, respectively, and represented approximately 59% and 63% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
Selling	$58,185	$51,568	6,617	12.8
General and administrative	22,557	24,356	(1,799)	(7.4)
Employee stock-based compensation	12,118	11,744	374	3.2
Total selling, general and administrative expenses	$92,860	$87,668	5,192	5.9

For the three and six months ended June 30, 2025, selling, general and administrative expenses remained relatively consistent when compared to the same periods in 2024. The increase in selling expenses was primarily attributable to an increase in employee compensation related to annual merit increases and an increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®. Further, the decrease in general and administrative expenses was primarily due to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients. Finally, stock-based compensation expense includes charges related to the retirement of three former executive officers, two of which were recorded during the first quarter of 2024 and one of which was recorded during the second quarter of 2025, upon lapse of the applicable revocation periods under the respective separation agreements with these former executives. The charge in the 2025 period is allocated between research and development expenses and selling, general and administrative expenses.

We expect that selling, general, and administrative expenses will continue to be substantial in future periods as we continue to sell FIRDAPSE® and AGAMREE® and as we take other steps in an effort to continue to expand our business.

Stock-Based Compensation.

Total stock-based compensation for the three and six months ended June 30, 2025 was $7.6 million and $13.4 million, respectively, and for the three and six months ended June 30, 2024 was $4.4 million and $12.7 million, respectively. In the 2025 and 2024 periods, grants were principally for stock options and restricted stock units related to year-end bonus awards and grants to new employees. Both periods include charges related to the retirement of three former executive officers, two of which were recorded during the first quarter of 2024 and one was recorded during the second quarter of 2025, upon lapse of the applicable revocation periods under the respective separation agreements with these former executives.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of $3.0 million and $10.9 million for the three and six months ended June 30, 2025 compared to $1.5 million and $3.5 million for the three and six months ended June 30, 2024. The increases in other income, net for the three and six months ended June 30, 2025 when compared to the same periods in 2024 was primarily due to higher invested balances offset by a decrease in the share price of our investment in Santhera.

Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income, net	$5,947	$3,804	$11,222	$6,911
Net gains (losses) recognized during the period on equity securities	(2,952)	(2,262)	(308)	(3,406)
Total other income, net	$2,995	$1,542	$10,914	$3,505

Income Taxes.

Our effective income tax rate was approximately 22.6% and 24.5% for the six months ended June 30, 2025 and 2024, respectively. Differences in our effective tax and the statutory federal income tax of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher than it was for the six months ended June 30, 2025).

We had no material uncertain tax positions as of June 30, 2025 and December 31, 2024.

Net Income.

Our net income was $52.1 million and $108.8 million, respectively, for the three and six months ended June 30, 2025 ($0.43 and $0.89, respectively, per basic share and $0.41 and $0.86, respectively, per diluted share) as compared to net income of $40.8 million and $64.1 million, respectively, for the three and six months ended June 30, 2024 ($0.35 and $0.55, respectively, per basic share and $0.33 and $0.52, respectively, per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through revenues from product sales and multiple offerings of our securities. At June 30, 2025 we had cash and cash equivalents aggregating $652.8 million and working capital of $645.7 million. At December 31, 2024 we had cash and cash equivalents aggregating $517.6 million and working capital of $502.9 million. At June 30, 2025, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.

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

Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, absent the use of cash to acquire potential business development opportunities, we believe that we have sufficient funds to support our operations for at least the next 12 months from the date of this report. There can be no assurance that we will remain profitable or that we will be able to obtain any additional funding that we may require in the future.

In the future, we may require additional working capital to support our operations depending on our future success with FIRDAPSE®, AGAMREE®, and FYCOMPA® sales, or the products we may acquire and continue to develop and whether our results continue to be profitable and cash flow positive. We may also need to raise additional capital to fund product acquisitions that are valued at more than our available cash. There can be no assurance as to the amount of any such funding that will be required for these purposes or whether any such funding will be available to us if and when it is required.

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
•
the amount of net revenues that we report from sales of FIRDAPSE®, AGAMREE®, and FYCOMPA®;
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

Cash Flows.

Net cash provided by operating activities was $131.3 million and $96.1 million, respectively, for the six months ended June 30, 2025 and 2024. During the six months ended June 30, 2025, net cash provided by operating activities was primarily attributable to our net income of $108.8 million, a decrease of $0.2 million in inventory, net, an increase of $5.7 million in accrued expenses and other liabilities, $13.4 million in stock-based compensation, $18.9 million in amortization of intangible assets and depreciation and $1.0 million in non-cash expenses. This was partially offset by an increases of $0.4 million in accounts receivable, net and $0.4 million in prepaid expenses and other current assets, decreases of $11.1 million in accounts payable and $0.2 million in operating lease liability and $4.8 million in deferred taxes. During the six months ended June 30, 2024, net cash provided by operating activities was primarily attributable to our net income of $64.1 million, an increase of $24.9 million in accrued expenses and other liabilities, $12.7 million in stock-based compensation, $18.9 million in amortization of intangible assets and depreciation and $3.8 million in non-cash expenses. This was partially offset by increases of $3.7 million in accounts receivable, net, $2.4 million in inventory, net and $11.0 million prepaid expenses and other current assets, decreases of $7.7 million in accounts payable and $0.2 million in operating lease liability and $3.4 million in deferred taxes.

Net cash used in investing activities was $26 thousand for the six months ended June 30, 2025, consisting of purchases of property and equipment. Net cash used in investing activities was $0.2 million for the six months ended June 30, 2024, consisting of purchases of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2025 was $3.9 million, consisting primarily of proceeds from the exercise of stock options, partially offset by the payment of liabilities arising from asset acquisition and payment of employee withholding tax related to stock-based compensation. Net cash provided by financing activities during the six months ended June 30, 2024 was $142.2 million, consisting primarily of proceeds from the issuance of common stock.

Contractual Obligations and Arrangements.

We have entered into the following contractual arrangements with respect to sales of FIRDAPSE®:

•
Payments due under our license agreement for FIRDAPSE®. We currently pay the following royalties under our license agreement:
•
Royalties to our licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement) in each country for any calendar year for sales up to $100 million, with the rate increasing to 10% of net sales for any total net sales in excess of $100 million in North America; and
•
Royalties to the third party licensor of the rights sublicensed to us for seven years from the approval of the U.S. NDA for FIRDAPSE® at 7% of U.S. net sales (as defined in the license agreement between BioMarin (since transferred to SERB S.A.) and the third party licensor) in any calendar year and after that 7th anniversary of the U.S. approval, royalties at 3.5% of U.S. net sales in any calendar year until the earlier of the 12th anniversary of the U.S. approval or the entry of a U.S. generic competitor. All royalty obligations to the third party licensor for Ex-U.S. sales have concluded.

Further, we will pay royalties to our licensor on net sales in Japan equal to a similar percentage to the royalties that we are currently paying for non-U.S. sales under our original FIRDAPSE® License Agreement for North America.

For the three and six months ended June 30, 2025, we recognized an aggregate of approximately $13.8 million and $25.4 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024, we recognized an aggregate of approximately $11.5 million and $20.4 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

For the three and six months ended June 30, 2025, we recognized an aggregate of approximately $1.3 million and $2.5 million, respectively, of royalties payable to Jacobus. For the three and six months ended June 30, 2024, we recognized an aggregate of approximately $1.2 million and $2.1 million, respectively, of royalties payable to Jacobus.

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
•
Royalties commencing on loss of all patent protection for each calendar year during the royalty term equal to 12% on net sales greater than $10 million and less than $100 million, 17% on net sales of greater than $100 million and less than $125 million and 22% on net sales greater than $125 million prior to the date of generic entry. Royalties equal to 6% on net sales greater than $10 million and less than $100 million, 8.5% on net sales of greater than $100 million and less than $125 million and 11% on net sales greater than $125 million after the date of generic entry.
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
•
We may be obligated to pay Santhera sales-based milestones of up to $105 million, which includes a sales-based milestone payment of up to $12.5 million upon achievement of revenues in the calendar year in which revenues exceed $100 million, and pay royalties if the applicable amount of net sales of all products in the territory in a single calendar year fall within the range of one or more of the net sales threshold levels set forth in the AGAMREE® License Agreement.
•
At signing, we were obligated to purchase all of our finished goods requirements for products solely from Santhera at a set supply price until January 1, 2026, but the parties have agreed upon an Amendment to the license agreement that allows us to start the process for creating our own supply chain to manufacture Agamree earlier and we have already initiated that process.
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

For the three and six months ended June 30, 2025, we recognized an aggregate of approximately $3.2 million and $5.7 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024, we recognized an aggregate of approximately $0.9 million and $1.0 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

We also have entered into the following contractual arrangements:

•
Purchase commitments. We have entered into a purchase commitment with a contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2025. We also have entered into a purchase commitment with a contract manufacturing organization for approximately $5.4 million, which we expect to fulfill within the next twelve months.
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

The continued successful commercialization of FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel) CIII are highly uncertain. Factors that will affect our success include the uncertainty of:

•
Whether we will be able to continue to successfully market and sell FIRDAPSE®, AGAMREE®, and FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;
•
Whether we will be able to continue to attract and retain the qualified personnel necessary to run our business;
•
Whether our estimates of the size of the market for FIRDAPSE® for the treatment of LEMS will prove to be accurate, and whether we can continue to increase FIRDAPSE® net product revenues as quickly as we have done in past periods;
•
Whether the daily dose of FIRDAPSE® taken by patients changes over time and how that affects our net product revenues for FIRDAPSE® in future periods;
•
Whether we will continue to be able to locate LEMS patients who are undiagnosed or are misdiagnosed with another disease, including LEMS patients who also have small cell lung cancer;
•
Whether patients will discontinue from the use of our products at rates that are higher than historically experienced or are higher than we forecast;
•
Whether new FIRDAPSE®, AGAMREE®, and FYCOMPA® patients can be successfully titrated to stable therapy;
•
Whether we can continue to market our products on a profitable and cash flow positive basis;
•
Whether we will be able to continue to demonstrate, to the satisfaction of the FDA and third party payors, whether AGAMREE® offers advantages compared to other corticosteroids or competitor’s products;
•
Whether DMD patients transitioning to current or future approved gene therapy treatments will delay initiating use of AGAMREE® while waiting for access to such gene therapy, or stop their AGAMREE® therapy during the course of their gene therapy treatment;
•
Whether we will be able to continue to successfully commercialize FYCOMPA® now that its patents have begun to expire and now that generic competition for FYCOMPA® has entered the market;
•
Whether the loss of exclusivity and reduced sales of FYCOMPA® result in a future impairment of our intangible asset for FYCOMPA®;
•
Whether any revenue or earnings guidance that we provide to the public market will turn out to be accurate;
•
Whether payors will continue to provide coverage and reimburse for our products at the price that we charge for our products;
•
The ability of our third party suppliers and contract manufacturers to continue to supply sufficient product to meet our customers’ needs in a timely manner;

•
The potential impact of tariffs on our cost of sales for products that are manufactured, in whole or in part, outside of the U.S., should tariffs be implemented for pharmaceuticals imported into the U.S. from any of the countries from which we source either finished goods or active pharmaceutical ingredients;
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
•
The scope of our intellectual property and the outcome of challenges to our intellectual property, and, conversely, whether any third party intellectual property presents unanticipated obstacles for FIRDAPSE® or AGAMREE®;
•
Whether there will be a post-closing review by antitrust regulators of our previous acquisition transactions, and the outcome of any such reviews if they were to occur;
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
•
Whether our patents will be sufficient to prevent generic competition for FIRDAPSE® and AGAMREE® after our orphan drug exclusivity for each of these products expire;
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
•
Changes in the healthcare industry and the effect of political pressure from and actions by the President, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, changes (if any) to be made by the current President (including the possibility of seeking to impose Most Favored Nation (MFN) pricing on drug companies) and/or the current Congressional administrations, changes to the review and approval process at the FDA, imposing tariffs on imported product, or changes in the healthcare industry generally;
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
•
Whether FIRDAPSE® and AGAMREE® (if approved in Canada) can be successfully commercialized in Canada on a profitable basis through KYE, our collaboration partner in Canada;
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
•
Whether any efforts we undertake to expand the reach of FIRDAPSE® and AGAMREE® into other global regions will be successful;

•
System failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions whether it occurs directly to us or indirectly through third parties; and
•
Our ability to enhance our systems, processes and procedures to appropriately support the growing complexity and scale of our business.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE®, AGAMREE®, and FYCOMPA®, and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
b.
During the three months ended June 30, 2025, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paragraph IV Patent Litigation

For a description of currently ongoing Paragraph IV litigation related to FIRDAPSE®, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – FIRDAPSE®.” The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance as to whether we will prevail in this litigation or as to whether the results of any such litigation might allow a generic version of FIRDAPSE® to be sold in the U.S. prior to Teva's licensed entry into the market on February 25, 2035.

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

Tariffs could adversely affect our business.

President Donald Trump and Commerce Secretary Howard Lutnick have each recently signaled plans to potentially tax pharmaceutical imports through tariffs. In furtherance of that goal, on April 16, 2025, the U.S. Department of Commerce posted a notice in the Federal Registry announcing that it would begin a probe "to determine the effects on national security of imports of pharmaceuticals and pharmaceutical ingredients" under section 232 of the Trade Expansion Act of 1962, as amended, the results of which could lead to tariffs on pharmaceutical imports.

We source our active pharmaceutical ingredients and finished pills from both U.S. and foreign suppliers. Additionally, we currently purchase AGAMREE® supplies from Santhera while working to set up our own manufacturers and also purchase FYCOMPA® supplies from Eisai through at least the end of 2029, both of which source from manufacturers outside of the U.S. If tariffs make purchases of materials from certain jurisdictions untenable, we may need to obtain materials from other sources, if possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. Finally, retaliatory tariffs introduced by other countries could affect the sales of our products outside of the United States. Any of these factors may adversely affect our financial condition or results of operations.

Most Favored Nation (MFN Pricing) of drug products could adversely affect our business.

The Trump Administration has discussed the possibility that pricing of drugs in other countries could be used to price drug products for sale in the U.S. Recently, President Trump sent letters to 17 major pharmaceutical companies with a list of demands, including MFN pricing to all drugs provided to Medicaid enrollees. He stated in the letter that he wants companies to guarantee that Medicaid, Medicare, and commercial market insurers pay such prices for all new drugs, and he gave the companies 60 days to comply.

There can be no assurance as to what impact such rules, if adopted, might have on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In March 2021, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $40 million of our common stock, pursuant to a repurchase program under Rule 10b-18 of the Securities Act (the “Share Repurchase Program”). The Share Repurchase Program commenced on March 22, 2021 and expired in March 2025. No shares were repurchased during the three and six months ended June 30, 2025 and 2024, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Amendment No. 1 to License and Collaboration Agreement, executed and delivered as of May 22, 2025, by and between Santhera Pharmaceuticals (Schweiz) AG and the Company (Certain identified information has been excluded from this exhibit because it both (i) is not material, and (ii) would be competitively harmful if publicly disclosed)

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

Date: August 6, 2025