Form 10-Q
period 2025-09-30
CATALYST PHARMACEUTICALS, INC.
filed 2025-11-05
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 122,912,387 shares of common stock, $0.001 par value per share, were outstanding as of November 3, 2025.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$689,892	$517,553
Accounts receivable, net	106,409	65,476
Inventory, net	28,029	19,541
Prepaid expenses and other current assets	28,123	21,039
Total current assets	852,453	623,609
Operating lease right-of-use asset, net	2,010	2,230
Property and equipment, net	1,077	1,354
License and acquired intangibles, net	128,639	156,672
Deferred tax assets, net	48,256	45,982
Investment in equity securities	19,167	21,564
Total assets	$1,051,602	$851,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,096	$16,593
Accrued expenses and other liabilities	119,639	104,085
Total current liabilities	128,735	120,678
Operating lease liability, net of current portion	2,461	2,786
Other non-current liabilities	161	315
Total liabilities	131,357	123,779
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 123,264,583 shares and 120,879,099 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	123	121
Additional paid-in capital	473,333	442,286
Retained earnings	446,789	285,161
Accumulated other comprehensive income (loss) (Note 4)	—	64
Total stockholders’ equity	920,245	727,632
Total liabilities and stockholders’ equity	$1,051,602	$851,411

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$148,365	$126,424	$436,305	$347,518
License and other revenue	27	2,271	71	2,396
Total revenues	148,392	128,695	436,376	349,914
Operating costs and expenses:
Cost of sales (a)	22,654	19,277	61,179	47,202
Research and development	2,657	3,284	10,902	8,850
Selling, general and administrative (a)	47,470	45,880	140,330	133,548
Amortization of intangible assets	9,344	9,345	28,033	28,033
Total operating costs and expenses	82,125	77,786	240,444	217,633
Operating income	66,267	50,909	195,932	132,281
Other income, net	4,768	6,296	15,682	9,801
Net income before income taxes	71,035	57,205	211,614	142,082
Income tax provision	18,252	13,321	49,986	34,129
Net income	$52,783	$43,884	$161,628	$107,953
Net income per share:
Basic	$0.43	$0.37	$1.32	$0.92
Diluted	$0.42	$0.35	$1.27	$0.87
Weighted average shares outstanding:
Basic	122,600,730	118,931,153	122,082,914	117,976,056
Diluted	127,090,194	125,407,279	127,201,954	124,519,838

Net income	$52,783	$43,884	$161,628	$107,953
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $9, $0, $19 and $4, respectively	(31)	—	(64)	(14)
Comprehensive income	$52,752	$43,884	$161,564	$107,939

__________________________________

(a)
exclusive of amortization of intangible assets

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2025

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$—	120,879	$121	$442,286	$285,161	$64	$727,632
Stock-based compensation	—	—	—	5,850	—	—	5,850
Exercise of stock options for common stock	—	975	1	4,786	—	—	4,787
Issuance of common stock upon vesting of restricted stock units, net	—	105	—	(642)	—	—	(642)
Other comprehensive gain (loss)	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	56,737	—	56,737
Balance at March 31, 2025	—	121,959	122	452,280	341,898	(17)	794,283
Stock-based compensation	—	—	—	7,597	—	—	7,597
Exercise of stock options for common stock	—	407	—	2,210	—	—	2,210
Issuance of common stock upon vesting of restricted stock units, net	—	20	—	(219)	—	—	(219)
Other comprehensive gain (loss)	—	—	—	—	—	48	48
Net income	—	—	—	—	52,108	—	52,108
Balance at June 30, 2025	—	122,386	122	461,868	394,006	31	856,027
Stock-based compensation	—	—	—	5,670	—	—	5,670
Exercise of stock options for common stock	—	879	1	5,795	—	—	5,796
Other comprehensive gain (loss)	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	52,783	—	52,783
Balance at September 30, 2025	$—	123,265	$123	$473,333	$446,789	$—	$920,245

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2024

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$—	107,122	$107	$266,488	$121,272	$14	$387,881
Issuance of common stock, net	—	10,000	10	140,694	—	—	140,704
Stock-based compensation	—	—	—	8,248	—	—	8,248
Exercise of stock options for common stock	—	664	1	1,521	—	—	1,522
Issuance of common stock upon vesting of restricted stock units, net	—	244	—	(204)	—	—	(204)
Other comprehensive gain (loss)	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	23,275	—	23,275
Balance at March 31, 2024	—	118,030	118	416,747	144,547	—	561,412
Issuance of common stock, net	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	4,408	—	—	4,408
Exercise of stock options for common stock	—	491	1	2,030	—	—	2,031
Net income	—	—	—	—	40,794	—	40,794
Balance at June 30, 2024	—	118,521	119	423,195	185,341	—	608,655
Stock-based compensation	—	—	—	4,424	—	—	4,424
Exercise of stock options for common stock	—	746	—	3,978	—	—	3,978
Net income	—	—	—	—	43,884	—	43,884
Balance at September 30, 2024	$—	119,267	$119	$431,597	$229,225	$—	$660,941

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income	$161,628	$107,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	303	283
Stock-based compensation	19,117	17,080
Amortization of intangible assets	28,033	28,033
Deferred taxes	(2,338)	(11,943)
Accretion of discount	(234)	(796)
Reduction in the carrying amount of right-of-use asset	220	207
Change in fair value of equity securities	2,397	1,647
Inventory reserve and write-offs	381	—
(Increase) decrease in:
Accounts receivable, net	(40,933)	(4,752)
Inventory, net	(8,869)	(4,373)
Prepaid expenses and other current assets	(7,084)	(5,849)
Increase (decrease) in:
Accounts payable	(7,497)	(3,232)
Accrued expenses and other liabilities	18,954	44,948
Operating lease liability	(299)	(275)
Net cash provided by (used in) operating activities	163,779	168,931
Investing Activities:
Purchases of property and equipment	(26)	(468)
Net cash provided by (used in) investing activities	(26)	(468)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(861)	(204)
Proceeds from exercise of stock options	12,793	7,531
Payment of liabilities arising from asset acquisition	(3,346)	(11,799)
Proceeds from issuance of common stock	—	141,000
Payment of fees in connection with issuance of common stock	—	(296)
Net cash provided by (used in) financing activities	8,586	136,232
Net increase (decrease) in cash and cash equivalents	172,339	304,695
Cash and cash equivalents – beginning of period	517,553	137,636
Cash and cash equivalents – end of period	$689,892	$442,331
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$55,135	$51,691
Cash paid for interest	$336	$1,301

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

The Company’s New Drug Application (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adults with Lambert-Eaton myasthenic syndrome (LEMS) was approved in 2018 by the U.S. Food & Drug Administration (FDA), and FIRDAPSE® is commercially available in the U.S. as a treatment for adults with LEMS. Additionally, Canada’s national healthcare regulatory agency, Health Canada, approved the use of FIRDAPSE® for the treatment of adult patients in Canada with LEMS in 2020 and FIRDAPSE® is commercially available in Canada for the treatment of patients with LEMS through a license and supply agreement with KYE Pharmaceuticals, Inc. (KYE). Further, in the third quarter of 2022, the FDA approved the Company’s supplemental New Drug Application approving an expansion of the FIRDAPSE® label to include pediatric patients (ages six and older). Additionally, in the second quarter of 2024, the FDA approved the Company’s supplemental New Drug Application increasing the indicated maximum daily dose of FIRDAPSE® for adults and pediatric patients weighing more than 45 kg from 80 mg to 100 mg for the treatment of LEMS. Finally, Japan’s national healthcare regulatory agency, the Ministry of Health, Labour and Welfare (MHLW), approved the use of FIRDAPSE® for the treatment of patients in Japan with LEMS in 2024 and beginning in January 2025, FIRDAPSE® is commercially available in Japan for the treatment of patients with LEMS through a license and supply agreement with DyDo Pharma, Inc. (DyDo).

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K filed by the Company with the SEC. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future period or for the full 2025 fiscal year.

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
e.
INVESTMENTS. At September 30, 2025 and December 31, 2024, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

U.S. Treasuries held at September 30, 2025 and December 31, 2024 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in the Company's consolidated balance sheets.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).
f.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowances for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At both September 30, 2025 and December 31, 2024, the Company determined that an allowance for expected credit losses was not required. No amounts were written off during the periods presented.
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

h.
PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, prepaid co-pay assistance program, amounts due from collaborative and license arrangements, prepaid conference and travel expenses, and interest receivable. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing costs consist of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.
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

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (triggering events). If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are deemed not recoverable, the Company would estimate the fair value of the assets and record an impairment loss.

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and certain components of accrued expenses and other liabilities. At September 30, 2025 and December 31, 2024, the fair value of these instruments approximated their carrying value as a result of their respective short-term duration.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$91,481	$91,481	$—	$—
U.S. Treasuries	$473,831	$473,831	$—	$—
Investment in equity securities:
Equity securities	$19,167	$19,167	$—	$—

2.
Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$109,947	$109,947	$—	$—
U.S. Treasuries	$329,457	$329,457	$—	$—
Investment in equity securities:
Equity securities	$21,564	$21,564	$—	$—

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
o.
SHARE REPURCHASES. In March 2021, the Company’s Board of Directors approved a share repurchase program. No shares were repurchased during the three and nine months ended September 30, 2025 and 2024, respectively, and the share repurchase program expired in March 2025. See Note 17 (Subsequent Events).

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

p.
REVENUE RECOGNITION.

Product Revenues:

To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers (Topic 606), the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company assesses the goods or services promised within each contract and determines those that are performance obligations by assessing whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see "Product Revenue, Net" below.

The Company also may generate revenues from payments received under collaborative and licensing arrangements. Collaborative and license agreement payments may include nonrefundable fees at the inception of the agreements, contingent payments for specific achievements designated in the agreements, and/or net profit-sharing payments on sales of products resulting from the collaborative and license agreements. For a complete discussion of accounting for collaborative and licensing arrangements, see "Revenues from Collaboration and Licensing Arrangements" below.

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

Product Revenue, Net: The Company recognizes revenue on product sales when its customers obtain control of the Company’s products, which occur at a point in time (upon delivery or upon dispense to patient). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 30 and 60 days.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three or nine months ended September 30, 2025 and 2024.

During the three and nine months ended September 30, 2025 and 2024, substantially all of the Company’s product revenues were from sales to customers in the U.S.

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
FIRDAPSE®	$92,181	$79,303	$260,757	$223,517
FYCOMPA®	23,804	32,075	93,763	99,035
AGAMREE®*	32,380	15,046	81,785	24,966
Total product revenue, net	$148,365	$126,424	$436,305	$347,518

_________________

*AGAMREE® net product revenue for the nine months ended September 30, 2024 is for the period between March 13, 2024 (date of commercial launch) and September 30, 2024.

Reserves for Variable Consideration: Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration (gross-to-net adjustments) for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to its customers) or a current liability (if the amount is payable to a party other than its customers).

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2025 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2025 and 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

2.
Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through September 30, 2025 and 2024, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

Prompt Payment Discounts: The Company provides certain customers with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. The prompt payment discount reserve is based on actual invoice sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the consolidated balance sheets.

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

Payments to and from the collaborator are presented in the statements of operations and comprehensive income based on the nature of the Company’s business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments.

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

r.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $2.9 million and $9.2 million in advertising costs during the three and nine months ended September 30, 2025, respectively, and approximately $2.5 million and $7.6 million in advertising costs during the three and nine months ended September 30, 2024, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
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

As of September 30, 2025, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, AGAMREE® and FYCOMPA® to constitute virtually all of the Company’s product revenue for the foreseeable future.

The Company relies exclusively on third parties to formulate and manufacture its products and any future drug candidates. The commercialization of its products and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE®. The Company relies on the same third party manufacturers for FYCOMPA® as utilized by Eisai prior to the Company’s acquisition of the U.S. rights to the product in January 2023. It also relies on Santhera and its supplier as its sole source of supply for AGAMREE®, although it is in the process of securing a second supplier. If the Company is unable to continue its relationships with one or more of these third party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third party contractors to manufacture the commercial supply of its drugs.

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	84.0%	74.6%	78.2%	71.5%
Customer B	5.7%	9.4%	7.9%	10.0%
Total	89.7%	84.0%	86.1%	81.5%

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

w.
COMPREHENSIVE INCOME. U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024, respectively, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	122,600,730	118,931,153	122,082,914	117,976,056
Effect of dilutive securities	4,489,464	6,476,126	5,119,040	6,543,782
Diluted weighted average common shares outstanding	127,090,194	125,407,279	127,201,954	124,519,838

Outstanding common stock equivalents totaling approximately 2.6 million, were excluded from the calculation of diluted net income per common share for both the three and nine months ended September 30, 2025, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2024, approximately 5.1 million and 5.2 million shares, respectively, of common stock were excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

y.
SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products. The Company's chief operating decision maker (CODM) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin (operating income divided by product revenue, net) and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of revenues, selling, research and development, and general and administrative expenses. Segment assets are reported on the consolidated balance sheets as total assets.

The following table illustrates information about significant segment expenses, inclusive of stock-based compensation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,657	$3,284	$10,902	$8,850
Selling	32,512	30,966	95,745	86,064
General and administrative (a)	14,958	14,914	44,585	47,484
Total	$50,127	$49,164	$151,232	$142,398

__________________________________________

(a) exclusive of amortization of intangible assets

2.
Basis of Presentation and Significant Accounting Policies (continued).
z.
RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
aa.
RECENTLY ISSUED ACCOUNTING STANDARDS. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires significant disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively and is effective for the Company for annual periods beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2025, and it will include the necessary disclosures in its 2025 Annual Report on Form 10-K. The disclosures are required on an annual basis so there was no impact to this Form 10-Q.

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40) which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets which amends ASC 326, Financial Instruments—Credit Losses, introducing a practical expedient and an accounting policy election for certain entities in estimating expected credit losses for current accounts receivable and current contract assets arising from transactions within the scope of ASC 606, Revenue from Contracts with Customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing forecasts. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software which updates the requirements for capitalization of internal-use software, removing all references to project stages and clarifying the threshold to be applied to begin capitalizing. The Company may apply the guidance using a prospective, retrospective or modified transition approach. This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

3.
Investments.

Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At September 30, 2025:
U.S. Treasuries - Cash equivalents	$473,831	$1	$—	$473,830
Total	$473,831	$1	$—	$473,830
At December 31, 2024:
U.S. Treasuries - Cash equivalents	$329,457	$84	$—	$329,373
Total	$329,457	$84	$—	$329,373

There were no realized gains or losses from available-for-sale securities during the three and nine months ended September 30, 2025 and 2024.

The estimated fair values of available-for-sale securities at September 30, 2025, by contractual maturity, are summarized as follows (in thousands):

September 30, 2025
Due in one year or less	$473,831

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Equity securities:
Net gains (losses) recognized during the period on equity securities	$(2,089)	$1,759	$(2,397)	$(1,647)
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$(2,089)	$1,759	$(2,397)	$(1,647)

There were no purchases or sales of equity securities during the three and nine months ended September 30, 2025 and 2024.

4.
Accumulated Other Comprehensive Income (Loss).

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale securities (in thousands), the Company’s only component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024.

There were no reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024.

Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2025	$31
Other comprehensive gain (loss) before reclassifications	(31)
Net current period other comprehensive gain (loss)	(31)
Balance at September 30, 2025	$—

Balance at December 31, 2024	$64
Other comprehensive loss before reclassifications	(64)
Net current period other comprehensive gain (loss)	(64)
Balance at September 30, 2025	$—

Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$—
Other comprehensive gain (loss) before reclassifications	—
Net current period other comprehensive gain (loss)	—
Balance at September 30, 2024	$—

Balance at December 31, 2023	$14
Other comprehensive loss before reclassifications	(14)
Net current period other comprehensive gain (loss)	(14)
Balance at September 30, 2024	$—

5.
Inventory, Net.

Inventory, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$12,139	$6,518
Work-in-process	4,598	3,445
Finished goods	11,292	9,578
Total inventory, net	$28,029	$19,541

The Company identified approximately $0.5 million in unsalable product which is included in prepaid expenses and other current assets in the consolidated balance sheet at September 30, 2025 as the Company believes it will be reimbursed. The Company's inventory reserve was approximately $0.2 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, and was recorded within cost of sales in the consolidated statements of operations and relates to slow-moving FYCOMPA® inventory. There were no inventory reserves during the three and nine months ended September 30, 2024.

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid manufacturing costs	$1,599	$206
Prepaid tax	10,585	7,959
Prepaid insurance	540	1,660
Prepaid subscriptions fees	666	1,233
Prepaid research fees	1,329	1,135
Prepaid commercialization expenses	6,997	4,957
Due from collaborative and licensing arrangements	26	11
Prepaid conference and travel expenses	1,762	1,287
Prepaid co-pay assistance program	755	1,561
Interest receivable	360	536
Other	3,504	494
Total prepaid expenses and other current assets	$28,123	$21,039

7.
Operating Leases.

The Company has an operating lease agreement for its corporate office that commenced in March 2021 for approximately 10,700 square feet of space. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. The Company has no obligations under finance leases.

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$108	$108	$323	$323

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$402	$391
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$67	$67

Supplemental balance sheet information related to lease was as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$2,010	$2,230
Other current liabilities	$428	$402
Operating lease liabilities, net of current portion	2,461	2,786
Total operating lease liabilities	$2,889	$3,188

As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term was 5.6 years and 6.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.51% as of September 30, 2025 and December 31, 2024.

Remaining payments of lease liabilities as of September 30, 2025 were as follows (in thousands):

2025 (remaining three months)	$135
2026	553
2027	570
2028	587
2029	605
Thereafter	835
Total lease payments	3,285
Less: imputed interest	(396)
Total	$2,889

Rent expense was approximately $0.1 million and $0.3 million for both the three and nine months ended September 30, 2025 and 2024, respectively.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Furniture and equipment	$1,076	$1,050
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(1,423)	(1,120)
Total property and equipment, net	$1,077	$1,354

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at September 30, 2025 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$7,479	$26,090
License and acquired intangibles for FYCOMPA®	158,143	85,023	73,120
License and acquired intangibles for AGAMREE®	36,000	6,571	29,429
Total	$227,712	$99,073	$128,639

The following table presents the Company’s intangible assets at December 31, 2024 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$5,739	$27,830
License and acquired intangibles for FYCOMPA®	158,143	61,301	96,842
License and acquired intangibles for AGAMREE®	36,000	4,000	32,000
Total	$227,712	$71,040	$156,672

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI®, FYCOMPA® and AGAMREE® was approximately 14.5 years, 5 years and 10.5 years, respectively.

The Company recorded approximately $0.5 million and $1.7 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during both the three and nine months ended September 30, 2025 and 2024, respectively, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $7.9 million and $23.7 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during both the three and nine months ended September 30, 2025 and 2024, respectively, within cost of sales in the consolidated statements of operations and comprehensive income. The Company recorded approximately $0.9 million and $2.6 million in amortization expense related to the licensed and acquired intangibles for AGAMREE® during both the three and nine months ended September 30, 2025 and 2024, respectively, within cost of sales in the consolidated statements of operations and comprehensive income. Amortization of the FYCOMPA®, RUZURGI® and AGAMREE® intangible assets are reported together as amortization of intangible assets in the consolidated statements of operations and comprehensive income.

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2025 (remaining three months)	$9,345
2026	37,378
2027	37,378
2028	7,705
2029	5,750
Thereafter	31,083
Total	$128,639

At September 30, 2025 and December 31, 2024, the weighted average amortization period remaining for intangible assets was 4.7 years and 5.4 years, respectively.

There were no impairment charges recognized on definite-lived intangibles for the three and nine months ended September 30, 2025 or 2024.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued preclinical and clinical trial expenses	$1,060	$267
Accrued professional fees	9,938	11,011
Accrued compensation and benefits	10,573	10,746
Accrued license fees	31,058	30,991
Accrued purchases	638	447
Operating lease liability	428	402
Accrued gross-to-net revenue liabilities	63,037	44,939
Accrued income tax	710	894
Due to licensor	1,104	3,582
Accrued interest payable	251	389
Other	842	417
Current accrued expenses and other liabilities	119,639	104,085
Lease liability – non-current	2,461	2,786
Other – non-current	161	315
Non-current accrued expenses and other liabilities	2,622	3,101
Total accrued expenses and other liabilities	$122,261	$107,186

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

In July 2024, the Company entered into a license, supply and commercialization agreement with KYE, for the commercialization of AGAMREE® in Canada granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE was responsible for obtaining regulatory approval of the product from Health Canada and the Company supplies product to KYE. Further, the Company received an upfront payment from KYE and will be eligible to receive further reimbursement, sales milestones and sales royalties for AGAMREE®. See Note 17 (Subsequent Events).

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

Revenues from the arrangements with KYE for the three and nine months ended September 30, 2025 and 2024 were not material. Revenue is included in product revenue, net and license and other revenue in the accompanying consolidated statements of operations and comprehensive income. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11.
Collaborative and Licensing Arrangements (continued).

DyDo Pharma, Inc.

On June 28, 2021, the Company entered into a license and supply agreement with DyDo, for the development and commercialization of FIRDAPSE® in Japan. Under the agreement, DyDo has joint rights to develop FIRDAPSE®, and exclusive rights to commercialize the product, in Japan. DyDo is responsible for funding all clinical, regulatory, marketing and commercialization activities in Japan, while the Company is responsible for clinical and commercial supply based on purchase orders, as well as providing support to DyDo in its efforts to obtain regulatory approval for the product from the Japanese regulatory authorities.

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

There was $0 and $1.1 million in revenue from the arrangement with DyDo for the three and nine months ended September 30, 2025, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. There was $2.1 million in revenue from the arrangement with DyDo for both the three and nine months ended September 30, 2024, which consisted of a milestone payment earned upon DyDo receiving regulatory approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan and is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income.

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

Additionally, in October 2023, the Company received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Healthcare Limited (Inventia)), and the Company filed a similar lawsuit against that manufacturer in November 2023. On July 30, 2024, the Company settled its patent litigation with Inventia for FIRDAPSE®. In that settlement, Inventia acknowledged both the validity of the Company's FIRDAPSE® patents and also the infringement by the ANDA filer's product of the Company's patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration scheduled for February 2037, or the earlier entry into the market of another ANDA product meeting certain conditions.

In June 2024, Lupin converted five of its Paragraph IV Certifications in its ANDA to Paragraph III certifications acknowledging the validity and their ANDA’s infringement of five of those patents, the latest ending in 2034. The Company subsequently dismissed all of its claims against Lupin related to those five patents but maintained its claims against Lupin for the remaining Paragraph IV certification for U.S. Patent No. 10,626,088 which is the patent expiring in 2037.

12.
Commitments and Contingencies (continued).

Further, on January 8, 2025, the Company reached a settlement with Teva in which Teva agreed not to market a generic version of FIRDAPSE® in the U.S. any earlier than February 25, 2035, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur. In accordance with the settlement agreement, the parties terminated all ongoing patent litigation between the Company and Teva regarding FIRDAPSE® patents pending in the U.S. District Court for the District of New Jersey. Later, on August 26, 2025, the Company reached a settlement with Lupin on substantially the same terms for market entry.

The pending FIRDAPSE® patent litigation against the remaining defendant, Hetero (for all of FIRDAPSE®’s Orange Book-listed patents), remains ongoing, and there can be no assurance as to whether the currently ongoing litigation with Hetero will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to February 25, 2035. At this time, the trial is anticipated for March 2026, which is prior to the expiration of the 30-month stay on May 26, 2026.

Since cases of this type are complex and the results of patent litigation with Paragraph IV challengers is always uncertain, there can be no assurance as to whether the Company will prevail in these litigations. As a result, there can be no assurance as to whether a generic version of FIRDAPSE® will be marketed in the U.S. prior to Teva's and Lupin's licensed entry into the market on February 25, 2035.

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

Additionally, the Company entered into a purchase commitment for AGAMREE® with a contract manufacturing organization in May 2025 for approximately $5.4 million, which it has fulfilled.

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

A minimum royalty payment exists annually for calendar years from the Effective Date through 2025 of $3 million, provided that such minimum annual royalty payment shall be prorated in the first calendar year of the agreement. As these minimum payments are both probable and estimable, they were included in the purchase price of the agreement and any royalties in excess of this amount are being charged to cost of sales as revenue from product sales is recognized. A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (which ends when there is no valid claim under the Company’s FIRDAPSE® patents in the U.S.) of $5 million unless a competing product or generic version of FIRDAPSE® is being marketed or sold in the U.S. If these minimum payments become probable in the future, the Company would recognize a contingent liability at that time with an offset to the value of the intangible asset acquired. Any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis.

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

In accordance with FASB ASC 730-10-25, as AGAMREE® had not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D asset acquired (which includes all transaction costs related to the transactions with Santhera) was immediately expensed to research and development. The Company may be obligated to pay Santhera sales-based milestones of up to $105 million, which includes a sales-based milestone payment of up to $12.5 million upon achievement of revenues of $100 million. Such sales-based milestone payments, if made, will be capitalized as intangible assets and amortized to cost of sales over the remaining estimated useful life of the approved product when the milestone is achieved and becomes payable by the Company. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize all royalty payments in cost of sales as revenue from product sales is recognized.

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

14.
Income Taxes.

The Company’s effective income tax rate was 23.6% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are driven by state income taxes, fluctuations in the value of investments and anticipated annual permanent differences offset by equity compensation deductions.

The Company had no material uncertain tax positions as of September 30, 2025 and December 31, 2024.

On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses and accelerated fixed asset depreciation. The Company has estimated the effects of the legislation on its estimated annual effective tax rate and cash tax position, and determined that the legislation does not have a material impact on its effective tax rate.

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At September 30, 2025 and December 31, 2024, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At September 30, 2025 and December 31, 2024, 123,264,583 and 120,879,099 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In March 2021, the Company’s Board of Directors approved a share repurchase program that authorized the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on March 22, 2021 and expired on March 22, 2025. No shares were repurchased during the three and nine months ended September 30, 2025 and 2024, respectively. See Note 17 (Subsequent Events).

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

16.
Stock Compensation.

For the three and nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$410	$402	$1,739	$1,314
Selling, general and administrative	5,260	4,022	17,378	15,766
Total stock-based compensation	$5,670	$4,424	$19,117	$17,080

16.
Stock Compensation (continued).

Stock Options

As of September 30, 2025, there were outstanding stock options to purchase 11,330,004 shares of common stock, of which stock options to purchase 6,338,132 shares of common stock were exercisable. Further, as of that date, 6,739,236 shares of common stock remain available for issuance in the future under the 2018 Stock Incentive Plan.

During the three and nine months ended September 30, 2025, the Company granted seven-year term options to purchase an aggregate of 82,500 and 773,903 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $4.8 million and $15.7 million, respectively, during the three and nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2025, options to purchase 879,014 shares and 2,260,541 shares, respectively, of the Company’s common stock were exercised, with proceeds of $5.8 million and $12.8 million, respectively, to the Company.

During the three and nine months ended September 30, 2024, options to purchase 745,195 shares and 1,901,467 shares, respectively, of the Company’s common stock were exercised, with proceeds of $4.0 million and $7.5 million, respectively, to the Company.

As of September 30, 2025, there was approximately $32.2 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Restricted Stock Units

The Company granted no restricted stock units and 18,700 restricted stock units during the three and nine months ended September 30, 2025, respectively. The Company granted no restricted stock units and 35,693 restricted stock units during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0.9 million and $3.4 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $0.8 million and $4.5 million, respectively.

As of September 30, 2025, there was approximately $6.2 million of unrecognized compensation expense related to non-vested restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.5 years.

17.
Subsequent Events.

On October 1, 2025, the Company announced that its Board of Directors has approved a new share repurchase program authorizing the Company to repurchase up to $200 million of its common stock between October 1, 2025 and December 31, 2026. Repurchases under the new share repurchase program may be made through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. The Company is not obligated to repurchase any specific amount of shares of common stock, and the new share repurchase program may be suspended or terminated at any time. The Company plans to use existing cash on hand to fund its new share repurchase program. As of November 3, 2025, the Company has repurchased 405,092 shares of its outstanding common stock for an aggregate purchase price of approximately $8.4 million ($20.74 average price per share).

On October 2, 2025, KYE issued a press release announcing that Health Canada issued a Notice of Compliance for KYE's New Drug Submission to commercialize AGAMREE® in Canada.

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the third quarter of fiscal 2025.
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
•
Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024.
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

OVERVIEW

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently market three commercial stage drug products, FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel). We are also currently seeking to further expand our product portfolio, with a focus on acquiring the rights to near-term accretive and late-stage products to treat rare (orphan) diseases across therapeutic areas. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful positive impact on those affected by these conditions.

Currently, we have a total of 57 field personnel supporting FIRDAPSE® and AGAMREE® and 16 field personnel supporting FYCOMPA®. We also have 18 patient assistance liaisons and insurance navigation support personnel who support both FIRDAPSE® and AGAMREE®. Finally, we have 18 medical science liaisons who help educate the medical community about scientific literature concerning our drug products and the diseases they treat.

When we launched AGAMREE®, in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. In early 2025, we made a strategic decision to split these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This change was made in an effort to allow us to better focus the support for each product. This division of our field-based forces into two units became effective on April 1, 2025. Further, we have recently added two national account directors to our commercial team who exclusively focus on the oncology market for LEMS patients who also have cancer.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application, (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton Myasthenic Syndrome, or LEMS, and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg for the treatment of LEMS to include pediatric patients six years of age and older. Additionally, on May 30, 2024, the FDA approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We believe that this most recent sNDA approval offers healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS.

We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 23 field personnel, including sales (Regional Account Managers and Area Business Directors), National Account Directors and thought leader liaisons. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has cancer (principally small cell lung cancer). Finally, we make available for online ordering a no-cost LEMS voltage gated calcium channel (VGCC) antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

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

On August 6, 2025, we reported that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Small Cell Lung Cancer (SCLC) now include new additions involving LEMS, amifampridine, and the tests for PQ- and N-type VGCC antibodies. The updated NCCN Clinical Practice Guidelines in Oncology for SCLC relating to LEMS now include symptom specificity—characterized by proximal muscle weakness and autonomic dysfunction. Under "Signs and Symptoms of Small Cell Lung Cancer” (SCL-A 2 of 2), the guidelines recommend diagnosis through a neurological evaluation, ideally in consultation with a neurologist, which may include testing for PQ- and N-type VGCC antibodies. Additionally, under “Principles of Supportive Care” (SCL-D), the guidelines recommend that amifampridine should be considered as a treatment in consultation with neurology.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for orphan and ultra-orphan, rare diseases, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to as little as $0 whenever possible (currently an average of less than $2 per month). Our co-pay assistance programs, including the one for FIRDAPSE®, are not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we continue to donate funds to one or more qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need who meet those independent organizations' guidelines. In addition, we have a program in place to help patients who are uninsured and underinsured. Subject to compliance with applicable regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE® is currently marketed for the treatment of LEMS in Canada through our exclusive sublicensee, KYE. We supply product to KYE at agreed upon prices and we are also eligible to earn sales milestones and sales royalties based on net revenues from sales of the product in Canada. Further, FIRDAPSE® is commercially available (since January 21, 2025) for the treatment of LEMS in Japan through our sublicensee for Japan, DyDo Pharma, Inc. (DyDo). We generate revenue from DyDo through the receipt of additional milestone payments, as such milestones are achieved, and a transfer price on the product supplied by us to DyDo (in lieu of royalties).

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

In that regard, in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they each had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 26, 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay.

Additionally, in October 2023, we received a Paragraph IV Certification Notice Letter from a fourth generic drug manufacturer (Inventia Healthcare Limited (Inventia)), and after conducting the necessary diligence we filed a similar lawsuit against that manufacturer in November 2023 in the U.S. District Court for the District of New Jersey. On July 30, 2024, we settled this patent litigation with Inventia. In this settlement, Inventia acknowledged both the validity of our FIRDAPSE® patents and also the infringement by the ANDA filer's product of our patents. As part of the settlement, Inventia also agreed not to commercialize its product until the earlier of all FIRDAPSE® patents expiration or the entry into the market of another ANDA product meeting certain conditions.

In June 2024, Lupin converted five of its Paragraph IV Certifications in its ANDA to Paragraph III certifications acknowledging the validity and their ANDA’s infringement of five of those patents, the latest ending in 2034. We subsequently dismissed all of our claims against Lupin related to those five patents but maintained our claim against Lupin for the remaining Paragraph IV certification for U.S. Patent No. 10,626,088, which is the patent expiring in 2037.

On January 8, 2025, we reached a settlement with Teva in which Teva agreed not to market a generic version of FIRDAPSE® in the U.S. any earlier than February 25, 2035, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur. In accordance with the settlement agreement, the parties terminated all ongoing patent litigation between us and Teva regarding FIRDAPSE® patents pending in the U.S. District Court for the District of New Jersey. Later, on August 26, 2025, we reached a settlement with Lupin on substantially the same terms for market entry.

The pending FIRDAPSE® patent litigation against the remaining defendant, Hetero (relating to the FIRDAPSE® Orange Book-listed patents expiring in 2032, 2034 and 2037) remains ongoing. At this time, a trial date has been set for March 2026, which is prior to the expiration of the 30-month stay on May 26, 2026.

Since cases of this type are complex and the results of patent litigation with Paragraph IV challengers is always uncertain, there can be no assurance as to whether we will prevail in this litigation. As a result, there can be no assurance as to whether our currently ongoing litigation with Hetero will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to Teva's and Lupin's licensed entry into the market on February 25, 2035.

AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (AGAMREE® License Agreement) and an Investment Agreement (Investment Agreement) with Santhera Pharmaceuticals Holding AG (collectively, Santhera). Under the AGAMREE® License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE®, a novel corticosteroid for the treatment of Duchenne muscular dystrophy, or DMD. Under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, we hold the North American rights to any future approved indications for AGAMREE®. Finally, under our AGAMREE® License Agreement with Santhera, we have agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon prices until we complete our currently ongoing process to transition to a U.S. supplier.

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On November 3, 2025, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 10.30 per share (approximately $12.80 USD based on then-current exchange rates).

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

We currently (since April 1, 2025) sell AGAMREE® in the U.S. through a field-based force of approximately 16, including sales (12 Regional Account Managers and two Area Business Directors) and two Area Marketing Directors. We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Additionally, we continue to donate funds to one or more qualified, independent charitable financial foundations dedicated to providing assistance to any U.S. DMD patients in financial need for paying the costs of care (including medication), to the extent permitted by each such organization's guidelines.

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

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we are currently enrolling patients in our SUMMIT study to evaluate data about long-term patient safety and quality of life data from the use of our product, with the hope of offering a deeper understanding of the product's potential long-term benefits for patients, such as in the areas of stature, bone health, behavior, and cardiovascular health.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patients ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Additionally, on January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the reimbursement for AGAMREE® for the treatment of DMD. This agreement makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients four years of age and older, independent of the underlying genetic mutation.

We are currently taking the first steps to seek to expand the number of diseases that can be treated with AGAMREE®. In furtherance of that objective, we are currently conducting a Phase 1 study in healthy adults comparing a single dose of vamorolone, prednisone, and deflazacort, and studying the immunosuppressive effect of multiple ascending doses of AGAMREE®, which study will attempt to define the immunosuppressive dose of vamorolone for future indications and for the use of our product in conjunction with gene and cell therapies that are approved to treat DMD and require a concurrent immunosuppressive regimen of a corticosteroid when administered. We expect to have the results of both parts of this study by the end of the first quarter of 2026.

Further, we have established a joint steering committee with Santhera that is overseeing the lifecycle management and development of AGAMREE®. There can be no assurance that we can develop our product for the treatment of diseases other than DMD. Finally, we are currently in the process of validating a U.S. manufacturing site for the product, which we expect will be completed by the end of 2026.

In the U.S., AGAMREE® has New Chemical Entity exclusivity that expires in October 2028. AGAMREE® also has Orphan Drug Exclusivity expiring in October 2030. AGAMREE® is further protected by seven Orange Book listed patents expiring as early as May 28, 2029 and as late as July 16, 2040. The Company has also requested Patent Term Extension (PTE) and will update the relevant expiration date in the Orange Book upon a final determination by the U.S. Patent and Trademark Office (USPTO). On June 25, 2025, the FDA published a notice (Determination of Regulatory Review Period for Purposes of Patent Extension; AGAMREE®) in the Federal Register regarding the requested extension of patent numbers 8,334,279, 10,857,161, and 11,833,159, all of which currently expire on May 28, 2029, as listed in the FDA's Orange Book. With the publication of this notice, there is a 180-day period for third parties to submit comments and/or due diligence petitions to the FDA. If no comments or petitions are submitted within this period, the FDA will notify the USPTO so that the USPTO can then determine the length of the PTE for each patent for which an extension was requested. Upon completion of the PTE determination, USPTO will mail a Notice of Final Determination of PTE. We will then have one month from the mailing of the Notice of Final Determination to elect one of the three patents for an extension patent term.

The earliest a generic manufacturer could submit an ANDA for vamorolone is October 26, 2027. If we were to pursue a patent infringement action of any such ANDA challenges of any of AGAMREE®’s Orange Book patents, then the automatic statutory 30-month stay would prevent FDA approval of such ANDA until April 26, 2031.

On July 23, 2024 we entered into a license, supply and commercialization agreement with KYE, which is already our sublicensee for FIRDAPSE® in Canada, granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE was responsible for obtaining regulatory approval of the product from Health Canada and on April 8, 2025, we announced that Health Canada had accepted for review KYE's New Drug Submission (NDS) for AGAMREE® and on October 2, 2025, KYE announced that Health Canada has approved AGAMREE® for the treatment of DMD in boys four years of age and older. Under our sublicense agreement with KYE for this product, we will supply product to KYE and also receive sales milestones and sales royalties based on net revenues from sales of the product in Canada.

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

We sell FYCOMPA® in the U.S. through a field-based force experienced in epilepsy products consisting at this time of approximately 16 field personnel, including sales (Regional Account Managers and Area Business Directors), and payor reimbursement (National Account Managers). FYCOMPA® is being sold and distributed through a 3PL organization under our contracts.

We are supporting patients using FYCOMPA® through an Instant Savings Card Program. Through the program, eligible commercially insured patients could pay as little as $5 for their FYCOMPA® co-pay. The FYCOMPA® Instant Savings Card Program is not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, VA, DoD, or TRICARE.

Patent protection for FYCOMPA® tablets and oral solution is primarily derived from two patents listed in the FDA’s Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent), expired on May 23, 2025, including patent term extension. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which will expire on July 1, 2026. The ‘497 patent, which covers the API used in both FYCOMPA® tablets and oral solution, had been the subject of previous Paragraph IV certifications from three ANDA filers for the tablet formulation, which were not contested by Eisai prior to our acquisition of the drug. As a result, the '571 patent expired on May 23, 2025 and, to our knowledge based on publicly available information, one ANDA filer for the tablet formulation has to date obtained approval of and is marketing a generic version of FYCOMPA® tablets. Further, we will lose patent exclusivity for the oral suspension version of FYCOMPA® on December 15, 2025 and we expect generic competition on that formulation starting at that time. We are continuing to market FYCOMPA® tablets following the loss of patent exclusivity and we intend to do the same with the oral suspension version when it loses patent exclusivity on December 15, 2025.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs. In that regard, we are currently exploring near-term accretive, clinically differentiated and adequately de-risked opportunities, with a keen focus on rare (orphan) disease products across therapeutic areas. These prospects include evaluating companies with existing commercial drug products or drugs in development, for potential licensing or acquisitions. We maintain a well-established U.S. presence, which remains the cornerstone of our commercial strategy, while continuously evaluating strategic opportunities to expand our global footprint.

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

Capital Resources

At September 30, 2025, we had cash and investments of approximately $689.9 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, absent the use of cash to acquire potential business development opportunities, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our forecasts of revenues from sales of FYCOMPA® will be accurate now that the tablet version of the product has lost (and the oral suspension version of the product will shortly lose) patent exclusivity, or that we will continue to be profitable and cash flow positive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

Share Repurchase Program

On October 1, 2025, we announced that our Board of Directors has authorized a new share repurchase program to repurchase up to $200 million of shares of our common stock between October 1, 2025 and December 31, 2026. Repurchases under the new share repurchase program may be made through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the new share repurchase program may be suspended or terminated at any time.

We are using existing cash on hand to fund our share repurchase program. We also believe that we can execute this share repurchase program without impairing the advancement of our business development strategy. In that regard, as of November 3, 2025, we have repurchased 405,092 shares of our outstanding common stock for an aggregate purchase price of approximately $8.4 million ($20.74 average price per share).

Basis of Presentation

Revenues.

During the three and nine months ended September 30, 2025, we generated revenues from product sales of FIRDAPSE®, AGAMREE®, and FYCOMPA®. We expect these revenues to fluctuate in future periods based on our sales during such periods of our products.

We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE launched FIRDAPSE® in Canada. During the three and nine months ended September 30, 2025, revenues generated under our collaboration agreement with KYE were immaterial. In July 2024, we announced that we had entered into a collaboration agreement with KYE for the commercialization of AGAMREE® in Canada. On October 2, 2025, KYE issued a press release reporting that its NDS to commercialize AGAMREE® in Canada has been approved by Health Canada.

On September 24, 2024, we were informed by DyDo that it had received approval of its New Drug Application for the sale of FIRDAPSE® in Japan. Further, DyDo has advised us that they launched FIRDAPSE® in Japan in January 2025.

We expect revenues from both the KYE and DyDo agreements to be immaterial in 2025, as distribution ramps up in each jurisdiction and KYE begins to market AGAMREE® in Canada.

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

Prior to January 2023, all of our research and development resources had been devoted to the development of FIRDAPSE®, and until such time as we acquire or license new products we currently expect that our future development costs will be attributable principally to the continued development of FIRDAPSE®, and AGAMREE®.

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

Selling, General and Administrative Expenses.

During 2019, we began to commit funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales and marketing program for FIRDAPSE®. We are also now incurring substantial commercialization expenses for AGAMREE®, as we continue commercialization of this product. We expect that such expenses for FYCOMPA® will decline as a result of a potential decline in sales resulting from the expiration of patent protection and the commencement of generic competition for this product.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2024 Annual Report on Form 10-K that we filed with the SEC on February 26, 2025. Our most critical accounting policies and estimates include accounting for revenue recognition, valuation of intangible assets, stock-based compensation and valuation allowance for deferred tax assets. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K.

Results of Operations

Revenues.

For the three and nine months ended September 30, 2025, we recognized total revenues of approximately $148.4 million and $436.4 million, respectively, which included approximately $148.4 million and $436.3 million, respectively, in net revenue from product sales

(primarily in the U.S.). For the three and nine months ended September 30, 2024, we recognized total revenues of approximately $128.7 million and $349.9 million, respectively, which included approximately $126.4 million and $347.5 million, respectively, in net revenue from product sales (primarily in the U.S.).

FIRDAPSE® net product revenue was approximately $92.2 million and $260.8 million, respectively, for the three and nine months ended September 30, 2025, compared to approximately $79.3 million and $223.5 million, respectively, for the three and nine months ended September 30, 2024.

AGAMREE® net product revenue was approximately $32.4 million and $81.8 million, respectively, for the three and nine months ended September 30, 2025, compared to approximately $15.0 million for the three months ended September 30, 2024 and $25.0 million for the period between March 13, 2024 (date of commercial launch) and September 30, 2024.

FYCOMPA® net product revenue was approximately $23.8 million and $93.8 million, respectively, for the three and nine months ended September 30, 2025, compared to approximately $32.1 million and $99.0 million, respectively, for the three and nine months ended September 30, 2024.

The increases of approximately $21.9 million and $88.8 million, respectively, in net product revenues when comparing the three and nine months ended September 30, 2025 and 2024 was primarily due to the commercialization of AGAMREE® in March 2024 and related product sales. Additionally, FIRDAPSE® net product revenue increased by approximately $12.9 million or 16.2% and $37.2 million or 16.7%, respectively, from the three and nine month periods ended September 30, 2024 compared to the three and nine month periods ended September 30, 2025, which was primarily driven by an increase in sales volumes.

Further, FYCOMPA® net product revenue decreased by approximately $8.3 million or 25.8% and $5.3 million or 5.3%, respectively, from the three and nine month periods ended September 30, 2024 compared to the three and nine month periods ended September 30, 2025, due to the generic entry following the loss of exclusivity in May 2025. We expect that net product revenue for FYCOMPA® will likely continue to decrease in the future, since there is currently generic competition following patent expiry for FYCOMPA® tablets. Our patent protection expired on May 23, 2025 for FYCOMPA® tablets and will expire on December 15, 2025 for the oral suspension.

For the three and nine months ended September 30, 2025, we recognized $27 thousand and $71 thousand, respectively, in license and other revenue which consisted of royalties. For the three and nine months ended September 30, 2024, we recognized $2.3 million and $2.4 million, respectively, in license and other revenue which consisted principally of a milestone payment earned upon DyDo receiving regulatory approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan.

Cost of Sales.

Cost of sales was approximately $22.7 million and $61.2 million, respectively, for the three and nine months ended September 30, 2025, compared to $19.3 million and $47.2 million, respectively, for the three and nine months ended September 30, 2024. Cost of sales in all periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the three and nine months ended September 30, 2025 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the three and nine months ended September 30, 2025 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. Royalties on sales of AGAMREE® in future years may increase as a percentage of net sales exceed certain amounts of net revenues over $100 million. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $9.3 million and $28.0 million, respectively, for each of the three and nine month periods ended September 30, 2025 and 2024. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years and the AGAMREE® rights, which are amortized using the straight-line method over its estimated useful life of 10.5 years.

We evaluate our intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable (triggering events) from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If we determine one or more of our intangible assets are impaired during a future period we would record a charge in the amount of that impairment.

There were no impairment charges recognized on definite-lived intangibles for the three and nine months ended September 30, 2025 or 2024.

Research and Development Expenses.

Research and development expenses for the three months ended September 30, 2025 and 2024 were approximately $2.7 million and $3.3 million, respectively, and represented approximately 3% and 4% of total operating costs and expenses, respectively. Research and development expenses for the three months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
Salary and benefit expense	$888	$996	(108)	(10.8)
Employee stock-based compensation expense	410	402	8	2.0
Research and clinical trial expense	1,225	1,484	(259)	(17.5)
Additional research and development expense	134	402	(268)	(66.7)
Total research and development expenses	$2,657	$3,284	(627)	(19.1)

Research and development expenses for the nine months ended September 30, 2025 and 2024 were approximately $10.9 million and $8.9 million, respectively, and represented approximately 5% and 4% of total operating costs and expenses, respectively. Research and development expenses for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
Salary and benefit expense	$3,668	$3,095	573	18.5
Employee stock-based compensation expense	1,739	1,314	425	32.3
Research and clinical trial expense	5,012	3,479	1,533	44.1
Additional research and development expense	483	962	(479)	(49.8)
Total research and development expenses	$10,902	$8,850	2,052	23.2

Research and development expenses remained relatively consistent during the three and nine months ended September 30, 2025 when compared to the same periods in 2024. During the three and nine months ended September 30, 2025, research and development expenses consisted of costs for company-sponsored research and development activities, support for selected investigator-sponsored research, and costs for development activities supporting our commercial products. Stock-based compensation expense includes a charge related to the retirement of a former executive officer, recorded during the second quarter of 2025, upon lapse of the applicable revocation period under the separation agreement with this former executive. This charge is allocated between research and development expenses and selling, general and administrative expenses.

We expect that research and development activities may become more significant in the future if we seek to execute on the development of additional indications for FIRDAPSE® and AGAMREE® and on our portfolio expansion efforts.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were approximately $47.5 million and $45.9 million, respectively, and represented approximately 58% and 59% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
Selling	$30,457	$29,105	1,352	4.6
General and administrative	11,753	12,753	(1,000)	(7.8)
Employee stock-based compensation	5,260	4,022	1,238	30.8
Total selling, general and administrative expenses	$47,470	$45,880	1,590	3.5

Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were approximately $140.3 million and $133.5 million, respectively, and represented approximately 58% and 61% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
Selling	$88,642	$80,673	7,969	9.9
General and administrative	34,310	37,109	(2,799)	(7.5)
Employee stock-based compensation	17,378	15,766	1,612	10.2
Total selling, general and administrative expenses	$140,330	$133,548	6,782	5.1

For the three and nine months ended September 30, 2025, selling, general and administrative expenses remained relatively consistent when compared to the same periods in 2024. The increase in selling expenses was primarily attributable to an increase in employee compensation related to annual merit increases and an increase in headcount resulting from the acquisitions of FYCOMPA® and AGAMREE®. Further, the decrease in general and administrative expenses was primarily due to the timing of our commitments to make contributions to 501(c)(3) organizations supporting LEMS patients. Finally, stock-based compensation expense includes charges related to the retirement of three former executive officers, two of which were recorded during the first quarter of 2024 and one of which was recorded during the second quarter of 2025, upon lapse of the applicable revocation periods under the respective separation agreements with these former executives. The charge in the 2025 period is allocated between research and development expenses and selling, general and administrative expenses.

We expect that selling, general, and administrative expenses will continue to be substantial in future periods as we continue to sell FIRDAPSE® and AGAMREE® and as we take other steps in an effort to continue to expand our business, offset in part by reduced selling, general, and administrative expenses as more generic FYCOMPA® becomes available in the marketplace.

Stock-Based Compensation.

Total stock-based compensation for the three and nine months ended September 30, 2025 was $5.7 million and $19.1 million, respectively, and for the three and nine months ended September 30, 2024 was $4.4 million and $17.1 million, respectively. In the 2025 and 2024 periods, grants were principally for stock options and restricted stock units related to year-end bonus awards and grants to new employees. Both periods include charges related to the retirement of three former executive officers, two of which were recorded during the first quarter of 2024 and one was recorded during the second quarter of 2025, upon lapse of the applicable revocation periods under the respective separation agreements with these former executives.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of $4.8 million and $15.7 million for the three and nine months ended September 30, 2025, respectively, compared to $6.3 million and $9.8 million for the three and nine months ended September 30, 2024, respectively. The changes in other income, net for the three and nine months ended September 30, 2025 when compared to the same periods in 2024 was primarily due to higher invested balances offset by a decrease in the share price of our investment in Santhera. Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income, net	$6,857	$4,537	$18,079	$11,448
Net gains (losses) recognized during the period on equity securities	(2,089)	1,759	(2,397)	(1,647)
Total other income, net	$4,768	$6,296	$15,682	$9,801

Income Taxes.

Our effective income tax rate was approximately 23.6% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. Differences in our effective tax and the statutory federal income tax of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher than it was for the nine months ended September 30, 2025).

We had no material uncertain tax positions as of September 30, 2025 and December 31, 2024.

Net Income.

Our net income was $52.8 million and $161.6 million, respectively, for the three and nine months ended September 30, 2025 ($0.43 and $1.32, respectively, per basic share and $0.42 and $1.27, respectively, per diluted share) as compared to net income of $43.9 million and $108.0 million, respectively, for the three and nine months ended September 30, 2024 ($0.37 and $0.92, respectively, per basic share and $0.35 and $0.87, respectively, per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through revenues from product sales and multiple offerings of our securities. At September 30, 2025 we had cash and cash equivalents aggregating $689.9 million and working capital of $723.7 million. At December 31, 2024 we had cash and cash equivalents aggregating $517.6 million and working capital of $502.9 million. At September 30, 2025, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts and U.S. Treasuries.

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
•
the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the extent to which we acquire or invest in other products and the size of those investments.

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

Cash Flows.

Net cash provided by operating activities was $163.8 million and $168.9 million, respectively, for the nine months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025, net cash provided by operating activities was primarily attributable to our net income of $161.6 million, an increase of $19.0 million in accrued expenses and other liabilities, $19.1 million in stock-based compensation, $28.3 million in amortization of intangible assets and depreciation and $2.8 million in non-cash expenses. This was partially offset by an increases of $40.9 million in accounts receivable, net, $8.9 million in inventory, net and $7.1 million in prepaid expenses and other current assets, decreases of $7.5 million in accounts payable and $0.3 million in operating lease liability and $2.3 million in deferred taxes. The increase in accounts receivable, net, primarily relates to a change in the payment terms resulting from the renegotiation of a contract between us and a customer. Under the revisions to the contract with this customer, among other changes, we are now paying reduced fees to the customer (which are recorded as a reduction in gross-to-net expenses), but the customer is paying amounts due on its obligations to us on a monthly basis rather than a semi-monthly basis (as required under the previous contract terms). As a result of this change, the payment of approximately $24.9 million that we would have received, based upon the previous due date, at the end of September 2025 under the previous contract terms was received on October 2, 2025.

During the nine months ended September 30, 2024, net cash provided by operating activities was primarily attributable to our net income of $108.0 million, an increase of $44.9 million in accrued expenses and other liabilities, $17.1 million in stock-based compensation, $28.3 million in amortization of intangible assets and depreciation and $1.1 million in non-cash expenses. This was partially offset by increases of $4.8 million in accounts receivable, net, $4.4 million in inventory, net and $5.8 million in prepaid expenses and other current assets, decreases of $3.2 million in accounts payable and $0.3 million in operating lease liability and $11.9 million in deferred taxes.

Net cash used in investing activities was $26 thousand for the nine months ended September 30, 2025, consisting of purchases of property and equipment. Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2024, consisting of purchases of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $8.6 million, consisting primarily of proceeds from the exercise of stock options, partially offset by the payment of liabilities arising from asset acquisition and payment of employee withholding tax on the vesting of restricted stock units. Net cash provided by financing activities during the nine months ended September 30, 2024 was $136.2 million, consisting primarily of proceeds from the issuance of common stock.

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

For the three and nine months ended September 30, 2025, we recognized an aggregate of approximately $15.7 million and $41.1 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024, we recognized an aggregate of approximately $13.6 million and $34.0 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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

For the three and nine months ended September 30, 2025, we recognized an aggregate of approximately $1.4 million and $3.9 million, respectively, of royalties payable to Jacobus. For the three and nine months ended September 30, 2024, we recognized an aggregate of approximately $1.2 million and $3.3 million, respectively, of royalties payable to Jacobus.

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
•
At signing, we were obligated to purchase all of our finished goods requirements for products solely from Santhera at a set supply price until January 1, 2026, but the parties agreed upon an Amendment to the license agreement that allowed us to start the process for creating our own supply chain to manufacture Agamree earlier and we have completed that process.
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

For the three and nine months ended September 30, 2025, we recognized an aggregate of approximately $3.8 million and $9.5 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024, we recognized an aggregate of approximately $1.7 million and $2.7 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

We also have entered into the following contractual arrangements:

•
Purchase commitments. We have entered into a purchase commitment for FIRDAPSE® with a contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2025. We also entered into a purchase commitment for AGAMREE® with a contract manufacturing organization in May 2025 for approximately $5.4 million, which we have fulfilled.
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

The continued successful commercialization of FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel) CIII is uncertain. Factors that will affect our success include the uncertainty of:

•
Whether we will be able to continue to successfully market and sell FIRDAPSE®, AGAMREE®, and FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;
•
Whether we will be able to continue to attract and retain the qualified personnel necessary to run our business;
•
Whether our estimates of the size of the market for FIRDAPSE® for the treatment of LEMS will prove to be accurate, and whether we can continue to increase FIRDAPSE® net product revenues as we have done in past periods;
•
Whether the daily dose of FIRDAPSE® taken by patients changes over time and how that affects our net product revenues for FIRDAPSE® in future periods;
•
Whether we will continue to be able to locate LEMS patients who are undiagnosed or are misdiagnosed with another disease, including LEMS patients who also have small cell lung cancer;
•
Whether the addition of FIRDAPSE® to the NCCN Clinical Practice Guidelines for small cell lung cancer results in an increase in patients being treated with FIRDAPSE®;
•
Whether patients will discontinue from the use of our products at rates that are higher than historically experienced or higher than we forecast;
•
Whether new FIRDAPSE®, AGAMREE®, and FYCOMPA® patients can be successfully titrated to stable therapy;
•
Whether we can continue to market our drug products on a profitable and cash flow positive basis;
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
•
Whether we will be able to continue to successfully commercialize FYCOMPA® now that its patents have begun to expire and now that generic competition for FYCOMPA® tablets has entered the market;

•
Whether reduced revenue resulting from generics entering the market will require us to impair all or a portion of our intangible asset for FYCOMPA®;
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
•
Whether we will be successful in our litigation to enforce our patents against the final Paragraph IV challenger who has filed an ANDA seeking to introduce generic versions of FIRDAPSE®;
•
Whether our patents will be sufficient to prevent generic competition for FIRDAPSE® and AGAMREE® after our orphan drug exclusivity for each of these products expire;
•
Whether there will be a post-closing review by antitrust regulators of our previous or any future Paragraph IV patent settlements, and the outcome of any such reviews if they were to occur;
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
•
Changes in the healthcare industry and the effect of political pressure from and actions by the current Administration, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, changes (if any) to be made by the current Administration (including the possibility of seeking to impose Most Favored Nation (MFN) pricing on drug companies or to impose a 100% tariff on branded or patented pharmaceutical products unless a company is "building" a manufacturing plant in the United States) and/or the current Congressional administrations, changes to the review and approval process at the FDA, imposing tariffs on imported product, or changes in the healthcare industry generally;
•
Whether we and Santhera can successfully develop additional indications for AGAMREE® and obtain the ability to commercialize AGAMREE® for these additional indications;
•
The state of the economy generally;
•
The impact on our business of a prolonged U.S. government shutdown;
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

•
Whether FIRDAPSE® and AGAMREE® will be successfully commercialized in Canada on a profitable basis through KYE, our sublicensee for the products in Canada;
•
Whether FIRDAPSE® will be successfully commercialized in Japan on a profitable basis by DyDo, our sublicensee for the product in Japan;
•
The impact on sales of FIRDAPSE® in the U.S. if an amifampridine product is purchased in Canada for use in the United States;
•
Whether any efforts we undertake to expand the reach of FIRDAPSE® into other global regions will be successful;
•
System failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions whether it occurs directly to us or indirectly through third parties; and
•
Our ability to enhance our systems, processes, and procedures to appropriately support the growing complexity and scale of our business.

Our current plans and objectives are based on assumptions relating to the continued commercialization of FIRDAPSE®, AGAMREE®, and FYCOMPA®, and on our plans to seek to acquire or in-license additional products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate, considering the significant uncertainties inherent in the forward-looking statements we have made herein. Our statements in this report reflect our views only as of the date of this report, and therefore you should not place undue reliance upon our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements included in this report, whether as a result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
b.
During the three months ended September 30, 2025, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paragraph IV Patent Litigation

For a description of currently ongoing Paragraph IV litigation related to FIRDAPSE®, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – FIRDAPSE®.” The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance as to whether we will prevail in this litigation or as to whether the results of any such litigation might allow a generic version of FIRDAPSE® to be sold in the U.S. prior to Teva's and Lupin's licensed entry into the market on February 25, 2035.

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

President Donald Trump and Commerce Secretary Howard Lutnick have each recently signaled plans for the Administration to potentially tax pharmaceutical imports through tariffs. In furtherance of that goal, on April 16, 2025, the U.S. Department of Commerce posted a notice in the Federal Registry announcing that it would begin a probe "to determine the effects on national security of imports of pharmaceuticals and pharmaceutical ingredients" under section 232 of the Trade Expansion Act of 1962, as amended, the results of which could lead to tariffs on pharmaceutical imports.

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

The Trump Administration has discussed the possibility that pricing of drugs in other countries could be used to price drug products for sale in the U.S. Recently, President Trump sent letters to 17 major pharmaceutical companies with a list of demands, including MFN pricing to all drugs provided to Medicaid enrollees. He stated in the letter that he wants companies to guarantee that Medicaid, Medicare, and commercial market insurers pay such prices for all new drugs, and he gave the companies 60 days to comply. To date, at least two large pharmaceutical conglomerates have reached deals with the Administration for relief on this issue and on potential tariffs.

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

In October 2025, our Board of Directors approved a new share repurchase program that authorized the repurchase of up to $200 million of our common stock, pursuant to a repurchase program under Rule 10b-18 of the Securities Act (the “Share Repurchase Program”). The New Share Repurchase Program commenced on October 1, 2025 and expires in December 31, 2026. As of November 3, 2025, we have repurchased 405,092 shares of our outstanding common stock for an aggregate purchase price of approximately $8.4 million ($20.74 average price per share).

No shares were repurchased during the three months ended September 30, 2025.

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

Date: November 5, 2025