Form 10-K
period 2025-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2026-02-25
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $2,514,112,459.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,123,884 shares of common stock, $0.001 par value per share, were outstanding as of February 23, 2026.

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders. The proxy statement with respect to the 2026 annual meeting of stockholders will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Catalyst Pharmaceuticals, Inc.'s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

•
Whether we will be able to continue to successfully market and sell FIRDAPSE® and AGAMREE®, and continue to sell FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;
•
Whether we will be able to continue to attract and retain the qualified personnel necessary to run our business;
•
Whether we can continue to market our drug products on a profitable and cash flow positive basis;
•
Whether any revenue or earnings guidance that we provide to the investment community will turn out to be accurate;
•
Whether we will prevail in our currently pending Paragraph IV litigation with Hetero USA, Inc. regarding our FIRDAPSE® patents that expire in 2032, 2034, and 2037, which matter is currently scheduled to go to trial starting on March 23, 2026;
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
•
Whether new patients for our existing and future drug products can be successfully titrated to stable therapy.
•
Whether we will be able to demonstrate, to the satisfaction of the FDA and third-party payors, that AGAMREE® offers advantages compared to other corticosteroids or competitor’s products;
•
Whether DMD patients transitioning to current or future approved gene therapy treatments will delay initiating use of AGAMREE® while waiting for access to such gene therapy, or stop their AGAMREE® therapy during the course of their gene therapy treatment;
•
Whether steroids will continue to be the foundational standard of care for the treatment of DMD as new DMD drugs are approved for commercialization in the future;

•
Whether we will be able to continue to successfully sell FYCOMPA® now that generic competition for FYCOMPA® tablets and oral suspension have entered the market;
•
Whether reduced revenue resulting from generic FYCOMPA® entering the market will require us to impair all or a portion of our intangible asset for FYCOMPA®;
•
The extent to which payors will continue to provide coverage and reimburse for our products at the price that we charge for our products;
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
•
Changes in the healthcare industry and the effect of political pressure from and actions by the current Administration, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, changes (if any) to be made by the current Administration (including the possibility of seeking to impose Most Favored Nation pricing on drug companies or to impose a 100% tariff on branded or patented pharmaceutical products unless a company is "building" a manufacturing plant in the United States) and/or the current Congressional administrations, changes to the review and approval process at the FDA, imposing tariffs on imported product, or changes in the healthcare industry generally;
•
The potential impact of tariffs on our cost of sales for products that are manufactured, in whole or in part, outside of the U.S.;
•
The potential impact on our business of “most favorite nation”, or Most Favored Nation pricing, such as proposed in the GUARD and GLOBE Medicare demonstration projects, on what we will realize from the sale of our drug products if Most Favored Nation pricing becomes applicable to even a portion of our drug products;
•
The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices;
•
The ability of those third parties that distribute our products to maintain compliance with applicable law;
•
Our ability to maintain compliance with applicable rules relating to our patient assistance programs for our products;
•
The scope and strength of our intellectual property and the outcome of challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE® or AGAMREE®;
•
Whether there will be a post-closing review by antitrust regulators of our previous or future Paragraph IV patent settlements or our previous acquisition transactions, and the outcome of any such reviews if they were to occur;
•
Whether we will be able to acquire additional drug products under development, complete development required to commercialize such products, and thereafter, if such products are approved for commercialization, successfully market such products;
•
Whether the FDA will approve generic versions of FIRDAPSE® following the expiration of our orphan drug exclusivity on November 26, 2025, subject to any pending 30-month stays of approval as required under the Drug Price Competition and Patent Term Restoration Act of 1984;
•
Whether our patents will be sufficient to prevent generic competition for AGAMREE® after our orphan drug exclusivity for this product expires;
•
Whether our clinical studies of AGAMREE® and our SUMMIT registry study of DMD patients being treated with AGAMREE®, will be successful and the impact, if any, of the results of these studies on our business;
•
Assuming we prevail in our currently ongoing patent litigation with Hetero, whether we are able to successfully develop additional indications for FIRDAPSE® and obtain the ability to commercialize FIRDAPSE® for these additional indications;

•
Whether we and Santhera Pharmaceuticals Holding AG can successfully develop additional indications for AGAMREE®, and obtain the ability to commercialize AGAMREE® for these additional indications.
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
•
Whether FIRDAPSE® and AGAMREE® will be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, Inc., our sublicensee for the products in Canada;
•
Whether FIRDAPSE® will be successfully commercialized in Japan on a profitable basis by DyDo Pharma, Inc., our sublicensee for the product in Japan;
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

Our current plans and objectives are based on assumptions relating to the continued sale of FIRDAPSE®, AGAMREE® and FYCOMPA® and on our plans to seek to acquire or in-license additional drug products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Overview

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently sell three commercial stage drug products, FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel). We are also currently seeking to further expand our product portfolio, with a focus on acquiring the rights to immediately and near-term accretive assets to treat rare (orphan) diseases across therapeutic areas, including clinical-stage opportunities with established proof of concept. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful positive impact on those affected by these conditions.

Currently, we have a total of 58 field personnel supporting FIRDAPSE® and AGAMREE®. We also have 19 patient assistance liaisons and insurance navigation support personnel who support both FIRDAPSE® and AGAMREE®. Finally, we have 19 medical science liaisons who help educate the medical community about scientific literature concerning our drug products and the diseases they treat.

When we launched AGAMREE® in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. In early 2025, we separated these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This strategic change was made in an effort to allow us to better focus the support for each product. This division of our field-based forces into two units became effective on April 1, 2025. Further, we have two national account directors on our commercial team who exclusively focus on the oncology market for LEMS patients who also have cancer.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton Myasthenic Syndrome (LEMS), and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg for the treatment of LEMS to include pediatric patients six years of age and older. Additionally, on May 30, 2024, the FDA approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We believe that this most recent sNDA approval offers healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS. We are also planning to evaluate FIRDAPSE® in the future for the treatment of other diseases.

We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 23 field personnel, including sales (Regional Account Managers and Area Business Directors), National Account Directors and thought leader liaisons. This includes two national account directors who exclusively focus on the oncology market for LEMS patients with cancer. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has cancer (principally small cell lung cancer). Finally, we make available for online ordering a no-cost LEMS voltage gated calcium channel (VGCC) antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

Further, we are continuing to expand our digital and social media activities to introduce our products and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including the Myasthenia Gravis Foundation of America, the National Organization for Rare Disorders, and the LEMS Family Association) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat this rare disease and the patients they treat.

On August 6, 2025, we reported that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Small Cell Lung Cancer (SCLC) now include new additions involving LEMS, amifampridine, and the tests for PQ- and N-type VGCC antibodies. The updated NCCN Guidelines® for SCLC relating to LEMS now include symptom specificity—characterized by proximal muscle weakness and autonomic dysfunction. Under "Signs and Symptoms of Small Cell Lung Cancer” (SCL-A 2 of 2), the guidelines recommend diagnosis through a neurological evaluation, ideally in consultation with a neurologist, which may include testing for PQ- and N-type VGCC antibodies. Additionally, under “Principles of Supportive Care” (SCL-D), the guidelines recommend that amifampridine should be considered as a treatment in consultation with neurology. We are currently working to get these guidelines into the standard of care followed by oncology practices that treat patients with SCLC.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for orphan and ultra-orphan, rare diseases, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to as little as $0 whenever possible (currently an average of less than $2 per month). Our co-pay assistance programs, including the one for FIRDAPSE®, are not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we have, at times, donated funds to one or more qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need who meet those independent organizations' guidelines. In addition, we have a program in place to help patients who are uninsured and underinsured. Subject to compliance with applicable regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE® is currently marketed for the treatment of LEMS in Canada through our exclusive sublicensee, KYE Pharmaceuticals, Inc. (KYE). We supply product to KYE at agreed upon prices and we are also eligible to earn sales milestones and sales royalties based on net revenues from sales of the product in Canada. Further, FIRDAPSE® is commercially available (since January 21, 2025) for the treatment of LEMS in Japan through our sublicensee for Japan, DyDo Pharma, Inc. (DyDo). We generate revenue from DyDo through the receipt of additional milestone payments, as such milestones are achieved, and a transfer price on the product supplied by us to DyDo (in lieu of royalties).

We control six U.S. patents for FIRDAPSE® that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), the earliest of which expires in 2032 and the latest of which expires in 2037. Generic drug manufacturers were permitted to submit applications for the product challenging our patents starting in 2023 and the FDA is now permitted to approve such ANDA products following the expiration of our orphan drug exclusivity (ODE) on November 26, 2025, subject to any pending 30-month stays of approval as required under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments).

With respect to ANDA filers, in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they each had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 26, 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay.

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

The pending FIRDAPSE® patent litigation against the remaining defendant, Hetero (relating to the FIRDAPSE® Orange Book-listed patents expiring in 2032, 2034 and 2037) remains ongoing. At this time, this trial is scheduled to start on March 23, 2026, which is prior to the expiration of the 30-month stay on FDA approval of Hetero’s ANDA under the Hatch-Waxman Amendments ending on May 26, 2026.

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

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, we hold the North American rights to any future approved indications for AGAMREE®. Finally, under our AGAMREE® License Agreement with Santhera, we agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon prices until we completed our process to transition to our own direct supplier. We are also in the process of transitioning final goods manufacturing to a U.S. location (estimated to be completed in 2026).

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On February 23, 2026, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 16.46 per share (approximately $21.33 USD based on then-current exchange rates).

On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. Shortly thereafter, as part of the previously described transaction, Santhera transferred the approved NDA to us. Additionally, following approval of the NDA for the drug, we became obligated to make a milestone payment of $36 million to Santhera, which we paid during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE® (the first such sales-based royalty was achieved in the fourth quarter of 2025 when our AGAMREE® net product revenues for 2025 exceeded $100 million), as well as commercial royalties.

When we launched AGAMREE® in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. In early 2025, we separated these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This strategic change was made in an effort to allow us to better focus the support for each product. This division of our field-based forces into two units became effective on April 1, 2025.

Since April 1, 2025, we have sold AGAMREE® in the U.S. through a dedicated field-based force of approximately 16, including sales (12 Regional Account Managers and two Area Business Directors) and two Area Marketing Directors. We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Additionally, we have also donated to qualified, independent charitable foundations dedicated to providing assistance to DMD patients in financial need who meet the independent organization's guidelines. Subject to applicable regulatory requirements, our goal is to ensure that no DMD patient is ever denied access to their medication for financial reasons.

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

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we are currently enrolling up to 250 patients in our SUMMIT registry study to evaluate data about long-term patient safety and quality of life data from the use of our product, with the hope of offering a deeper understanding of the product's potential long-term benefits for patients, such as in the areas of stature, bone health, behavior, and cardiovascular health.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patients ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Additionally, on January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the

reimbursement for AGAMREE® for the treatment of DMD. This agreement makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients four years of age and older, independent of the underlying genetic mutation. Finally, on January 15, 2026, Santhera announced that the Swiss Agency for Therapeutic Products (Swissmedic) approved AGAMREE® for the treatment of DMD in patients four years of age and older.

We are currently taking the first steps seeking to expand the number of diseases that can be treated with AGAMREE®. In furtherance of that objective, we are currently conducting a Phase 1 study in healthy adults comparing a single dose of vamorolone, prednisone, and deflazacort, and studying the immunosuppressive effect of multiple ascending doses of AGAMREE®, which study will attempt to define the immunosuppressive dose of vamorolone for future indications and for the use of our product in conjunction with gene and cell therapies that are approved to treat DMD and require a concurrent immunosuppressive regimen of a corticosteroid when administered. We expect to have the results of both parts of this study by the end of the second quarter of 2026. Further, we are hopeful that the recent addition of DMD to the Recommended Uniform Screening Panel by the U.S. Department of Health and Human Services will help support earlier detection of the disease and more timely access to treatment options.

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

On July 23, 2024 we entered into a license, supply and commercialization agreement with KYE, which is already our sublicensee for FIRDAPSE® in Canada, granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE was responsible for obtaining regulatory approval of the product from Health Canada and on April 8, 2025, we announced that Health Canada had accepted for review KYE's New Drug Submission (NDS) for AGAMREE®. Further, on October 2, 2025, KYE announced that Health Canada has approved AGAMREE® for the treatment of DMD in boys four years of age and older. Under our sublicense agreement with KYE for this product, we will supply product to KYE and also receive sales milestones and sales royalties based on net revenues from sales of the product in Canada.

FYCOMPA®

On December 17, 2022, we entered into an agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still is the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a boxed warning in its labeling. FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children four years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

On January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai royalty payments on net sales only after all FYCOMPA® patents are expired with such royalty payments reduced after generic equivalents enter the market.

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

Patent protection for FYCOMPA® tablets and oral solution was primarily derived from two patents listed in the FDA’s Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent), expired on May 23, 2025, including patent term extension. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which will expire on July 1, 2026. The ‘497 patent, which covers certain polymorphic forms of the active pharmaceutical ingredient (API) used in both FYCOMPA® tablets and oral suspension. One of the Orange Book listed patents had been the subject of previous Paragraph IV certifications from three ANDA filers for the tablet formulation, which were not contested by Eisai prior to our acquisition of the drug. As a result, to our knowledge based on publicly available information, three ANDA filers for the tablet formulation have, to date, obtained approval for and are marketing a generic version of FYCOMPA® tablets and one ANDA filer has, to date, obtained approval for and is marketing a generic version of FYCOMPA® oral suspension. We will continue to sell FYCOMPA® tablets and oral suspension despite the loss of exclusivity, although we have ceased active marketing efforts for the product effective December 31, 2025.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs. In that regard, we are currently exploring immediate or near-term accretive, clinically differentiated and adequately de-risked opportunities, with a keen focus on rare (orphan) disease products across therapeutic areas and treatment modalities. These prospects include evaluating companies with existing commercial drug products or drugs in development, including clinical stage opportunities with established proof of concept, for potential licensing or acquisitions. We maintain a well-established U.S. presence, which remains the cornerstone of our commercial strategy, while continuously evaluating strategic opportunities to expand our global footprint.

We employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long-term. However, no definitive agreements have been entered into to date to acquire the rights to any additional products, and there can be no assurance that any of the Company's business development initiatives will be successful.

Capital Resources

At December 31, 2025, we had cash and cash equivalents of approximately $709.2 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, absent the use of cash to acquire potential business development opportunities, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our forecasts of revenues from sales of FYCOMPA® will be accurate now that generic competition has entered the market, or that we will continue to be profitable and cash flow positive. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further information on our liquidity and cash flow.

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

We are using existing cash on hand to fund our share repurchase program. We also believe that we can execute this share repurchase program without impairing the advancement of our business development strategy. In that regard, as of February 23, 2026, we have repurchased 1,740,713 shares of our outstanding common stock for an aggregate purchase price of approximately $39.9 million ($22.91 average price per share).

Our Strategy

Our goal is to acquire and integrate high-value, orphan designated, synergistic assets. We are dedicated to making a meaningful impact on the lives of those suffering from rare diseases, and we believe in putting patients first in everything we do. Specifically, we intend to:

•
Continue to commercialize FIRDAPSE® for the treatment of LEMS and improve disease awareness. We are currently commercializing FIRDAPSE® in the U.S. and our partners are commercializing FIRDAPSE® in Canada and Japan. We are working to expand awareness of the disease, including to physicians treating LEMS patients who also have small-cell lung cancer, and helping health care providers and their patients understand the benefits of FIRDAPSE®. A cornerstone of our strategy is our continuing development of Catalyst Pathways®, our personalized treatment support program, and our development of the patient assistance programs that are required to further our goal that no LEMS patient be denied access to FIRDAPSE® for financial reasons within existing legal restrictions. We are also planning to evaluate FIRDAPSE® in the future for the treatment of other conditions.
•
Continue to commercialize AGAMREE® for the treatment of DMD and seek to develop additional indications for the product. We are currently marketing AGAMREE® in the U.S. for the treatment of DMD. We are also hoping to evaluate our product for the treatment of other diseases and in furtherance of that objective we are currently taking steps that will help us in that goal, including our current Phase 1 trial to evaluate AGAMREE® against other steroids in an effort to first evaluate the dose equivalence between AGAMREE®, prednisone and deflazacort) and the immunosuppressive dose of AGAMREE®. We are also conducting the SUMMIT registry study in an effort to obtain real world data about the benefits of AGAMREE® over other corticosteroids. A cornerstone of our strategy is our continuing development of Catalyst Pathways®, our personalized treatment support program, and our development of the patient assistance programs that are required to further our goal that no DMD patient be denied access to AGAMREE® for financial reasons within existing legal restrictions. We are also planning to evaluate AGAMREE® in the future for the treatment of other conditions.
•
Seek to acquire additional drug products. We intend to continue our efforts to broaden and diversify our product portfolio. In that regard, we are seeking immediate or near-term accretive acquisitions, including clinical stage opportunities with establish proof of concept, in rare (orphan) disease therapeutic categories. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets and we believe that this strategic expansion will better position our company to build out a broader, more diversified portfolio of drug candidates, which should add greater value to our company over the near and long-term.

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

Amifampridine has been recommended as the first-line symptomatic treatment for LEMS by the European Federation of Neurological Societies (now known as the European Academy of Neurology). In December 2009, amifampridine phosphate received marketing approval from the European Commission (with the trade name FIRDAPSE®) for the symptomatic treatment of patients with LEMS. Safety data from clinical data published over the last 30 years in patients with LEMS or other neurological disorders treated with amifampridine show that amifampridine is well tolerated at doses up to 80 mg per day. In May 2024, the FDA approved our sNDA increasing the maximum daily dose to 100mg per day. Among the 1,279 patients or healthy subjects assessed in the literature, the most frequently reported adverse events (AEs) were perioral and peripheral paresthesias (unusual sensations like pins and needles), and gastrointestinal disorders (abdominal pain, nausea, diarrhea, and epigastralgia (pain around the upper part of the stomach)). These events were typically mild or moderate in severity, and transient, seldom requiring dose reduction or withdrawal from treatment.

Lambert-Eaton Myasthenic Syndrome (LEMS)

LEMS is a rare autoimmune neuromuscular disorder characterized primarily by muscle weakness of the limbs. The disease is caused by an autoimmune reaction where antibodies are formed against voltage-gated calcium channels on nerve endings, which damages the channels. These calcium channels are responsible for the transport of charged calcium atoms that activate the biochemical machinery responsible for releasing acetylcholine. Acetylcholine is the neurotransmitter responsible for causing muscles to contract and the failure to release enough of this neurotransmitter results in muscle weakness in LEMS patients. Additionally, LEMS is often associated with an underlying malignancy, most commonly small-cell lung cancer

(SCLC), and in some individuals, LEMS is the first symptom of such malignancy. Diagnosing LEMS can also lead to the early detection of SCLC, according to the Lung Cancer Research Foundation and the National Institutes of Health.

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

Based on currently available information, we estimate that there are approximately 3,600 LEMS patients in the U.S., approximately half of which we believe are presently diagnosed and identified and the remainder of which we believe are undiagnosed or misdiagnosed. We also have evidence that supports the possibility that there could be as many as 5,400 LEMS patients in the U.S., although the data we have is not conclusive. Further, we believe that half of the patients with LEMS have idiopathic LEMS and half of the patients with LEMS also have or will be diagnosed in the future with cancer (primarily small cell lung cancer). However, until awareness of the disease is increased, it is unlikely that the total number of LEMS patients in the U.S. can be determined with absolute certainty (as is typical of rare diseases), and the actual number of patients in the U.S. with LEMS may be higher or lower than our estimates.

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

NCCN Guidelines for Small Cell Lung Cancer

On August 6, 2025, we announced that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for SCLC had been updated to include critical guidance on LEMS. These revised guidelines advise oncologists to look for symptoms of LEMS as part of the standard of care for SCLC. The guidelines further recommend considering early consultation with neurology for testing. Approximately 50% of LEMS cases are associated with underlying malignancies, and as many as 90% of patients with LEMS who had a SCLC malignancy went undiagnosed.

According to findings from a study published in StatPearls, as diagnosis of LEMS can precede a SCLC diagnosis by 5 to 6 years. Predominant clinical features of SCLC-related LEMS can include proximal muscle weakness, autonomic dysfunction, and impaired deep tendon reflexes, with a more rapid onset and progression in patients with SCLC-related LEMS. In such patients, management of symptoms with FIRDAPSE® and treatment of the primary malignancy can produce symptomatic improvement.

License Agreements for FIRDAPSE®

License Agreement with BioMarin

On October 26, 2012, we licensed the exclusive North American rights to FIRDAPSE® pursuant to a License Agreement (the License Agreement) between us and BioMarin Pharmaceutical Inc. (BioMarin). Under the License Agreement, we pay royalties to the third-party licensor of the rights sublicensed to us from the approval of FIRDAPSE® equal to 7% of net sales (as defined in the License Agreement between BioMarin and the third-party licensor) in any calendar year for the lesser of 7 years or the duration of any pending or issued patents licensed from the third-party licensor within a territory and 3.5% of net sales in any calendar year in territories without pending or issued patents or regulatory exclusivity. We are also obligated to pay royalties to our licensor equal to 7% of net sales (as defined in the License Agreement) in North America for any calendar year for sales up to $100 million, and 10% of net sales in North America in any calendar year in excess of $100 million for a term of seven years on a country-by-country basis. As of January 2026, our U.S. net sales are no longer subject to this royalty.

On May 29, 2019, we entered into an amendment to the License Agreement. Under the amendment, we expanded our commercial territory for FIRDAPSE®, which originally was comprised of North America, to include Japan. Additionally, in December 2023 our territory automatically expanded to include most of Asia, as well as Central and South America, upon the acceptance by the Ministry of Health, Labour and Welfare (MHLW) in Japan of an application to market our product in Japan. Under the amendment, we will pay royalties on net sales in Japan of a similar percentage to the royalties that we are currently paying under our original License Agreement for North America.

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

Finally, in connection with the approval of our sNDA for FIRDAPSE® for the treatment of children ages six through seventeen with LEMS, we recently concluded a pediatric safety study of juvenile toxicity in a rodent and are awaiting comments regarding the results of that study from the FDA.

Compassionate Use Programs

We continue to make FIRDAPSE® available to a limited number of patients diagnosed with congenital myasthenic syndromes or Downbeat Nystagmus through investigator-sponsored compassionate use programs. Further, when we acquired the U.S. rights to RUZURGI® in July 2022, we agreed to continue to supply RUZURGI® to these patients with neuromuscular conditions other than LEMS who are without access to an approved drug and were being treated with RUZURGI® under investigator-sponsored INDs at the time of our settlement with Jacobus. However, this program has been discontinued because the API for RUZURGI® is no longer available and we are therefore unable to manufacture additional product.

Sales, Marketing and Distribution

Marketing of FIRDAPSE®

In January 2019, we launched FIRDAPSE® in the U.S. We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 23 field personnel, including sales (Regional Account Managers and Area Business Directors), National Account Directors and thought leader liaisons. This includes two national account directors who exclusively focus on the oncology market for LEMS patients with cancer. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has cancer (principally small cell lung cancer). Finally, we make available for online ordering a no-cost LEMS voltage gated calcium channel (VGCC) antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

When we launched AGAMREE®, in March 2024, we utilized the FIRDAPSE® commercial field-based force for AGAMREE® as well. In early 2025, we made a strategic decision to separate our commercial field-based force into two units, one expressly focused on the marketing of FIRDAPSE® and one expressly focused on the marketing of AGAMREE®. This change occurred on April 1, 2025.

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

Access to FIRDAPSE®

In order to help patients afford their medication, we, like other pharmaceutical companies who are marketing drugs for ultra-orphan conditions, have developed an array of financial assistance programs that are available to reduce patient co-pays and deductibles to a nominal affordable amount. For eligible patients with commercial coverage, a co-pay assistance program designed to keep out-of-pocket costs to $10 or less per month (currently out-of-pocket costs can be as low as $0.00 per month) is available for all LEMS patients prescribed FIRDAPSE®. We have also donated to qualified, independent charitable foundations dedicated to providing assistance to LEMS patients in financial need. Our goal is to ensure that no LEMS patient is ever denied access to their medication for financial reasons.

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

On June 28, 2021, we entered into a sub-license agreement with DyDo, pursuant to which we sub-licensed to DyDo the Japanese rights for FIRDAPSE® for the treatment of LEMS. In December 2021, we announced that DyDo had initiated a Phase 3 registrational study in Japan to evaluate the efficacy and safety of FIRDAPSE® for the treatment of LEMS. In December 2023, DyDo submitted a Japan NDA for FIRDAPSE® to the PMDA. On September 24, 2024, DyDo informed us that the MHLW of Japan has approved their New Drug Application for FIRDAPSE® for the treatment of LEMS and DyDo began commercialization of FIRDAPSE® in Japan on January 21, 2025.

Future Markets for FIRDAPSE®

Under the amendment to our license agreement that added Japan to our territory, our territory in which we have the right to seek to commercialize FIRDAPSE® has automatically expanded to include several countries in Asia-Pacific and South and Central America, and we are working to expand our FIRDAPSE® activities into some of these territories.

Intellectual property and regulatory exclusivity protections for FIRDAPSE®

The majority of our patent rights related to FIRDAPSE® are derived from our license agreement with BioMarin, which was transferred to SERB in 2020. In August 2020, the U.S. Patent and Trademark Office (USPTO) allowed Patent No. 10,793,893 (the ’893 patent) to our licensor and thereby to us, and the patent issued on October 6, 2020. The patent is directed to the use of suitable doses of amifampridine to treat patients, regardless of the therapeutic indication, that are slow metabolizers of amifampridine. Any drug product containing amifampridine with a label that states the patented dosing regimens and doses in the Dosing and Administration section prior to May 26, 2034, the expiration date of the patent, could possibly infringe this patent. Generic drug product labels would necessarily have to do this, and we intend to take all appropriate actions to protect our intellectual property.

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

As part of our transaction with Jacobus, we also acquired two patents. One of these patents, 10,626,088 issued by the USPTO on April 21, 2020, was suitable for listing in the Orange Book and has now been listed in further support of FIRDAPSE®.

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

Until FIRDAPSE® was approved in November 2018, no drug product containing amifampridine for any indication had been approved by the FDA such that we received five-year “new chemical entity” exclusivity from the FDA. New chemical entity exclusivity provides a five-year period of marketing exclusivity for all indications and in the absence of an Orange Book listed patent, precludes a generic from submitting an ANDA until that five-year period has expired. Further, when FIRDAPSE® was approved for the treatment of LEMS patients, we received seven-year orphan drug exclusivity (ODE) for our product for the treatment of LEMS, precluding a generic filer from receiving final FDA approval until the ODE exclusivity period has expired. Because we had Orange Book listed patents for FIRDAPSE®, potential generic filers were permitted to submit ANDA filings to the FDA starting on the “NCE-1” date (November 28, 2022).

For a description of currently ongoing Paragraph IV litigation related to FIRDAPSE®, see “Item 1. Business – Overview – FIRDAPSE®.” The outcome of patent litigation with Paragraph IV challengers is always uncertain and there can be no assurance to whether we will prevail in this litigation. At present, our pending case against Hetero is currently scheduled to be tried beginning on March 23, 2026.

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

Acquisition of AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (License Agreement) and an Investment Agreement (Investment Agreement) with Santhera. Under the License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for Santhera’s investigational product candidate, AGAMREE® (vamorolone), a novel corticosteroid for the treatment of DMD. We also obtained the North American rights to any future approved indications for AGAMREE®. Further, under the Investment Agreement, we agreed to make a strategic investment into Santhera.

Both transactions closed on July 18, 2023. Under the License Agreement, upon closing, we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, following approval of the NDA for the drug, on October 26, 2023, we became obligated to make milestone payments of $36 million to Santhera, $26 million of which will be used by Santhera to make milestone payments to third parties. This payment were made in the fourth quarter of 2023. We are also obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE®, as well as commercial royalties.

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

At the time of its approval, the FDA included specific significant warnings for FYCOMPA®, in the prescribing information, that it required to be included prominently in all communications about the product. Such warnings are known as boxed warnings because they are traditionally surrounded by a black box to emphasize their significance. For FYCOMPA®, the warning addresses rare but serious behavioral changes that occur in some patients using FYCOMPA® including aggression (up to and including homicidal behavior), hostility, anger, distrust and other extreme behavioral changes; visual and auditory hallucinations; and difficulty with memory. In addition, FYCOMPA® was classified as a Class III controlled substance prior to its approval due to evidence of prolonged use creating a physical dependence in some patients and the possibility of abuse.

Epilepsy

Epilepsy is a long-term (chronic) disease that causes repeated seizures due to abnormal electrical signals produced by damaged brain cells. A burst of uncontrolled electrical activity within brain cells causes a seizure. Epilepsy is generally diagnosed after an individual suffers two seizures within a 24-hour period. Generally, cells in the brain send messages to and receive messages from all areas of the body. These messages are transmitted via a continuous electrical impulse that travels from cell to cell. Epilepsy disrupts this rhythmic electrical impulse pattern. Instead, there are bursts of electrical energy — like an unpredictable lightning storm — between cells in one or more areas of your brain. This electrical disruption causes changes in awareness (including loss of consciousness), sensations, emotions and muscle movements. In the U.S., about 3.4 million people have epilepsy. Of this number, approximately 3 million are adults and 470,000 are children. There are approximately 150,000 new cases of epilepsy in the U.S. each year. Worldwide, about 65 million people have epilepsy.

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

Access to FYCOMPA®

Despite the loss of patent exclusivity for FYCOMPA®, we continue to sell both FYCOMPA® tablets and the FYCOMPA® oral suspension version of the product, although we ceased marketing efforts for this product effective December 31, 2025.

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

Intellectual Property Protections for FYCOMPA®

Patent protection for FYCOMPA® is primarily from two patents listed in the Orange Book. The first, U.S. patent no. 6,949,571 (the '571 patent) expired on May 23, 2025. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the '497 patent), which expires on July 1, 2026.

Expiration of Patent Protection for FYCOMPA®

Following the expiration of the '571 patent and the '497 patent, three generic versions of the tablets and one generic version of the oral suspension have come onto the market.

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

FIRDAPSE®

We have entered into agreements with a supplier of the API contained in FIRDAPSE® for future requirements and we have contracted with third-party contract manufacturers who are manufacturing FIRDAPSE® tablets for us.

AGAMREE®

Under our License and Collaboration Agreement with Santhera, we are currently purchasing supplies of AGAMREE® from Santhera while we take the steps to add additional outside, third-party manufacturers for the manufacture and supply of AGAMREE®. In that regard, we expect to have an additional third-party manufacturer for the manufacture and supply of AGAMREE® before the end of 2026.

FYCOMPA®

Under our Supply Agreement with Eisai, Eisai has agreed to manufacture and supply to us finished bulk FYCOMPA® tablets for us for a seven-year period that will run through at least the end of 2029. In addition, Eisai has assigned to us third-party manufacturing contracts related to final packaging of bulk FYCOMPA® tablets and also the manufacture of the oral solution formulation.

Manufacturing Changes

Any significant change that we make for any of our drug products must be approved by the FDA in an sNDA. If the manufacturing plan and data are insufficient, any sNDA we submit will not be approved. Before an sNDA can be approved, our manufacturers must also demonstrate compliance with FDA’s current Good Manufacturing Practices (cGMP) regulations and policies. Further, even if we receive approval of any sNDAs for our drug product(s), if our manufacturers do not follow cGMPs in the manufacture of our products, it may delay product launches or shipments and adversely affect our business.

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

FIRDAPSE®

Before the approval of FIRDAPSE®, LEMS was generally treated with unapproved drugs and therapies including steroids, azathioprine, other immunosuppressants and intravenous immunoglobulin, which work by suppressing the immune system, and pyridostigmine. Plasma exchange has also been used in an attempt to remove antibodies from the body. Further, one other product, guanidine HCl tablets, was approved many years ago (during a period when drugs were not required to be reviewed by the FDA for both safety and effectiveness) for use in the treatment of LEMS. However, this drug has significant side effects and is not currently believed to be an effective treatment for LEMS. Notwithstanding, drugs may be prescribed by physicians for the treatment of LEMS whether or not they are considered effective.

Finally, we are aware that amifampridine has been available in the past from compounding pharmacies and may remain available, even though FIRDAPSE® has been approved and is commercially marketed in the U.S.

AGAMREE®

The market for DMD treatment is highly competitive, with multiple lines of treatment and medications, both name brand and generic. The first-line treatment has long been and continues to be corticosteroids. On February 9, 2017, the FDA approved Emflaza (deflazacort), a corticosteroid marketed by PTC Therapeutics for the treatment of DMD in patients five years old and older. In March 2024, the FDA approved Duvyzat (Givinostat), a non-steroidal first-in-class medication intended for people six years of age and older. The product works by inhibiting histone deacetylase enzymes to reduce inflammation and slow muscle damage. Finally, a gene-therapy treatment, Elevidys, was approved in 2023 for the treatment of ambulatory DMD patients between the ages of four and five, with the exceptions of patients with specific deletions in exon eight or exon nine of the DMD gene.

After the submission of additional study data in June 2024, Sarepta received an expanded label for treatment of all DMD patients over the age four. After the evaluation of a number of safety reports of patients on Elevidys, the FDA announced a restriction of the label, in July 2025, to treatment of only ambulatory patients with DMD. On January 26, 2026, Sarepta announced positive results from a three-year global, randomized placebo-controlled Phase 3 study evaluating Elevidys in ambulatory individuals with DMD ages 4 to 7 (averaging nine years of age at the time of last assessment). Since the drug was only evaluated with co-treatment with prednisone as an immunosuppressant, we expect that DMD patients transitioning to Elevidys may (in the short-term) delay initiating use of AGAMREE® while waiting for access to such gene therapy or stop their AGAMREE® therapy during the course of their gene therapy treatment.

In addition, there are other companies which have announced plans for pre-clinical candidates and clinical development for the treatment of DMD, including gene transfer and/or gene editing therapies.

We believe that patients are likely to return to a differentiated steroid like AGAMREE® post the immunosuppression period due to its potential superior clinical profile. Additionally, we believe that in the long-term, corticosteroids like AGAMREE®, will continue to be the foundational therapy for the treatment of DMD. However, there can be no assurance that new therapies approved in the future for the treatment of DMD will require the use of steroids after administration of such new therapies.

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

One or more generic manufacturers have approved ANDAs for FYCOMPA® and several are currently marketing their own generic versions of the product.

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

Business Development

We are continuing to work to broaden and diversify our product portfolio through acquisitions of early and/or late-stage products or companies or technology platforms in rare disease therapeutic categories. To accomplish these priorities, we are continuing to employ a disciplined approach to evaluating assets, and we believe that this strategic expansion will better position our company long-term to build out a broader more diversified portfolio of drug candidates (which should add greater value to our company over the near and long-term). In that regard, we are currently exploring several additional potential opportunities to acquire companies with commercial drug products and/or drug products in development or to in-license or acquire commercialized drug products or drug products in development. However, other than the recent License Agreement with KYE for AGAMREE®, no additional definitive agreements have been entered into to date and there can be no assurance that our efforts to continue to broaden and diversify our product portfolio will be successful.

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
•
submission to, and filing by, the FDA of an NDA;
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

U.S. Drug Development Process

Once a pharmaceutical candidate is identified for development, it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Prior to beginning human clinical trials, an IND sponsor must submit an IND to the FDA. The IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some pre-clinical or non-clinical testing may continue even after the IND is submitted. In addition to including the results of the pre-clinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the trial lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30–day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

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

U.S. Review and Approval Process

FDA approval of an NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before filing it. The FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of a substantial application fee (for FDA fiscal year 2026 this fee is $4,682,003), although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought. Further, the sponsor of an approved NDA is subject to an annual program fee, which for FDA fiscal year 2026 is $442,213 per prescription drug product. User fees typically increase annually. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

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

Once an NDA is approved, changes to the conditions of approval, including additional indications, are made by the submission of a supplement to the NDA. The sNDA must contain all of the information necessary to support the change. In the case of a new indication, that information usually consists of at least one clinical trial, and often more. Like an NDA, FDA determines whether the sNDA is sufficiently complete to permit review before it files the sNDA. FDA then reviews the sNDA. Like an NDA, FDA can either approve the sNDA or issue a complete response letter outlining the deficiencies in the sNDA.

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2026, the application fees are $358,247 per ANDA application and the facility fees are $238,943 per domestic finished dosage form facility, $253,943 per foreign finished dosage form facility, $43,549 per domestic API facility, and $58,549 per foreign API facility. In addition, there is a new annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

National Priority Vouchers

In June 2025, the FDA announced the creation of Commissioner's National Priority Voucher, a pilot program designed to accelerate the review of products with the potential to address one or more of what it refers to as "key national priorities": addressing a U.S. public health crisis, delivering more innovative cures for the American people, addressing a large unmet medical need, promoting domestic drug development and manufacturing to advance the health interests of Americans and strengthen U.S. supply chain resiliencies, and increasing the accessibility and affordability of drugs and biologics. Voucher recipients receive enhanced communications with review staff throughout the development process, and review decisions are targeted for completion within 1-2 months following submission of an application. The first vouchers were awarded in December 2025.

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

Pharmaceutical pricing and reimbursement

In both the U.S. and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the U.S., governmental payors such as Medicare and Medicaid, managed care organizations, private commercial health insurers and PBMs. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic or other studies in order to further demonstrate the value of our products. Even with the availability of such studies, our products may be considered less safe, less effective or less cost-effective than alternative products, and third-party payors may not provide coverage and reimbursement for our drug candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010 (the Affordable Care Act), the Inflation Reduction Act of 2022 (IRA) and Most Favored Nation (MFN) pricing.

We anticipate that in the U.S., Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost-containment measures could include:

•
public transparency on qualifying price increases and/or discounting to better inform purchasers;
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

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management (PBM) plans. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS). Private payors tend to follow CMS to a substantial degree. However, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Particularly given the rarity of LEMS and DMD, our experience has been that securing coverage and appropriate reimbursement from third-party payors requires targeted education and highly skilled insurance navigation experts that have experience with rare disease launches and medical exception processes at insurance companies to provide patient coverage for important rare disease therapies. To that end, we have engaged a dedicated team of field-based market access account managers and reimbursement experts as well as a patient service center staffed with experienced personnel focused on ensuring that clinically-qualified patients have access to our products.

There can be no assurance, however, as to whether payors will continue to cover our products, and if so, at what level of reimbursement. In that regard, we have advised payors that we will provide free medication to support titration and confirm patient therapeutic benefit. Further, when necessary and in compliance with applicable laws, we provide patients with access to therapy at no charge while those patients are awaiting coverage decisions.

Orphan Drug Exclusivity

Some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983 (ODA), the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. In the U.S., Orphan Drug Designation must be requested before submitting an application for marketing approval. An Orphan Drug Designation does not shorten the duration of the regulatory review and approval process. The grant of an Orphan Drug Designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has been granted Orphan Drug Designation subsequently receives the first FDA approval for the indication or use for which it has such designation, the product is entitled to an orphan drug exclusivity period, which means the FDA may not approve any other application to market the same drug for the same indication or use for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

Breakthrough Therapy Designation

Breakthrough therapy designation was introduced in an effort to encourage innovation and expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation are preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the fast-track program features (see below for more details on fast-track designation), as well as more intensive FDA guidance on an efficient drug development program. The FDA also has an organizational commitment to involve senior management in such guidance. Actions taken to expedite development may include the following actions, as appropriate holding meetings with the sponsor and review team throughout the development of the drug;

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

Pediatric Studies and Exclusivity

An NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Additionally, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States that provides for an additional six months of marketing protection to be added to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant submitting reports to FDA for the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. This is not a patent term extension under 35 U.S.C. § 156, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application.

Fast-Track Designation and Accelerated Approval

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast-track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for fast-track designation within 60 days of receipt of the sponsor’s request.

Under the fast-track program and FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by FDA. The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA is also required to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Sponsors are required to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA may initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with FDA, FDA may initiate review of sections of a fast-track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Other Healthcare Laws and Compliance Requirements

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

The federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advanced practice nurses, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations. The information reported each year is made publicly available on a searchable website. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products, to report gifts and payments to individual physicians in these states and to report certain pricing information, including price increases. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties.

Prescription drug advertising is subject to federal, state and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (PDMA), a part of the FDCA. In addition, the Drug Supply Chain Security Act (DSCSA), has imposed “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. The DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to eventually establish an electronic interoperable prescription product to system to identify and trace certain prescription drugs distributed in the U.S. and preempts existing state drug pedigree laws and regulations on this topic. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers, although FDA regulations addressing wholesale distributors and third-party logistics providers have not yet been promulgated. We serialize our product at both the package and homogeneous case level, pass serialization and required transaction information to our customers, and believe that we comply with all such requirements.

Government Programs for Marketed Drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services (HHS). CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs and how the drugs are classified. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is generally the greater of 23.1% of the average manufacturer price (AMP) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional inflation rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug. For non-innovator products, generally generic drugs marketed under approved ANDAs, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional inflation rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information. CMS may also impose penalties against a manufacturer that is notified by CMS about a “misclassification,” defined as an incorrectly reported drug attribute (for example, an erroneous classification of non-innovator rather than innovator), and fails to correct the error within 30 days. In September 2024, CMS issued a final rule that, among other changes, more expansively defined “misclassification” to include not only misclassifying the drug category but also other drug product information. A misclassification can occur even if it was not a knowing error. A manufacturer that fails to correct the misclassification faces a CMP of 23.1% of the AMP of the drug multiplied by the number of misclassified units paid for under Medicaid. Other penalties include suspension of a manufacturer’s Medicaid rebate agreement if a manufacturer fails to submit the required pricing reports or fails to correct a misclassification within 90 calendar days after receiving notice from CMS.

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

Medicare Part D provides prescription drug benefits for individuals at least 65 years of age and certain people with disabilities. Enrollees in Part D plans, after they meet a deductible, pay a co-insurance of 25% until they reach the out-of-pocket limit, after which they have no co-insurance. The out-of-pocket limit is $2,100 in 2026 and is to be adjusted for inflation thereafter. Each manufacturer of a drug approved under an NDA. in order for the drugs to be reimbursed by Medicare Part D, is required to enter into a manufacturer discount agreement with HHS and provide a discount on those drugs dispensed to Medicare enrollees. The discount is 10% of Part D enrollees’ prescription costs for brand drugs above the deductible and below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also requires manufacturers to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to Medicare Part D inflation rebates.

The IRA also requires HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions.

In late 2025, CMS introduced three models for rebates and negotiations with drug manufacturers. First, in November 2025, CMS introduced the GENEROUS (Generating Cost Reduction for U.S. Medicaid) Model, a voluntary program using supplemental rebates tied to an MFN net price benchmark, allowing Medicaid to obtain drugs priced in line with what is paid in economically comparable countries. Later, in December 2025, CMS released information about proposed rulemaking for the Global Benchmark for Efficient Drug Pricing (GLOBE) model and the Guarding US Medicare Against Rising Drug Costs (GUARD) model. These two mandatory Medicare demonstration pricing models are aimed at testing alternative calculations for manufacturer rebates to bring prices in line with drug pricing in other jurisdictions. The GLOBE model, if enacted, would assess a rebate for certain drugs payable under Medicare Part B if those prices exceed those paid in economically comparable countries, while the GUARD model would similarly assess a rebate for certain drugs payable under Medicare Part D. All of these models are designed to incentivize price concessions, rebate negotiations, and marketing changes for drug manufacturers to maintain access to US markets.

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

Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions, and civil penalties under the Federal False Claims Act if such failures are known.

TRICARE Retail Pharmacy Network Program

The DoD provides outpatient pharmacy benefits to current and retired military service members and their families through the TRICARE healthcare program. When a TRICARE beneficiary obtains a prescription drug through a retail pharmacy, the DoD (through its contractor) reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs or BLAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs dispensed to TRICARE beneficiaries through retail pharmacies in DoD’s TRICARE network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a TRICARE retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers ranged from $2.5 billion to $4.1 billion, and has remained at $2.8 billion since 2019. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee. Further, orphan drugs with only one indication are generally exempt from this fee.

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

Employee Profile

As of February 23, 2026, we had 182 employees, 128 of whom are in our commercial organization, 8 of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several consultants. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

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

Company Culture

We are committed to instilling a company culture that is focused on empowerment, empathy, and passion. We expect our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our Code of Business Conduct and Ethics sets forth policies reflecting these values and provide direction for registering complaints in the event of any violation of our policies. We maintain an “open door” policy at all levels of our organization and any form of retaliation against an employee is strictly prohibited.

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

Risks Related to our Business and the Marketing of Approved Products

•
Our success depends on the successful commercialization of our drug products. To the extent that our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.
•
Our drug products may fail to receive the degree of market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success, which would negatively impact our business.
•
Our business is subject to substantial competition.
•
Tariffs could adversely affect our business.
•
The successful commercialization of our approved drug products or any drug products we may develop or acquire in the future will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement and pricing policies. Further, for example, MFN pricing if applied to our products could adversely affect our net product revenues and the profitability of our products.
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
•
We are dependent on our licensing partner for supplies of AGAMREE® and FYCOMPA®.
•
Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation, and ownership or protection of intellectual property and may adversely affect the commercial success of our product candidates.
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
•
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
•
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
•
We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time-consuming, and unsuccessful, and result in the loss of valuable assets.

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

Risks Related to our Business and the Marketing of Approved Products

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
•
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
•
the availability of third-party payer coverage and adequate reimbursement; and
•
any restrictions on the use of our drug products together with other medications.

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

President Donald Trump and Commerce Secretary Howard Lutnick have each signaled plans for the Administration to potentially tax pharmaceutical imports through tariffs. In furtherance of that goal, on April 16, 2025, the U.S. Department of Commerce posted a notice in the Federal Registry announcing that it would begin a probe "to determine the effects on national security of imports of pharmaceuticals and pharmaceutical ingredients" under section 232 of the Trade Expansion Act of 1962, as amended, the results of which could lead to tariffs on pharmaceutical imports.

We source our API and finished drug products from both U.S. and foreign suppliers. Additionally, we currently purchase AGAMREE® active ingredients from Santhera while working to complete our own manufacturer arrangements for the product and also purchase FYCOMPA® supplies from Eisai through at least the end of 2029, both of which source from outside of the U.S. If tariffs make purchases of materials from certain jurisdictions untenable, we may need to obtain materials from other sources, if possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. Further, retaliatory tariffs introduced by other countries could affect the sales of our products outside of the United States. Finally, royalties owed as part of our license arrangements may be subject to tariffs. Any of these factors may adversely affect our financial condition or results of operations.

The successful commercialization of our approved products or any we may develop will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Sales of our approved products or any we may license, develop or acquire will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate coverage. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare and Medicaid Services (CMS). Private payors tend to follow CMS to a substantial degree. However, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the IRA includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. In addition, an executive order issued by the White House on May 12, 2025, directs the Department of Health and Human Services (HHS) to implement a “Most Favored Nation” drug pricing policy. And the recently-enacted One Big Beautiful Bill Act (OBBBA) imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs.

In late 2025, CMS introduced three models for rebates and negotiations with drug manufacturers. First, in November 2025, CMS introduced the GENEROUS (Generating Cost Reduction for U.S. Medicaid) Model, a voluntary program using supplemental rebates tied to an MFN net price benchmark, allowing Medicaid to obtain drugs priced in line with what is paid in economically comparable countries. Later, in December 2025, CMS released information about proposed rulemaking for the Global Benchmark for Efficient Drug Pricing (GLOBE) model and the Guarding US Medicare Against Rising Drug Costs (GUARD) model. These two mandatory Medicare demonstration pricing models are aimed at testing alternative calculations for manufacturer rebates to bring prices in line with drug pricing in other jurisdictions. The GLOBE model, if enacted, would assess a rebate for certain drugs payable under Medicare Part B if those prices exceed those paid in economically comparable countries, while the GUARD model would similarly assess a rebate for certain drugs payable under Medicare Part D. All of these models are designed to incentivize price concessions, rebate negotiations, and marketing changes for drug manufacturers to maintain access to US markets.

We cannot be sure whether additional legislation or rulemaking related to these developments will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to these that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

If future reimbursement for our products is less than we project, or rebate obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.

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

Risks Related to the Development of Additional Drug Products and Indications

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

We do not have the ability to independently conduct pre-clinical studies or clinical studies and trials, and we rely on third parties, such as third-party contract research and governmental organizations, medical institutions and clinical investigators (including academic clinical investigators), to conduct studies and trials for us. Our reliance on third parties for development activities reduces our control over these activities. These third parties may not complete activities on schedule or may not conduct our pre-clinical studies and our clinical studies and trials in accordance with regulatory requirements or our study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be adversely affected, and our efforts to obtain regulatory approvals for and commercialize our product candidates may be delayed.

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

We are dependent on our licensing partner for supplies of AGAMREE® and FYCOMPA®.

Through our agreement with Santhera for AGAMREE®, we have agreed to purchase certain supplies of the product through Santhera. We are also currently working to add a U.S. supplier for AGAMREE® and expect to complete that process by the end of 2026. If we are unable to obtain sufficient supplies of our drug product, our business would be adversely impacted.

Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation, and ownership or protection of intellectual property and may adversely affect the commercial success of our product candidates.

We have in the past and may again in the future enter into collaboration or license arrangements, including commercialization or collaborative arrangements, some of which may be based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.

Commercialization and collaborative relationships are generally complex and can give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes have arisen in the past from time to time and, if they arise again could delay collaborative research, development or commercialization of potential product candidates, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from commercializing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third-party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.

We are not always able to enter into commercialization or collaborative arrangements on acceptable terms, which can harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our product candidates include:

•
any parallel development by a commercialization or collaborative partner of competitive technologies or products;

•
arrangements with commercialization or collaborative partners that limit or preclude us from developing products or technologies;
•
premature termination of a commercialization or collaboration agreement or the inability to renegotiate existing agreements on favorable terms; or
•
failure by a commercialization or collaborative partner to devote sufficient resources to the development and commercial sales of products using our current and potential future products and technologies.

Our commercialization or collaborative arrangements do not necessarily restrict our commercialization or collaborative partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future commercialization or collaborative partners may pursue existing or other development-stage products in preference to those being commercialized or developed in collaboration with us.

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

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems, and to expand, train and manage our employee base, and particularly to expand, train and manage a specially trained field-based force to market our products. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Our inability to manage growth effectively could cause our operating costs to grow at a faster pace than we currently anticipate and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Throughout the world and particularly in the United States, the healthcare system is under significant financial pressure to reduce costs. The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payers that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In addition, in May 2025, the Trump administration issued an executive order entitled "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients," which, among other things, directs the HHS and other agencies to communicate MFN price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price is the lowest price paid in an Organization for Economic Co-operation and Development country with a gross domestic product (GDP) per capita of at least 60% of the U.S. GDP per capita. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.

In late 2025, CMS introduced three models for rebates and negotiations with drug manufacturers. First, in November 2025, CMS introduced the GENEROUS (Generating Cost Reduction for U.S. Medicaid) Model, a voluntary program using supplemental rebates tied to an MFN net price benchmark, allowing Medicaid to obtain drugs priced in line with what is paid in economically comparable countries. Later, in December 2025, CMS released information about proposed rulemaking for the Global Benchmark for Efficient Drug Pricing (GLOBE) model and the Guarding US Medicare Against Rising Drug Costs

(GUARD) model. These two mandatory Medicare demonstration models are aimed at testing alternative calculations for manufacturer rebates to bring prices in line with drug pricing in other jurisdictions. The GLOBE model, if enacted, would assess a rebate for certain drugs payable under Medicare Part B if those prices exceed those paid in economically comparable countries, while the GUARD model would similarly assess a rebate for certain drugs payable under Medicare Part D. All of these models are designed to incentivize price concessions, rebate negotiations, and marketing changes for drug manufacturers to maintain access to US markets.

There can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

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

The pricing of pharmaceutical products, in general, and of specialty drugs, in particular, has been a topic of concern in the U.S. Congress. There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs in general and the cost of pharmaceuticals in particular. For example, healthcare reform proposals culminated in the enactment of the IRA, which eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also requires the Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that the CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Part D and, for the first time, drugs payable under Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. There have also been indications by some, including President Trump’s Secretary of HHS, that the government should seize the patents of “high priced drugs” and transfer them to other manufacturers to lower drug prices. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future and to what extent these or any future legislation or regulations will have on our business, including market acceptance, and sales, of our products and product candidates.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price increase transparency reporting, and programs designed to encourage importation from other countries and bulk purchasing. In addition, the FDA issued a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024, but implementation of Florida’s plan has been extended until May 6, 2026. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services or otherwise negatively impact our business model.

Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.

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

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts of our employees, agents, contractors, or collaborators that turn out to violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations. Failure by us or by our customers to comply with the requirements of applicable laws and regulations or requests from regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture or distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, permits, or registrations, including those relating to products or facilities. In addition, any such failure relating to the products or services we provide could expose us to contractual or product liability claims as well as claims from our customers, including claims for reimbursement for lost or damaged API, which cost could be significant. Our business activities outside the U.S. are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and other anti-bribery or anti-corruption laws, regulations, or rules. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations may have a material adverse impact on our business, prospects, financial condition, or results of operations.

In addition, any new offering or product classified as a pharmaceutical or medical device must undergo lengthy and rigorous clinical testing and other extensive, costly, and time-consuming procedures mandated by the FDA, the EMA, and other equivalent local, state, federal, national, and transnational regulatory authorities in the jurisdictions that regulate our offerings and products.

Our results depend on our ability to execute and improve, when necessary, our quality management strategy and systems, and effectively train and maintain our workforce with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, and improving our offerings, and, despite our network of quality systems, a quality or safety issue, including with respect to a high-revenue product, could have an adverse effect on our business, financial condition, stock price, or results of operations and may subject us to regulatory action, including a product recall, product seizure, injunction to halt manufacture or distribution, or restriction on our operations; monetary fines; or other civil or criminal sanctions. In addition, such an issue could subject us to adverse publicity and costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged API or other related losses, the cost of which could be significant.

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

There can be no assurance that the designation and/or exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes (if made) on us. For example, the U.S. Congress could pass, and the President could sign, legislation to effectively overturn the decision of the U.S. Court of Appeals for the 11th Circuit overturning the FDA’s approval of RUZURGI®, and such legislation, if passed and signed into law, could retroactively affect the outcome of the 11th Circuit’s decision. Notwithstanding, since we now hold the U.S. rights to RUZURGI®, any such legislative efforts will have no effect on our FIRDAPSE® business.

In that regard, in January 2023, the FDA reported that while it is complying with the 11th Circuit decision in Catalyst’s favor with respect to FIRDAPSE®, going forward the FDA intends to continue to apply its regulations tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved with respect to other orphan drugs. The FDA’s interpretation of the scope of orphan drug exclusivity was recently incorporated into the orphan drug statute as part of the recent 2026 FDA funding bill. This change has no effect on our business with respect to FIRDAPSE®.

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

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2025, the U.S. government was shut down for a period of 43 days. During the shutdown, the FDA halted all "non-essential" activities. While fees such as under PDUFA allowed the FDA to continue reviewing and approving pending applications for new drugs, biologics, generics, and biosimilars that had been submitted prior to the shutdown, the FDA was prevented from accepting any new submissions requiring user fee payments, including NDAs and ANDAs.

If another prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date in the form of reductions in the number of federal employees, including at the FDA, and other personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

We are subject to environmental, health, and safety laws and regulations, which could increase our costs or restrict our operations.

Our operations are subject to a variety of environmental, health, and safety laws and regulations, including those of the EPA, OSHA, and equivalent local, state, and national regulatory agencies in the jurisdictions in which we operate. Any failure by us to comply with environmental, health, and safety requirements could result in the limitation or suspension of production or subject us to monetary fines, civil or criminal sanctions, or other future liabilities in excess of our reserves. In particular, we are subject to laws and regulations governing the destruction and disposal of raw materials, byproducts of our manufacturing operations, and non-compliant products, the handling of regulated material included in our offerings, and the disposal of our products or their components at the end of their useful lives. In addition, compliance with environmental, health, and safety requirements could restrict our ability to expand our facilities or require us to acquire costly environmental or safety control equipment, incur other significant expenses, or modify our manufacturing processes. Our manufacturing facilities may use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities, facilities we acquire in the future, or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which we have not recorded reserves. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us, and such activities may result in unanticipated costs or management distraction.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our drug development programs, products, and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our drug candidates. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, enablement, written description, or patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution.

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

We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time-consuming, and unsuccessful, and result in the loss of valuable assets.

We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property rights against infringement and unauthorized use by competitors, and to protect our trade secrets, including in connection with our pending litigation against Hetero regarding their Paragraph IV filing for Firdapse. In so doing, we may place our intellectual property at risk of being invalidated, rendered unenforceable or limited or narrowed in scope. This litigation is expensive and time-consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can.

Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In addition, an adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

General Risk Factors

Our business may require additional capital.

We may need to raise additional capital in the future in order to fund our business, particularly to fund potential company or product acquisitions that are intended to expand our product offerings. If necessary, we would likely raise additional funds in the future through public or private equity offerings, debt financings, corporate collaborations, or other means. We may also seek governmental grants to support our clinical and pre-clinical trials. However, there is no assurance that any such funding will be available, and, even if it is available, whether it will be available on terms that are favorable to us. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations.

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

Unfavorable global economic conditions, whether brought about by material global crises, health epidemics, military conflicts or war, geopolitical and tariffs or other trade disputes or other factors, may adversely affect our business and financial results.

Our business is sensitive to global economic conditions, which can be adversely affected by epidemics and other public health crises, political and military conflict, tariffs or other trade restrictions or the threat of such actions and retaliatory actions, and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other trade restrictions or the threat of such actions and retaliatory actions, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers.

Trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially and adversely affect our business, particularly if these measures occur in regions where we source components or raw materials. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from mainland China, as well as other business restrictions. In response to tariffs, countries have implemented retaliatory tariffs on U.S. goods. Furthermore, in September 2025, the Trump Administration announced plans to impose up to 100% tariffs on imported branded or patented pharmaceutical products, subject to certain exceptions. There is substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of API or bulk drug products that are intended for use in clinical trials, and, more generally, about the duration of existing tariffs, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or other retaliatory measures may be imposed, modified or suspended. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.

Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and in the Middle East) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. This may also limit the areas in which we can execute our clinical trials. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

Additionally, our operations and facilities, as well as operations of our suppliers and manufacturers, may be located in areas that are prone to earthquakes, wildfires, hurricanes and other natural disasters. Such operations and facilities are also subject to the risk of interruption by drought, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health crises, and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can create delays or interruptions to the Company’s development efforts and inefficiencies in the Company’s supply and manufacturing chain. Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products. Any insurance we maintain against damage to our property and the disruption of our business due to disaster may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. Further, because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.

Any future public health crises may affect our operations and those of third parties on which we rely, including our business partners and suppliers. We may in the future experience:

•
delays in receiving authorization from regulatory authorities to initiate any planned clinical trials, inspections, reviews and approvals of products;
•
delays or difficulties enrolling patients in our clinical trials;
•
delays in or disruptions to the conduct of preclinical programs and clinical trials;

•
constraints on the movement of products and supplies through the supply chain, which can disrupt our ability to conduct clinical trials and develop our products;
•
price increases in raw materials and capital equipment, as well as increasing price competition in our markets;
•
adverse impacts on our workforce and/or key employees; and
•
increased risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations.

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

If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer negative impact to our reputation, financial loss and be subject to regulatory fines and penalties. In addition, breaches and other unauthorized data access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third-party partners and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on our small number of key personnel and advisors.

We are highly dependent on our executive officers and key employees, and on our Board of Directors. The loss of the services of one or more of these individuals could significantly impede the achievement of our scientific and business objectives. We have no employment or retention agreements with any of our other officers or key employees. If we lose the services of any of our existing executive officers or key employees, or if we were unable to recruit qualified replacements on a timely basis for people who leave our employ, our efforts to develop our drug candidates might be significantly delayed. We do not carry key-man insurance on any of our personnel.

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

We anticipate being subject to increasing focus by our investors, regulators, customers, and stakeholders on environmental, social & governance (ESG) disclosures.

Our investors, regulators, and other stakeholders have in the last few years increasingly focused on ESG disclosures. Certain investors, particularly institutional investors, may use third-party benchmarks or scores based on our ESG disclosures to measure our ESG practices, and to decide whether to invest in our shares or engage with us regarding our practices. If our ESG scores or disclosures do not meet desired standards, we may face reputational challenges. There can be no assurance that we will be able to accomplish any particular ESG goal or commitment, including any additional or revised commitment that we may announce in the future, as statements regarding such goals and commitments reflect our plans and aspirations at the time of announcement and do not guarantee achievement of such plans and aspirations within the timelines we announce or at all.

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

As of February 23, 2026, we had 122,123,884 shares of our common stock outstanding, of which 6,750,372 shares were held by our executive officers and directors. We also had outstanding: (i) stock options to purchase an aggregate of 12,048,182 shares at exercise prices ranging from $3.42 to $24.90 (7,594,793 of which are currently exercisable); and (ii) restricted stock units for 714,953 shares of common stock (none of which are currently vested).

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

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are a part of our decision-making processes at every level. Our risk management team works closely with our Information Technology (IT) team, including our IT and cybersecurity vendors, to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company's common stock are traded on the Nasdaq Capital Market under the symbol "CPRX". There were 17 holders of record of the Company's common stock as of February 23, 2026.

Dividends

The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

In October 2025, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $200 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on October 1, 2025 and currently expires on December 31, 2026.

The following table presents information regarding repurchases by us of our common stock under the Share Repurchase Program during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
October 1 - October 31, 2025	405,092	$20.74	405,092	$191,599
November 1 - November 30, 2025	189,427	$23.34	189,427	$187,177
December 1 - December 31, 2025	530,429	$23.52	530,429	$174,700
Total	1,124,948		1,124,948

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Company selected the Nasdaq Biotechnology Index because it believes the index reflects the market conditions within the industry in which the Company primarily operates. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2020, in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Catalyst Pharmaceuticals, Inc., the NASDAQ Composite Index,
the Russell MicroCap Index and the NASDAQ Biotechnology Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/20
12/21
12/22
12/23
12/24
12/25
Catalyst Pharmaceuticals, Inc.
NASDAQ Composite
Russell MicroCap
NASDAQ Biotechnology

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Russell Investment Group. All rights reserved.

	12/20	12/21	12/22	12/23	12/24	12/25
Catalyst Pharmaceuticals, Inc.	100.00	202.69	556.89	503.29	624.85	698.80
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
Russell MicroCap	100.00	119.34	93.13	101.83	115.78	142.39
NASDAQ Biotechnology	100.00	100.02	89.90	94.03	93.49	124.75

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2025 with respect to our 2018 Stock Incentive Plan under which shares of our common stock may be issued.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for equity compensation plans
Equity compensation plans approved by security holders	12,173,541	$13.52	5,278,300
Equity compensation plans not approved by security holders	—	—	—
Total	12,173,541	$13.52	5,278,300

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our consolidated financial statements for the 2025 fiscal year.
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

Overview

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently sell three commercial stage drug products, FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel). We are also currently seeking to further expand our product portfolio, with a focus on acquiring the rights to immediately and near-term accretive assets to treat rare (orphan) diseases across therapeutic areas, including clinical-stage opportunities with established proof of concept. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful positive impact on those affected by these conditions.

Currently, we have a total of 58 field personnel supporting FIRDAPSE® and AGAMREE®. We also have 19 patient assistance liaisons and insurance navigation support personnel who support both FIRDAPSE® and AGAMREE®. Finally, we have 19 medical science liaisons who help educate the medical community about scientific literature concerning our drug products and the diseases they treat.

When we launched AGAMREE® in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. In early 2025, we separated these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This strategic change was made in an effort to allow us to better focus the support for each product. This division of our field-based forces into two units became effective on April 1, 2025. Further, we have two national account directors on our commercial team who exclusively focus on the oncology market for LEMS patients who also have cancer.

FIRDAPSE®

On November 28, 2018, we received approval from the FDA for our new drug application (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with Lambert-Eaton Myasthenic Syndrome (LEMS), and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg for the treatment of LEMS to include pediatric patients six years of age and older. Additionally, on May 30, 2024, the FDA approved our sNDA increasing the indicated

maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We believe that this most recent sNDA approval offers healthcare providers and patients greater flexibility in treatment regimens for the management of LEMS. We are also planning to evaluate FIRDAPSE® in the future for the treatment of other diseases.

We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 23 field personnel, including sales (Regional Account Managers and Area Business Directors), National Account Directors and thought leader liaisons. This includes two national account directors who exclusively focus on the oncology market for LEMS patients with cancer. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has cancer (principally small cell lung cancer). Finally, we make available for online ordering a no-cost LEMS voltage gated calcium channel (VGCC) antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

Further, we are continuing to expand our digital and social media activities to introduce our products and services to potential patients and their healthcare providers. We also work with several rare disease advocacy organizations (including the Myasthenia Gravis Foundation of America, the National Organization for Rare Disorders, and the LEMS Family Association) to help increase awareness and level of support for patients living with LEMS and to provide education for the physicians who treat this rare disease and the patients they treat.

On August 6, 2025, we reported that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Small Cell Lung Cancer (SCLC) now include new additions involving LEMS, amifampridine, and the tests for PQ- and N-type VGCC antibodies. The updated NCCN Guidelines® for SCLC relating to LEMS now include symptom specificity—characterized by proximal muscle weakness and autonomic dysfunction. Under "Signs and Symptoms of Small Cell Lung Cancer” (SCL-A 2 of 2), the guidelines recommend diagnosis through a neurological evaluation, ideally in consultation with a neurologist, which may include testing for PQ- and N-type VGCC antibodies. Additionally, under “Principles of Supportive Care” (SCL-D), the guidelines recommend that amifampridine should be considered as a treatment in consultation with neurology. We are currently working to get these guidelines into the standard of care followed by oncology practices that treat patients with SCLC.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies which market drug products for orphan and ultra-orphan, rare diseases, have developed an array of financial assistance programs to reduce out-of-pocket costs that makes FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to as little as $0 whenever possible (currently an average of less than $2 per month). Our co-pay assistance programs, including the one for FIRDAPSE®, are not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we have, at times, donated funds to one or more qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need who meet those independent organizations' guidelines. In addition, we have a program in place to help patients who are uninsured and underinsured. Subject to compliance with applicable regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

FIRDAPSE® is currently marketed for the treatment of LEMS in Canada through our exclusive sublicensee, KYE Pharmaceuticals, Inc. (KYE). We supply product to KYE at agreed upon prices and we are also eligible to earn sales milestones and sales royalties based on net revenues from sales of the product in Canada. Further, FIRDAPSE® is commercially available (since January 21, 2025) for the treatment of LEMS in Japan through our sublicensee for Japan, DyDo Pharma, Inc. (DyDo). We generate revenue from DyDo through the receipt of additional milestone payments, as such milestones are achieved, and a transfer price on the product supplied by us to DyDo (in lieu of royalties).

We control six U.S. patents for FIRDAPSE® that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), the earliest of which expires in 2032 and the latest of which expires in 2037. Generic drug manufacturers were permitted to submit applications for the product challenging our patents starting in 2023 and the FDA is now permitted to approve such ANDA products following the expiration of our orphan drug exclusivity (ODE) on November 26, 2025, subject to any pending 30-month stays of approval as required under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments).

With respect to ANDA filers, in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they each had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 26, 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases (but not earlier than the expiration of orphan drug exclusivity on November 28, 2025). In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay.

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

The pending FIRDAPSE® patent litigation against the remaining defendant, Hetero (relating to the FIRDAPSE® Orange Book-listed patents expiring in 2032, 2034 and 2037) remains ongoing. At this time, this trial is scheduled to start on March 23, 2026, which is prior to the expiration of the 30-month stay on FDA approval of Hetero’s ANDA under the Hatch-Waxman Amendments ending on May 26, 2026.

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

Both transactions closed on July 18, 2023. Under the AGAMREE® License Agreement, upon closing we made a $75 million payment to Santhera in return for the exclusive North American license for AGAMREE®. Additionally, we hold the North American rights to any future approved indications for AGAMREE®. Finally, under our AGAMREE® License Agreement with Santhera, we agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon prices until we completed our process to transition to our own direct supplier. We are also in the process of transitioning final goods manufacturing to a U.S. location (estimated to be completed in 2026).

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On February 23, 2026, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 16.46 per share (approximately $21.33 USD based on then-current exchange rates).

On October 26, 2023, the U.S. FDA approved Santhera’s NDA for AGAMREE® for use in treating DMD in patients aged two years and older. Shortly thereafter, as part of the previously described transaction, Santhera transferred the approved NDA to us. Additionally, following approval of the NDA for the drug, we became obligated to make a milestone payment of $36 million to Santhera, which we paid during the fourth quarter of 2023. We may also be obligated to pay future regulatory and commercial milestone payments to Santhera tied to calendar year sales of AGAMREE® (the first such sales-based royalty was achieved in the fourth quarter of 2025 when our AGAMREE® net product revenues for 2025 exceeded $100 million), as well as commercial royalties.

When we launched AGAMREE® in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. In early 2025, we separated these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®. This strategic change was made in an effort to allow us to better focus the support for each product. This division of our field-based forces into two units became effective on April 1, 2025.

Since April 1, 2025, we have sold AGAMREE® in the U.S. through a dedicated field-based force of approximately 16, including sales (12 Regional Account Managers and two Area Business Directors) and two Area Marketing Directors. We are further supporting the distribution of AGAMREE® through our Catalyst Pathways® patient services program to ensure that patients have access to a dedicated, personalized support team that assists families through the AGAMREE® patient journey, from answering questions to coordinating financial assistance programs for eligible patients. Additionally, we have also donated to qualified, independent charitable foundations dedicated to providing assistance to DMD patients in financial need who meet the independent organization's guidelines. Subject to applicable regulatory requirements, our goal is to ensure that no DMD patient is ever denied access to their medication for financial reasons.

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

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate comparable efficacy to corticosteroids, with the potential for a better-tolerated side effect profile. This mechanism of action may allow vamorolone to emerge as an effective alternative to the current standard of care corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we are currently enrolling up to 250 patients in our SUMMIT registry study to evaluate data about long-term patient safety and quality of life data from the use of our product, with the hope of offering a deeper understanding of the product's potential long-term benefits for patients, such as in the areas of stature, bone health, behavior, and cardiovascular health.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to standard of care corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patients ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Additionally, on January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the reimbursement for AGAMREE® for the treatment of DMD. This agreement makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients four years of age and older, independent of the underlying genetic mutation. Finally, on January 15, 2026, Santhera announced that the Swiss Agency for Therapeutic Products (Swissmedic) approved AGAMREE® for the treatment of DMD in patients four years of age and older.

We are currently taking the first steps seeking to expand the number of diseases that can be treated with AGAMREE®. In furtherance of that objective, we are currently conducting a Phase 1 study in healthy adults comparing a single dose of vamorolone, prednisone, and deflazacort, and studying the immunosuppressive effect of multiple ascending doses of AGAMREE®, which study will attempt to define the immunosuppressive dose of vamorolone for future indications and for the use of our product in conjunction with gene and cell therapies that are approved to treat DMD and require a concurrent immunosuppressive regimen of a corticosteroid when administered. We expect to have the results of both parts of this study by the end of the second quarter of 2026. Further, we are hopeful that the recent addition of DMD to the Recommended Uniform Screening Panel by the U.S. Department of Health and Human Services will help support earlier detection of the disease and more timely access to treatment options.

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

On July 23, 2024 we entered into a license, supply and commercialization agreement with KYE, which is already our sublicensee for FIRDAPSE® in Canada, granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE was responsible for obtaining regulatory approval of the product from Health Canada and on April 8, 2025, we announced that Health Canada had accepted for review KYE's New Drug Submission (NDS) for AGAMREE®. Further, on October 2, 2025, KYE announced that Health Canada has approved AGAMREE® for the treatment of DMD in boys four years of age and older. Under our sublicense agreement with KYE for this product, we will supply product to KYE and also receive sales milestones and sales royalties based on net revenues from sales of the product in Canada.

FYCOMPA®

On December 17, 2022, we entered into an agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® CIII. FYCOMPA® is a selective non-competitive antagonist of AMPA receptors, the major subtype of ionotropic glutamate receptors. It was the first, and still is the only, drug of its class to be approved for epilepsy. Studies suggest that AMPA receptor antagonism can lead to reduced overstimulation and anticonvulsant effects, as well as inhibiting seizure generation and spread. FYCOMPA® is a controlled substance and is approved with a boxed warning in its labeling. FYCOMPA® is used to treat certain types of focal onset seizures (seizures that involve only one part of the brain) in adults and children four years of age and older. It is also used in combination with other medications to treat certain types of primary generalized tonic-clonic seizures (also known as a “grand mal” seizure, a seizure that involves the entire body) in adults and children 12 years of age or older. Perampanel is in a class of medications called anticonvulsants. It works by decreasing abnormal electrical activity in the brain.

On January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai royalty payments on net sales only after all FYCOMPA® patents are expired with such royalty payments reduced after generic equivalents enter the market.

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

Patent protection for FYCOMPA® tablets and oral solution was primarily derived from two patents listed in the FDA’s Orange Book. The first, U.S. patent no. 6,949,571 (the ‘571 patent), expired on May 23, 2025, including patent term extension. The second FYCOMPA® patent in the Orange Book is U.S. Patent No. 8,772,497 (the ‘497 patent), which will expire on July 1, 2026. The ‘497 patent, which covers certain polymorphic forms of the active pharmaceutical ingredient (API) used in both FYCOMPA® tablets and oral suspension. One of the Orange Book listed patents had been the subject of previous Paragraph IV certifications from three ANDA filers for the tablet formulation, which were not contested by Eisai prior to our acquisition of the drug. As a result, to our knowledge based on publicly available information, three ANDA filers for the tablet formulation have, to date, obtained approval for and are marketing a generic version of FYCOMPA® tablets and one ANDA filer has, to date, obtained approval for and is marketing a generic version of FYCOMPA® oral suspension. We will continue to sell FYCOMPA® tablets and oral suspension despite the loss of exclusivity, although we have ceased active marketing efforts for the product effective December 31, 2025.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs. In that regard, we are currently exploring immediate or near-term accretive, clinically differentiated and adequately de-risked opportunities, with a keen focus on rare (orphan) disease products across therapeutic areas and treatment modalities. These prospects include evaluating companies with existing commercial drug products or drugs in development, including clinical stage opportunities with established proof of concept, for potential licensing or acquisitions. We maintain a well-established U.S. presence, which remains the cornerstone of our commercial strategy, while continuously evaluating strategic opportunities to expand our global footprint.

We employ a disciplined, comprehensive, and exhaustive approach to identifying and evaluating opportunities that we believe will add significant value to our company over the near, mid, and long-term. However, no definitive agreements have been entered into to date to acquire the rights to any additional products, and there can be no assurance that any of the Company's business development initiatives will be successful.

Capital Resources

At December 31, 2025, we had cash and cash equivalents of approximately $709.2 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, absent the use of cash to acquire potential business development opportunities, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our forecasts of revenues from sales of FYCOMPA® will be accurate now that generic competition has entered the market, or that we will continue to be profitable and cash flow positive. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further information on our liquidity and cash flow.

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

We are using existing cash on hand to fund our share repurchase program. We also believe that we can execute this share repurchase program without impairing the advancement of our business development strategy. In that regard, as of February 23, 2026, we have repurchased 1,740,713 shares of our outstanding common stock for an aggregate purchase price of approximately $39.9 million ($22.91 average price per share).

Basis of Presentation

Revenues

During the fiscal year ended December 31, 2025, we generated revenues from product sales of FIRDAPSE®, AGAMREE®, and FYCOMPA®. We expect these revenues to fluctuate in future periods based on our sales during such periods of our products.

We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE launched FIRDAPSE® in Canada. During the fiscal year ended December 31, 2025, revenues generated under our collaboration agreement with KYE were immaterial. In July 2024, we announced that we had entered into a collaboration agreement with KYE for the commercialization of AGAMREE® in Canada. On October 2, 2025, KYE issued a press release reporting that its NDS to commercialize AGAMREE® in Canada had been approved by Health Canada.

On September 24, 2024, we were informed by DyDo that it had received approval of its New Drug Application for the sale of FIRDAPSE® in Japan. Further, DyDo advised us that they launched FIRDAPSE® in Japan in January 2025.

We expect revenues from both the KYE and DyDo agreements to be immaterial in 2026, as distribution ramps up in each jurisdiction and KYE begins to market AGAMREE® in Canada.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight, royalties, milestone payments, and indirect overhead costs associated with sales of our products. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs and manufacturing variances.

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

Selling, General and Administrative Expenses

During 2019, we began to commit funds to developing our commercialization program for FIRDAPSE® and we have continued to incur substantial commercialization expenses, including sales, marketing, patient services, patient advocacy and other commercialization related expenses as we have continued our sales and marketing program for FIRDAPSE®. We are also now incurring substantial commercialization expenses for AGAMREE®, as we continue commercialization of this product. We expect that such expenses for FYCOMPA® will substantially decline as a result of declining sales resulting from the loss of exclusivity of the product with the entry of generic competitors for this product.

Our general and administrative expenses consist primarily of salaries and personnel expenses for accounting, corporate, compliance, and administrative functions. Other costs include administrative facility costs, regulatory fees, insurance, and professional fees for legal (including litigation) cost, IT, accounting, and consulting services.

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of the FYCOMPA® product rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® product rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years, and the AGAMREE® product rights, which are amortized using the straight-line method over its estimated useful life of 10.5 years.

Stock-Based Compensation

We recognize expense for the fair value of all stock-based awards to employees, directors, and consultants in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). For stock options, we use the Black-Scholes option valuation model in calculating the fair value of the awards.

Income Taxes

Our effective income tax rate is the ratio of income tax expense over our income before income taxes. As of December 31 2025, 2024, and 2023, we had no federal net operating loss carry-forwards. Additionally, we had no state net operating loss carry-forwards in any such year.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see Note 2, "Basis of Presentation and Significant Accounting Policies," in the consolidated financial statements included in this report.

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

The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive income are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition (including adjustments for government rebates), valuation of intangible assets and stock-based compensation. The accounting policies described below are not intended to be a comprehensive list of all of our accounting policies but represent the accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our consolidated financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures as required by U.S. GAAP.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2025, 2024 and 2023 and, therefore, the transaction price was not reduced further during the years ended December 31, 2025, 2024 and 2023. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” in the consolidated financial statements included in this report for further details on revenue recognition.

Valuation of Intangible Assets.

We have acquired and continue to acquire significant intangible assets that we record at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital and market participants. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions and calculations for acquisitions of significant intangibles. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances that may be indicative of impairment include events that result in significant decline in net selling price and/or significant loss of market share. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are deemed not recoverable, we would estimate the fair value of the assets and record an impairment loss. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

Stock-Based Compensation.

We recognize stock-based compensation for the fair value of all share-based payments, including grants of stock options and restricted stock units. For stock options, we use the Black-Scholes option valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Expected volatility is based on reviews of historical volatility of our common stock. The estimated expected option life is based upon the simplified method. Under this method, the expected option life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the simplified method until we have sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the expected life of our stock option awards. For the years ended December 31, 2025 and 2024, the assumptions used were an estimated annual volatility of 49.9% to 52.5% and 54.1% to 61.5%, respectively, expected holding periods of 4.5 to 5.0 years and 4.5 to 5.0 years, respectively, and risk-free interest rates of 3.6% to 4.4% and 3.7% to 4.7%, respectively.

Results of Operations

Years Ended December 31, 2025 and 2024

Revenues.

For the fiscal year ended December 31, 2025, we recognized total revenues of approximately $589.0 million, which included approximately $588.8 million in net product revenue (primarily in the U.S.), compared to total revenues of approximately $491.7 million, which included approximately $489.3 million in net product revenue (primarily in the U.S.), for the fiscal year ended December 31, 2024.

FIRDAPSE® net product revenue was approximately $358.4 million for the fiscal year ended December 31, 2025, compared to approximately $306.0 million for the fiscal year ended December 31, 2024.

AGAMREE® net product revenue was approximately $117.1 million for the fiscal year ended December 31, 2025, compared to approximately $46.0 million for the period between March 13, 2024 (date of commercial launch) and December 31, 2024.

FYCOMPA® net product revenue was approximately $113.3 million for the fiscal year ended December 31, 2025, compared to approximately $137.3 million for the fiscal year ended December 31, 2024.

The increase of approximately $99.5 million in net product revenue when comparing the fiscal years ended December 31, 2025 and 2024 was primarily due to the commercialization of AGAMREE® in March 2024 and related product sales. Additionally, FIRDAPSE® net product revenue increased by approximately $52.3 million or 17.1% from the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2025, which was primarily driven by an increase in sales volumes.

Further, FYCOMPA® net product revenue decreased by approximately $23.9 million or 17.4%, respectively, from the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2025, due to the generic entry following the loss of exclusivity in 2025. We expect that net product revenue for FYCOMPA® will likely continue to decrease in the future since generic competitors entered the market following the expiration of the '571 patent on May 23, 2025.

For the fiscal year ended December 31, 2025, we recognized approximately $0.2 million in license and other revenue, which consisted of royalties. For the fiscal year ended December 31, 2024, we recognized approximately $2.4 million in license and other revenue, which consisted primarily of a milestone payment of $2.1 million earned upon DyDo receiving product approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan.

Cost of Sales.

Cost of sales was approximately $87.3 million for the fiscal year ended December 31, 2025, compared to approximately $68.8 million for the fiscal year ended December 31, 2024. Cost of sales in all periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the fiscal year ended December 31, 2025 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the fiscal year ended December 31, 2025 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. Royalties on sales of AGAMREE® in future years may increase as a percentage of net sales exceed certain amounts of net revenues over $100 million. See Note 13 of the "Notes to Consolidated Financial Statements" included elsewhere in this report.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $37.5 million for the fiscal year ended December 31, 2025 compared to $37.4 million for fiscal year ended December 31, 2024. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years and the AGAMREE® rights, which are amortized using the straight-line method over its estimated useful life of 10.5 years.

Each fiscal quarter, we review the value of our intangible assets to determine if they are impaired. If we determine one or more of our intangible assets are impaired during a future period we would record a charge in the amount of that impairment.

Research and Development Expenses.

Research and development expenses for the years ended December 31, 2025 and 2024 were approximately $12.7 million and $12.6 million, respectively, and represented approximately 4% of total operating costs and expenses. Research and development expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	For the years ended December 31,		Change
	2025	2024	$	%
Salary and benefit expense	$4,567	$3,905	662	17.0
Employee stock-based compensation	2,205	1,779	426	23.9
Research and clinical trial expense	4,855	5,813	(958)	(16.5)
Additional research and development expense	1,082	1,151	(69)	(6.0)
Total research and development expenses	$12,709	$12,648	61	0.5

Research and development expenses remained relatively consistent during the fiscal year ended December 31, 2025 when compared to the same period in 2024. During the fiscal year ended December 31, 2025, research and development expenses consisted of costs for company-sponsored research and development activities, support for selected investigator-sponsored research, and costs for development activities supporting our commercial products. Stock-based compensation expense includes a charge related to the retirement of a former executive officer, recorded during the second quarter of 2025, upon lapse of the applicable revocation period under the separation agreement with this former executive.

We expect that research and development activities may become more significant in the future if we seek to execute on the development of additional indications for FIRDAPSE® and AGAMREE® and on our portfolio expansion efforts.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were approximately $193.8 million and $177.7 million, respectively, and represented approximately 58% and 60% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	For the years ended December 31,		Change
	2025	2024	$	%
Selling	$122,240	$111,344	10,896	9.8
General and administrative	48,938	45,924	3,014	6.6
Employee stock-based compensation	22,573	20,472	2,101	10.3
Total selling, general and administrative expenses	$193,751	$177,740	16,011	9.0

For the fiscal year ended December 31, 2025, selling, general and administrative expenses increased by approximately $16.0 million when compared to the same period in 2024. The increases in selling and general and administrative expenses were primarily attributable to an increase in employee compensation related to annual merit increases and an increase in headcount. Further, general and administrative expenses increased due to consulting fees related to multiple business initiatives, including business development activities, which were offset due to decreases in contributions to 501(c)(3) organizations supporting patient assistance programs.

We expect that selling, general, and administrative expenses will continue to be substantial in future periods as we continue to sell FIRDAPSE® and AGAMREE® and as we take other steps in an effort to continue to expand our business, offset in part by reduced selling, general, and administrative expenses as more generic FYCOMPA® becomes available in the marketplace.

Stock-Based Compensation.

Total stock-based compensation for the years ended December 31, 2025 and 2024 was $24.8 million and $22.3 million, respectively. During the years ended December 31, 2025 and 2024, grants were principally for stock options and restricted stock units related to year-end bonus awards and grants to new employees.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of approximately $25.7 million and $21.1 million for the fiscal years ended December 31, 2025 and 2024, respectively. The increase in other income, net for the fiscal year ended December 31, 2025 when compared to the same period in 2024 was primarily due to higher invested balances and an increase in the fair value of our investment in Santhera. Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the years ended December 31,
	2025	2024
Interest income, net	$24,765	$16,064
Net gains recognized during the period on equity securities	972	5,075
Total other income, net	$25,737	$21,139

Income Taxes.

Our effective income tax rate was approximately 24.4% and 24.2% for fiscal years ended December 31, 2025 and 2024, respectively. Differences in our effective tax and the statutory federal income tax of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher than it was in the 2025 fiscal year).

We had no material uncertain tax positions as of December 31, 2025 and 2024.

Net Income.

Our net income was approximately $214.3 million in the year ended December 31, 2025 ($1.75 per basic and $1.68 per diluted share) as compared to approximately $163.9 million in the year ended December 31, 2024 ($1.38 per basic and $1.31 per diluted share).

Years Ended December 31, 2024 and 2023

The information comparing results of operations for the year ended 2024 compared to 2023 was included in our Annual Report on Form 10-K for 2024 filed with the SEC on February 26, 2025.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through revenues from product sales and multiple offerings of our securities. At December 31, 2025 we had cash and cash equivalents aggregating $709.2 million and working capital of $746.9 million. At December 31, 2024 we had cash and cash equivalents aggregating $517.6 million and working capital of $502.9 million. At December 31, 2025, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in money market accounts.

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

Cash Flows.

Net cash provided by operating activities was $208.7 million and $239.8 million, respectively, for the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, net cash provided by operating activities was primarily attributable to our net income of $214.3 million, an increase of $24.2 million in accrued expenses and other liabilities, $24.8 million in stock-based compensation and $37.9 million in amortization of intangible assets and depreciation. This was partially offset by increases of $61.0 million in accounts receivable, net, $18.1 million in inventory, net and $0.2 million in prepaid expenses and other current assets, decreases of $5.4 million in accounts payable and $0.4 million in operating lease liability, $6.8 million in deferred taxes and $0.6 million in non-cash expenses. The increase in accounts receivable, net, primarily relates to a change in the payment terms resulting from the renegotiation of a contract between us and a customer. Under the revisions to the contract with this customer, among other changes, we are now paying reduced fees to the customer (which are recorded as a reduction in gross-to-net expenses), but the customer is paying amounts due on its obligations to us on a monthly basis rather than a semi-monthly basis (as required under the previous contract terms). As a result of this change, the payment of approximately $27.0 million that we would have received, based upon the previous due date, at the end of December 2025 under the previous contract terms was received on January 2, 2026.

During the year ended December 31, 2024, net cash provided by operating activities was primarily attributable to our net income of $163.9 million, increases of $1.8 million in accounts payable and $53.8 million in accrued expenses and other liabilities, $22.3 million in stock-based compensation and $37.8 million in amortization of intangible assets and depreciation. This was partially offset by increases of $12.0 million in accounts receivable, net, $3.9 million in inventory, net and $8.5 million in prepaid expenses and other current assets, a decrease of $0.4 million in operating lease liability, $9.4 million in deferred taxes and $5.6 million in non-cash expenses.

Net cash used in investing activities during the year ended December 31, 2025 was $0.1 million and consisted of purchases of property and equipment. Net cash used in investing activities during the year ended December 31, 2024 was $0.6 million and consisted of purchases of property and equipment.

Net cash used in financing activities during the year ended December 31, 2025 was $17.0 million, consisting primarily of repurchases of common stock, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities during the year ended December 31, 2024 was $140.7 million, consisting primarily of proceeds from the issuance of common stock.

Contractual Obligations and Arrangements.

We have entered into the following contractual arrangements with respect to sales of FIRDAPSE®:

•
Payments due under our license agreement for FIRDAPSE®. The following details the royalties under our license agreement:
•
Royalties to our licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the FIRDAPSE® License Agreement) in each country for any calendar year for sales up to $100 million, with the rate increasing to 10% of net sales for any total net sales in excess of $100 million in North America; and
•
Royalties to the third-party licensor of the rights sublicensed to us for seven years from the approval of the U.S. NDA for FIRDAPSE® at 7% of U.S. net sales (as defined in the license agreement between BioMarin (since transferred to SERB S.A.) and the third-party licensor) in any calendar year and after that 7th anniversary of the U.S. approval, royalties at 3.5% of U.S. net sales in any calendar year until the earlier of the 12th anniversary of the U.S. approval or the entry of a U.S. generic competitor. All royalty obligations to the third-party licensor for non-U.S. sales have concluded.

Further, we will pay royalties to our licensor on net sales in Japan equal to a similar percentage to the royalties that we are currently paying for non-U.S. sales under our original FIRDAPSE® License Agreement for North America.

For the years ended December 31, 2025 and 2024, we recognized an aggregate of approximately $56.2 million and $47.3 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

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
•
Summary of changes to royalty obligations related to FIRDAPSE® subsequent to the balance sheet date:
•
On January 25, 2026, we completed seven years from the date of first commercial sale of FIRDAPSE® in the U.S. On that date, the royalty on net U.S. sales that we previously paid to our immediate licensor at a tiered rate of 7-10% of net U.S. sales of FIRDAPSE® expired. Also, on January 1, 2026, as part of our acquisition and license agreement regarding RUZURGI® with Jacobus, the royalty rate we pay Jacobus on net U.S. sales of FIRDAPSE® and RUZURGI® increased from 1.5% to 2.5%. In addition to these two changes, there was also another change in FIRDAPSE® royalties owed by us on net U.S. sales that occurred in November 2025. On November 28, 2025, due to seven years passing from the date of the FDA approval of FIRDAPSE®, the royalty on net U.S. sales of FIRDAPSE® that we owe to our immediate licensor to satisfy their royalty obligations to their third-party licensor decreased from 7% of net U.S. sales to 3.5%. As a result, the overall royalty rate beginning on January 26, 2026, that we will pay to our upstream licensors for net U.S. sales of FIRDAPSE® will be 6%, which is down from a previous maximum rate of 18.5%.

For the years ended December 31, 2025 and 2024, we recognized an aggregate of approximately $5.3 million and $4.4 million, respectively, of royalties payable to Jacobus.

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
•
Royalties commencing on the expiration of the last patent for the product for each calendar year during the royalty term equal to 12% on net sales greater than $10 million and less than $100 million, 17% on net sales of greater than $100 million and less than $125 million and 22% on net sales greater than $125 million prior to the date of generic entry. Upon the entry of generic competition, these royalties will be reduced to 6% on net sales greater than $10 million and less than $100 million, 8.5% on net sales of greater than $100 million and less than $125 million and 11% on net sales greater than $125 million.
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
•
We may be obligated to pay Santhera sales-based milestones of up to $105 million, which includes a sales-based milestone payment of up to $12.5 million upon achievement of revenues in the calendar year in which revenues exceed $100 million (which was achieved in the fourth quarter of 2025), and pay royalties if the applicable amount of net sales of all products in the territory in a single calendar year fall within the range of one or more of the net sales threshold levels set forth in the AGAMREE® License Agreement.
•
At signing, we were obligated to purchase all of our finished goods requirements for products solely from Santhera at a set supply price until January 1, 2026, but the parties agreed upon an amendment to the license agreement that allowed us to start the process for creating our own supply chain to manufacture Agamree earlier and we expect to complete that process by the end of 2026.
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

For the years ended December 31, 2025 and 2024, we recognized an aggregate of approximately $13.8 million and $5.1 million, respectively, of royalties payable under this license agreement, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

We also have entered into the following contractual arrangements:

•
Purchase commitment. We have entered into a purchase commitment for FIRDAPSE® with a contract manufacturing organization for approximately $0.5 million per year. The agreement expires in December 2026. We also entered into a purchase commitment for AGAMREE® with a contract manufacturing organization in May 2025 for approximately $5.4 million, which we have fulfilled.
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

•
Whether we will be able to continue to successfully market and sell FIRDAPSE® and AGAMREE®, and continue to sell FYCOMPA® while maintaining full compliance with applicable federal and state laws, rules and regulations;
•
Whether we will be able to continue to attract and retain the qualified personnel necessary to run our business;
•
Whether we can continue to market our drug products on a profitable and cash flow positive basis;
•
Whether any revenue or earnings guidance that we provide to the investment community will turn out to be accurate;
•
Whether we will prevail in our currently pending Paragraph IV litigation with Hetero USA, Inc. regarding our FIRDAPSE® patents that expire in 2032, 2034, and 2037, which matter is currently scheduled to go to trial starting on March 23, 2026;
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
•
Whether new patients for our existing and future drug products can be successfully titrated to stable therapy.
•
Whether we will be able to demonstrate, to the satisfaction of the FDA and third-party payors, that AGAMREE® offers advantages compared to other corticosteroids or competitor’s products;

•
Whether DMD patients transitioning to current or future approved gene therapy treatments will delay initiating use of AGAMREE® while waiting for access to such gene therapy, or stop their AGAMREE® therapy during the course of their gene therapy treatment;
•
Whether steroids will continue to be the foundational standard of care for the treatment of DMD as new DMD drugs are approved for commercialization in the future;
•
Whether we will be able to continue to successfully sell FYCOMPA® now that generic competition for FYCOMPA® tablets and oral suspension have entered the market;
•
Whether reduced revenue resulting from generic FYCOMPA® entering the market will require us to impair all or a portion of our intangible asset for FYCOMPA®;
•
The extent to which payors will continue to provide coverage and reimburse for our products at the price that we charge for our products;
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
•
Changes in the healthcare industry and the effect of political pressure from and actions by the current Administration, Congress and/or medical professionals seeking to reduce prescription drug costs, and changes to the healthcare industry occasioned by any future changes in laws relating to the pricing of drug products, including changes made in the Inflation Reduction Act of 2022, changes (if any) to be made by the current Administration (including the possibility of seeking to impose Most Favored Nation pricing on drug companies or to impose a 100% tariff on branded or patented pharmaceutical products unless a company is "building" a manufacturing plant in the United States) and/or the current Congressional administrations, changes to the review and approval process at the FDA, imposing tariffs on imported product, or changes in the healthcare industry generally;
•
The potential impact of tariffs on our cost of sales for products that are manufactured, in whole or in part, outside of the U.S.;
•
The potential impact on our business of “most favorite nation”, or Most Favored Nation pricing, such as proposed in the GUARD and GLOBE Medicare demonstration projects, on what we will realize from the sale of our drug products if Most Favored Nation pricing becomes applicable to even a portion of our drug products;
•
The ability of our third-party suppliers and contract manufacturers to maintain compliance with current Good Manufacturing Practices;
•
The ability of those third parties that distribute our products to maintain compliance with applicable law;
•
Our ability to maintain compliance with applicable rules relating to our patient assistance programs for our products;
•
The scope and strength of our intellectual property and the outcome of challenges to our intellectual property, and, conversely, whether any third-party intellectual property presents unanticipated obstacles for FIRDAPSE® or AGAMREE®;
•
Whether there will be a post-closing review by antitrust regulators of our previous or future Paragraph IV patent settlements or our previous acquisition transactions, and the outcome of any such reviews if they were to occur;
•
Whether we will be able to acquire additional drug products under development, complete development required to commercialize such products, and thereafter, if such products are approved for commercialization, successfully market such products;
•
Whether the FDA will approve generic versions of FIRDAPSE® following the expiration of our orphan drug exclusivity on November 26, 2025, subject to any pending 30-month stays of approval as required under the Drug Price Competition and Patent Term Restoration Act of 1984;
•
Whether our patents will be sufficient to prevent generic competition for AGAMREE® after our orphan drug exclusivity for this product expires;

•
Whether our clinical studies of AGAMREE® and our SUMMIT registry study of DMD patients being treated with AGAMREE®, will be successful and the impact, if any, of the results of these studies on our business;
•
Assuming we prevail in our currently ongoing patent litigation with Hetero, whether we are able to successfully develop additional indications for FIRDAPSE® and obtain the ability to commercialize FIRDAPSE® for these additional indications;
•
Whether we and Santhera Pharmaceuticals Holding AG can successfully develop additional indications for AGAMREE®, and obtain the ability to commercialize AGAMREE® for these additional indications.
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
•
Whether FIRDAPSE® and AGAMREE® will be successfully commercialized in Canada on a profitable basis through KYE Pharmaceuticals, Inc., our sublicensee for the products in Canada;
•
Whether FIRDAPSE® will be successfully commercialized in Japan on a profitable basis by DyDo Pharma, Inc., our sublicensee for the product in Japan;
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

Our current plans and objectives are based on assumptions relating to the continued sale of FIRDAPSE®, AGAMREE® and FYCOMPA® and on our plans to seek to acquire or in-license additional drug products. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements we have made herein, which reflect our views only as of the date of this report, you should not place undue reliance upon such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders. Our Proxy Statement for the 2026 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated into this report by this reference.

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

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report:

The following financial statements of Catalyst Pharmaceuticals, Inc. and Reports of Grant Thornton LLP, independent registered public accounting firm, are included in this report:

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

Notes to Consolidated Financial Statements.

List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated August 14, 2006, between the Company and Catalyst Pharmaceutical Partners, Inc., a Florida corporation	S-1	333-136039	9/1/2006	10.9

2.2	Asset Purchase Agreement by and between Eisai Co., Ltd. and the Company, dated as of December 17, 2022	8-K	001-33057	12/22/2022	2.1

3.1	Certificate of Incorporation	S-1	333-136039	7/25/2006	3.1

3.2	Amendment to Certificate of Incorporation	S-1	333-136039	7/25/2006	3.2

3.3	Amendment to Certificate of Incorporation	DEF 14A	001-33057	3/30/2015	Annex A

3.4	Amendment to Certificate of Incorporation	8-K	001-33057	8/21/2020	3.1

3.5	By-Laws	S-1	333-136039	9/1/2006	3.3

3.6	Amendment to By-Laws	8-K	001-33057	11/27/2019	3.1

4.1	Specimen Stock Certificate for Common Stock	S-1	333-136039	9/1/2006	4.1

4.2	Description of the Company’s Capital Stock	10-K	001-33057	3/16/2023	4.5

10.1(a)+	Offer Letter between the Company and Richard J. Daly*	10-K	001-33057	2/28/2024	10.1(a)

10.1(b)+	Offer Letter between the Company and Michael W. Kalb*	10-K	001-33057	2/28/2024	10.1(b)

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1(c)+	Separation Agreement between the Company and Patrick J. McEnany*	10-K	001-33057	2/28/2024	10.1(c)

10.1(d)+	Separation Agreement between the Company and Alicia Grande*	10-K	001-33057	2/28/2024	10.1(d)

10.2(a)+	2018 Stock Incentive Plan	DEF 14A	001-33057	4/17/2018	Annex A

10.2(b)+	Amendment No. 1 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/7/2020	Annex A

10.2(c)+	Amendment No. 2 to 2018 Stock Incentive Plan	DEF 14A	001-33057	10/25/2021	Annex A

10.2(d)+	Amendment No. 3 to 2018 Stock Incentive Plan	DEF 14A	001-33057	7/12/2023	Annex A

10.2(e)+	Amendment No. 4 to 2018 Stock Incentive Plan	DEF 14A	001-33057	4/10/2024	Annex A

10.3+	Severance and Change in Control Plan	10-K	001-33057	2/28/2024	10.4

10.4(a)	Lease Agreement between the Company and 355 Alhambra Plaza, Ltd.	10-Q	001-33057	5/14/2007	10.1

10.4(b)	First Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	10-Q	001-33057	8/15/2011	10.1

10.4(c)	Second Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	2/20/2014	10.1

10.4(d)	Third Amendment to Lease Agreement between the Company and CPT 355 Alhambra Circle, LLC	8-K	001-33057	3/27/2015	10.1

10.4(e)	Fourth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	8/17/2018	10.1

10.4(f)	Fifth Amendment to Lease Agreement between the Company and PRII 355 Alhambra Circle, LLC	8-K	001-33057	5/13/2020	10.1

10.5	License Agreement, dated as of December 13, 2011, among New York University, the Feinstein Institute for Medical Research, and the Company	10-K	001-33057	3/30/2012	10.15

10.6(a)	License Agreement, dated as of October 26, 2012, between the Company and BioMarin	8-K	001-33057	10/31/2012	10.2

10.6(b)	Amendment No. 1 to License Agreement, dated as of April 8, 2014, between the Company and BioMarin	8-K	001-33057	4/17/2014	10.1

10.6(c)	Settlement Agreement, dated effective as of July 26, 2018, by and among (i) Aceras BioMedical, LLC, in its capacity as Stockholder Representative for the	10-Q	001-33057	8/17/2018	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
	Former stockholders of Huxley Pharmaceuticals, Inc., (ii) BioMarin, and (iii) the Company

10.6(d)	Second Amendment to License Agreement, dated May 29, 2019, between the Company and BioMarin	8-K	001-33057	5/30/2019	10.1

10.7	Development, License and Commercialization Agreement, dated effective as of December 18, 2018, by and between Endo Ventures Limited and the Company	8-K	001-33057	12/26/2018	10.1

10.8	License and Supply Agreement, dated as of August 14, 2020, by and between KYE Pharmaceuticals, Inc. and the Company	8-K	001-33057	8/20/2020	10.1

10.9	License and Supply Agreement, dated as of June 28, 2021, by and between DyDo Pharma, Inc. and the Company	8-K	001-33057	6/28/2021	10.1

10.10(a)	Settlement Agreement, dated July 11, 2022, by and between the Company and SERB SA, on the one hand, and Jacobus Pharmaceutical Company, Inc., PantherRx Specialty LLC, and Panther Specialty Holding Co., on the other hand	8-K	001-33057	7/12/2022	10.1

10.10(b)	License and Asset Purchase Agreement, dated as of July 11, 2022, by and between Jacobus Pharmaceutical Company, Inc. and the Company	8-K	001-33057	7/12/2022	10.2

10.11(a)	Transition Services Agreement between Eisai, Inc. and the Company	8-K	001-33057	12/22/2022	10.1

10.11(b)	Amendment to Transition Services Agreement, dated as of July 31, 2023, made by and between the Company and Eisai	10-Q	001-33057	8/9/2023	10.1

10.11(c)	Supply Agreement between Eisai Co., Ltd. and the Company	8-K	001-33057	12/22/2022	10.2

10.12(a)	License and Collaboration Agreement, executed and delivered as of June 19, 2023, by and between Santhera, its wholly-owned subsidiary, Santhera Pharmaceuticals (Schweiz) AG and the Company	8-K	001-33057	6/23/2023	10.1

10.12(b)	Investment Agreement, dated as of June 19, 2023, by and between Santhera and the Company	8-K	001-33057	6/23/2023	10.2

10.13	License, Supply and Commercialization Agreement, made as of July 23, 2024, between the Company and KYE Pharmaceuticals, Inc.	10-Q	001-33057	8/7/2024	10.1

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
19.1	Insider Trading Policy (certain identified information has been excluded from this exhibit because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed)	10-K	001-33057	2/26/2025	19.1

21.1	Subsidiaries of the Registrant	10-K	001-33057	3/16/2020	21.1

23.1	Consent of Grant Thornton LLP					X

31.1	Section 302 CEO Certification					X

31.2	Section 302 CFO Certification					X

32.1	Section 906 CEO Certification					X

32.2	Section 906 CFO Certification					X

97.1	Clawback Policy	10-K	001-33057	2/28/2024	97.1

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain identified information has been excluded from these exhibits because it is both (i) not material, and (ii) would likely cause competitive harm to the Company if publicly disclosed.

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 25th day of February, 2026.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Richard J. Daly
Richard J. Daly,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Daly	President and Chief	February 25, 2026
Richard J. Daly	Executive Officer (Principal Executive Officer)

/s/ Michael W. Kalb	Executive Vice President and Chief Financial Officer	February 25, 2026
Michael W. Kalb	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. McEnany	Chairman of the Board of Directors	February 25, 2026
Patrick J. McEnany

/s/ Daniel J. Curran	Director	February 25, 2026
Daniel J. Curran

/s/ David S. Tierney, M.D.	Director	February 25, 2026
David S. Tierney, M.D.

/s/ Donald A. Denkhaus	Director	February 25, 2026
Donald A. Denkhaus

/s/ Molly Harper	Director	February 25, 2026
Molly Harper

/s/ Tamar Thompson	Director	February 25, 2026
Tamar Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceuticals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

Fort Lauderdale, Florida

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Catalyst Pharmaceuticals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Catalyst Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue adjustments for certain FYCOMPA® rebates

As described further in Note 2 to the financial statements, the Company estimates reductions to its revenues for amounts due under various rebate programs, including Medicaid and Managed Care, in the period in which the related sales occur. We identified the revenue adjustments related to Medicaid and Managed Care rebates for sales of FYCOMPA® as a critical audit matter.

The principal considerations for our determination that the revenue adjustments related to Medicaid and Managed Care rebates for sales of FYCOMPA® is a critical audit matter are that auditing the Company’s reductions to revenue for Medicaid and Managed Care rebates related to FYCOMPA® is complex and involved significant judgment, particularly in assessing the reasonableness of estimated payor mix applied to sales during the year. This estimate relies heavily on historical data that is adjusted for changes in expectations over time.

Our audit procedures related to the revenue adjustments related to Medicaid and Managed Care rebate for sales of FYCOMPA® included the following, among others. We evaluated and tested the design and operating effectiveness of internal controls over the Company’s estimates of the revenue adjustments related to Medicaid and Managed Care rebates for sales of FYCOMPA®, including assumptions over payor mix. Our test of details procedures included, among others, performing a comparison of actual rebate claims received against the amounts recorded by management and performing a sensitivity analysis on the rebate amount and payor mix assumptions used in the estimates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Fort Lauderdale, Florida

February 25, 2026

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$709,171	$517,553
Accounts receivable, net	126,477	65,476
Inventory, net	37,166	19,541
Prepaid expenses and other current assets	21,216	21,039
Total current assets	894,030	623,609
Operating lease right-of-use asset, net	1,935	2,230
Property and equipment, net	1,037	1,354
License and acquired intangibles, net	131,674	156,672
Deferred tax assets, net	52,767	45,982
Investment in equity securities	22,536	21,564
Total assets	$1,103,979	$851,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,202	$16,593
Accrued expenses and other liabilities	135,950	104,085
Total current liabilities	147,152	120,678
Operating lease liability, net of current portion	2,350	2,786
Other non-current liabilities	209	315
Total liabilities	149,711	123,779
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 122,513,621 shares and 120,879,099 shares issued and outstanding at December 31, 2025 and 2024, respectively	123	121
Additional paid-in capital	479,957	442,286
Retained earnings	474,188	285,161
Accumulated other comprehensive income (Note 4)	—	64
Total stockholders’ equity	954,268	727,632
Total liabilities and stockholders’ equity	$1,103,979	$851,411

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Product revenue, net	$588,807	$489,327	$396,502
License and other revenue	182	2,407	1,702
Total revenues	588,989	491,734	398,204
Operating costs and expenses:
Cost of sales (a)	87,253	68,845	51,967
Research and development	12,709	12,648	93,150
Selling, general and administrative (a)	193,751	177,740	133,710
Amortization of intangible assets	37,498	37,377	32,565
Total operating costs and expenses	331,211	296,610	311,392
Operating income	257,778	195,124	86,812
Other income, net	25,737	21,139	7,699
Net income before income taxes	283,515	216,263	94,511
Income tax provision	69,189	52,374	23,101
Net income	$214,326	$163,889	$71,410
Net income per share:
Basic	$1.75	$1.38	$0.67
Diluted	$1.68	$1.31	$0.63
Weighted average shares outstanding:
Basic	122,290,866	118,457,673	106,279,736
Diluted	127,257,929	124,943,603	113,753,154

Net income	$214,326	$163,889	$71,410
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0, ($20) and $4, respectively	(64)	50	(10)
Comprehensive income	$214,262	$163,939	$71,400

____________________________________________

(a)
Exclusive of amortization of intangible assets

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025, 2024 and 2023

(in thousands)

	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Gain (Loss)	Total
Balance at December 31, 2022	$—	105,263	$105	$250,430	$49,862	$24	$300,421
Stock-based compensation	—	—	—	14,250	—	—	14,250
Exercise of stock options for common stock	—	1,652	2	2,790	—	—	2,792
Issuance of common stock upon vesting of restricted stock units, net	—	207	—	(982)	—	—	(982)
Other comprehensive gain (loss)	—	—	—	—	—	(10)	(10)
Net income	—	—	—	—	71,410	—	71,410
Balance at December 31, 2023	—	107,122	107	266,488	121,272	14	387,881
Issuance of common stock, net	—	10,000	10	140,704	—	—	140,714
Stock-based compensation	—	—	—	22,251	—	—	22,251
Exercise of stock options for common stock	—	3,429	4	13,511	—	—	13,515
Issuance of common stock upon vesting of restricted stock units, net	—	328	—	(668)	—	—	(668)
Other comprehensive gain (loss)	—	—	—	—	—	50	50
Net income	—	—	—	—	163,889	—	163,889
Balance at December 31, 2024	—	120,879	121	442,286	285,161	64	727,632
Stock-based compensation	—	—	—	24,778	—	—	24,778
Exercise of stock options for common stock	—	2,502	3	14,666	—	—	14,669
Issuance of common stock upon vesting of restricted stock units, net	—	258	—	(1,773)	—	—	(1,773)
Repurchase of common stock	—	(1,125)	(1)	—	(25,299)	—	(25,300)
Other comprehensive gain (loss)	—	—	—	—	—	(64)	(64)
Net income	—	—	—	—	214,326	—	214,326
Balance at December 31, 2025	$—	122,514	$123	$479,957	$474,188	$—	$954,268

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$214,326	$163,889	$71,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	375	397	316
Stock-based compensation	24,778	22,251	14,250
Amortization of intangible assets	37,498	37,377	32,565
Deferred taxes	(6,849)	(9,388)	(17,818)
Accretion of discount	(350)	(835)	1,320
Reduction in the carrying amount of right-of-use asset	295	278	262
Acquired inventory samples expensed from asset acquisition	—	—	130
Acquired in-process research and development	—	—	81,513
Change in fair value of equity securities	(972)	(5,075)	(3,024)
Inventory reserve and write-offs	464	—	—
(Increase) decrease in:
Accounts receivable, net	(61,001)	(11,962)	(43,075)
Inventory, net	(18,089)	(3,897)	(4,739)
Prepaid expenses and other current assets	(177)	(8,504)	(5,792)
Increase (decrease) in:
Accounts payable	(5,391)	1,798	10,820
Accrued expenses and other liabilities	24,164	53,848	5,800
Operating lease liability	(401)	(369)	(338)
Net cash provided by (used in) operating activities	208,670	239,808	143,600
Investing Activities:
Purchases of property and equipment	(58)	(556)	(231)
Payments in connection with asset acquisitions	—	—	(198,293)
Acquisition of in-process research and development	—	—	(81,513)
Purchase of equity securities	—	—	(13,465)
Net cash provided by (used in) investing activities	(58)	(556)	(293,502)
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(1,773)	(668)	(982)
Proceeds from exercise of stock options	14,669	13,515	2,792
Repurchase of common stock	(25,300)	—	—
Payment of liabilities arising from asset acquisition	(4,590)	(12,886)	(12,667)
Proceeds from issuance of common stock	—	141,000	—
Payment of fees in connection with issuance of common stock	—	(296)	—
Net cash provided by (used in) financing activities	(16,994)	140,665	(10,857)
Net increase (decrease) in cash and cash equivalents	191,618	379,917	(160,759)
Cash and cash equivalents – beginning of period	517,553	137,636	298,395
Cash and cash equivalents – end of period	$709,171	$517,553	$137,636
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$71,986	$68,451	$50,458
Cash paid for interest	$466	$1,395	$705
Non-cash investing and financing activities:
Liabilities arising from asset acquisition	$—	$—	$1,915
Accrued milestone payment classified as license and acquired intangibles, net	$12,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Description of Business.

Catalyst Pharmaceuticals, Inc. and subsidiary (collectively, the Company) is a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. The Company sells three commercial stage drug products, FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel). The Company is currently seeking to further expand its product portfolio, with a focus on acquiring the rights to immediately and near-term accretive assets to treat rare (orphan) diseases across therapeutic areas, including clinical-stage opportunities with established proof of concept. With an unwavering patient focus embedded in everything it does, the Company is committed to providing innovative, best-in-class medications with the hope of making a meaningful positive impact on those affected by these conditions.

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

On December 17, 2022, the Company entered into an asset purchase agreement with Eisai Co., Ltd. (Eisai) for the acquisition of the U.S. rights to FYCOMPA® CIII, a prescription medication used alone or in combination with other medicines to treat focal onset seizures with or without secondarily generalized seizures in people with epilepsy aged four and older and with other medicines to treat primary generalized tonic-clonic seizures in people with epilepsy aged 12 and older. The Company closed the acquisition of the U.S. rights to FYCOMPA® on January 24, 2023 and is currently selling FYCOMPA® in the U.S.

In July 2023, the Company completed its acquisition from Santhera Pharmaceuticals Holdings (Santhera) of an exclusive license for North America for AGAMREE®, a treatment for patients suffering from Duchenne muscular dystrophy (DMD). Additionally, the Company holds the North American rights for any future approved indications of AGAMREE®. AGAMREE® previously received FDA Orphan Drug and Fast-Track designations and on October 26, 2023, the FDA approved AGAMREE® oral suspension 40 mg/ml for the treatment of DMD in patients aged two years and older. On March 13, 2024, the Company commercially launched AGAMREE® in the U.S.

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
d.
INVESTMENTS. At December 31, 2025, investments consisted of an investment in equity securities and at December 31, 2024, investments consisted of U.S. Treasuries and an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

U.S. Treasuries held at December 31, 2024 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in the Company's consolidated balance sheets.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).
e.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowances for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At both December 31, 2025 and 2024, the Company determined that an allowance for expected credit losses was not required. No amounts were written off during the periods presented.
f.
INVENTORY, NET. Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. Costs to be capitalized as inventories primarily include third-party manufacturing costs and other overhead costs. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in, first out (FIFO) flow of goods. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories to cost of sales within the consolidated statements of operations and comprehensive income.

Products that have been approved by the FDA or other regulatory authorities, such as FIRDAPSE®, AGAMREE® and FYCOMPA®, are also used in clinical programs to assess the safety and efficacy of the products for usage in treating diseases that have not been approved by the FDA or other regulatory authorities. The forms of FIRDAPSE®, AGAMREE® and FYCOMPA® utilized for both commercial and clinical programs are identical and, as a result, the inventories have an “alternative future use” as defined in authoritative guidance. Raw materials associated with clinical development programs are included in inventory, net and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

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

j.
INTANGIBLE ASSETS, NET. Identifiable intangible assets with a finite life are comprised of licensed rights and other acquired intangible assets and are amortized on a straight-line basis over the respective estimated useful life. Sales-based and regulatory milestones capitalized to license and acquired intangibles, net will be amortized over the remaining useful life of the asset on a prospective basis.

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

k.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and certain components of accrued expenses and other liabilities. At December 31, 2025 and 2024, the fair value of these instruments approximated their carrying value as a result of their respective short-term duration.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$569,457	$569,457	$—	$—
Investment in equity securities:
Equity securities	$22,536	$22,536	$—	$—

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$109,947	$109,947	$—	$—
U.S. Treasuries	$329,457	$329,457	$—	$—
Investment in equity securities:
Equity securities	$21,564	$21,564	$—	$—

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

During 2023, the Company sold FYCOMPA® in the U.S. commercial market through a Transition Service Agreement with a U.S. subsidiary of Eisai to major wholesalers and specialty pharmaceutical distributors. The distribution services under the Transition Services Agreement ended on December 31, 2023, and beginning on January 1, 2024, the Company commenced direct sales of FYCOMPA® in the U.S. These sales are generally subject to contracts held with managed care organizations and government agencies.

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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2025, 2024 and 2023.

During the years ended December 31, 2025, 2024 and 2023, substantially all of the Company’s product revenues were from sales to customers in the U.S.

2.
Basis of Presentation and Significant Accounting Policies (continued).

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
FIRDAPSE®	$358,380	$306,035	$258,426
FYCOMPA®+	113,341	137,251	138,076
AGAMREE®*	117,086	46,041	—
Total product revenue, net	$588,807	$489,327	$396,502

+ FYCOMPA® net product revenue for the year ended December 31, 2023 is for the period between January 24, 2023 (date of acquisition) and December 31, 2023.

* AGAMREE® net product revenue for the year ended December 31, 2024 is for the period between March 13, 2024 (date of commercial launch) and December 31, 2024.

Product revenue, net generated outside of the U.S. for all products for the years ended December 31, 2025, 2024 and 2023 was approximately $2.3 million, $1.1 million, and $0.6 million, respectively.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2025 and, therefore, the transaction price was not reduced further during the years ended December 31, 2025, 2024 and 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Adjustments to prior-period revenues due to such variances are immaterial for all periods presented.

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive income through December 31, 2025, 2024 and 2023, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

q.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $13.0 million, $10.0 million and $9.1 million in advertising costs during the years ended December 31, 2025, 2024 and 2023, respectively, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
r.
STOCK-BASED COMPENSATION. The Company recognizes expense in the consolidated statements of operations and comprehensive income for the grant date fair value of all stock-based payments to employees, directors and consultants, including grants of stock options and grants of restricted stock units. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally options vest over three to five years. Restricted stock units generally vest over three to five years. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

As of December 31, 2025, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, AGAMREE® and FYCOMPA® to constitute virtually all of the Company’s product revenue for the foreseeable future.

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

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
Customer A	80.4%	72.0%	65.2%
Customer B*	—	—	34.8%
Total	80.4%	72.0%	100.0%

* During 2023, the Company sold FYCOMPA® through a Transition Service Agreement with a U.S. subsidiary of Eisai. Effective January 1, 2024, FYCOMPA® is being sold and distributed through a third-party logistics (3PL) organization under the Company's contracts.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2022. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense. See Note 14 (Income Taxes).

v.
COMPREHENSIVE INCOME. U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024 and 2023, respectively, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Years Ended December 31,
	2025	2024	2023
Basic weighted average common shares outstanding	122,290,866	118,457,673	106,279,736
Effect of dilutive securities	4,967,063	6,485,930	7,473,418
Diluted weighted average common shares outstanding	127,257,929	124,943,603	113,753,154

Outstanding common stock equivalents totaling approximately 3.7 million, 6.7 million and 4.5 million, were excluded from the calculation of diluted net income per common share for the years ended December 31, 2025, 2024 and 2023, respectively, as their effect would be anti-dilutive. Potentially dilutive options to purchase common stock as of December 31, 2025, 2024 and 2023 had exercise prices ranging from $2.11 to $19.02, $1.13 to $14.23 and $0.79 to $7.10, respectively.

x.
SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products. The Company's chief operating decision maker (CODM) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin (operating income divided by product revenue, net) and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of revenues, selling, research and development, and general and administrative expenses. Segment assets are reported on the consolidated balance sheets as total assets. Net product revenue disaggregated by product is disclosed in Note 2.o.

2.
Basis of Presentation and Significant Accounting Policies (continued).

The following table illustrates information about significant segment expenses, inclusive of stock-based compensation:

	For the Years Ended December 31,
	2025	2024	2023
Research and development	$12,709	$12,648	$93,150
Selling	130,670	118,746	91,500
General and administrative (a)	63,081	58,994	42,210
Total	$206,460	$190,388	$226,860

_____________

(a) Exclusive of amortization of intangible assets

y.
RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
z.
RECENTLY ISSUED ACCOUNTING STANDARDS. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) which requires significant disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively and is effective for the Company for annual periods beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2025, and it has included the necessary disclosures in this Annual Report on Form 10-K.

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

3.
Investments.

Available-for-sale investments by security type were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At December 31, 2025:
U.S. Treasuries - Cash equivalents	$—	$—	$—	$—
Total	$—	$—	$—	$—
At December 31, 2024:
U.S. Treasuries - Cash equivalents	$329,457	$84	$—	$329,373
Total	$329,457	$84	$—	$329,373

There were no realized gains or losses from available-for-sale securities for the years ended December 31, 2025, 2024 and 2023.

The estimated fair values of available-for-sale securities at December 31, 2025, by contractual maturity, are summarized as follows (in thousands):

2025
Due in one year or less	$—

	For the Years Ended December 31,
	2025	2024	2023
Equity securities:
Net gains (losses) recognized during the period on equity securities	$972	$5,075	$3,024
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$972	$5,075	$3,024

There were no sales of equity securities during the years ended December 31, 2025, 2024 and 2023.

4.
Accumulated Other Comprehensive Income (Loss).

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale securities (in thousands), the Company’s only component of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023.

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$14
Other comprehensive gain (loss) before reclassifications	50
Net current period other comprehensive gain	50
Balance at December 31, 2024	$64
Other comprehensive gain (loss) before reclassifications	(64)
Net current period other comprehensive gain	(64)
Balance at December 31, 2025	$—

5.
Inventory, Net.

Inventory, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$17,137	$6,518
Work-in-process	3,871	3,445
Finished goods	16,158	9,578
Total inventory, net	$37,166	$19,541

The Company identified approximately $0.5 million in unsalable product which is included in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2025 as the Company believes it will be reimbursed. The Company's inventory reserve was approximately $0.5 million during the year ended December 31, 2025, and was recorded within cost of sales in the consolidated statements of operations and relates to slow-moving FYCOMPA® inventory. There were no inventory reserves during the years ended December 31, 2024 and 2023.

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid manufacturing costs	$2,193	$206
Prepaid tax	5,916	7,959
Prepaid insurance	1,633	1,660
Prepaid subscriptions fees	873	1,233
Prepaid research fees	1,078	1,135
Prepaid commercialization expenses	3,960	4,957
Prepaid conference and travel expenses	980	1,287
Prepaid co-pay assistance program	755	1,561
Interest receivable	1,789	536
Other	2,039	505
Total prepaid expenses and other current assets	$21,216	$21,039

7.
Operating Leases.

The Company has an operating lease agreement for its corporate office that commenced in March 2021 for approximately 10,700 square feet of space. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. The Company has no obligations under finance leases.

The components of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Operating lease cost	$431	$431

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$537	$522
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$89	$89

Supplemental balance sheet information related to lease was as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$1,935	$2,230
Other current liabilities	$437	$402
Operating lease liabilities, net of current portion	2,350	2,786
Total operating lease liabilities	$2,787	$3,188

As of December 31, 2025 and December 31, 2024, the weighted average remaining lease term was 5.3 years and 6.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.5% as of December 31, 2025 and 2024.

Remaining payments of lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	553
2027	570
2028	587
2029	605
2030	623
Thereafter	212
Total lease payments	3,150
Less: imputed interest	(363)
Total	$2,787

Rent expense was approximately $0.4 million for each of the years ended December 31, 2025, 2024 and 2023.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Furniture and equipment	$1,108	$1,050
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(1,495)	(1,120)
Total property and equipment, net	$1,037	$1,354

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at December 31, 2025 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$8,059	$25,510
License and acquired intangibles for FYCOMPA®	158,143	92,931	65,212
License and acquired intangibles for AGAMREE®*	48,500	7,548	40,952
Total	$240,212	$108,538	$131,674

*$12.5 million related to a sales-based milestone payment due upon the achievement of net revenues of $100 million in a fiscal year, which was achieved in the fourth quarter of 2025. This sales-based milestone payment was capitalized in 2025 to the license and acquired intangibles for AGAMREE®.

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

The Company recorded approximately $2.3 million in amortization expense related to the licensed and acquired intangibles for RUZURGI® during each of the years ended December 31, 2025, 2024 and 2023, within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recorded approximately $31.6 million, $31.6 million and $29.7 million in amortization expense related to the licensed and acquired intangibles for FYCOMPA® during the years ended December 31, 2025, 2024 and 2023, respectively, within cost of sales in the consolidated statements of operations and comprehensive income. The Company recorded approximately $3.5 million, $3.4 million and $0.6 million in amortization expense related to the licensed and acquired intangibles for AGAMREE® during the years ended December 31, 2025, 2024 and 2023, respectively, within cost of sales in the consolidated statements of operations and comprehensive income.

9.
License and Acquired Intangibles, Net (continued).

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2026	38,815
2027	38,815
2028	9,142
2029	7,186
2030	7,186
Thereafter	30,530
Total	$131,674

At December 31, 2025 and 2024, the weighted average amortization period remaining for intangible assets was 4.7 years and 5.4 years, respectively.

There were no impairment charges recognized on definite-lived intangibles for the years ended December 31, 2025, 2024 or 2023.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2025	2024
Accrued preclinical and clinical trial expenses	$496	$267
Accrued professional fees	9,314	11,011
Accrued compensation and benefits	11,358	10,746
Accrued license fees	37,581	30,991
Accrued purchases	2,773	447
Operating lease liability	437	402
Accrued gross-to-net revenue liabilities	57,821	44,939
Accrued income tax	1,396	894
Due to licensor	13,799	3,582
Accrued interest payable	135	389
Other	840	417
Current accrued expenses and other liabilities	135,950	104,085
Lease liability – non-current	2,350	2,786
Other – non-current	209	315
Non-current accrued expenses and other liabilities	2,559	3,101
Total accrued expenses and other liabilities	$138,509	$107,186

11.
Collaborative and Licensing Arrangements.

KYE Pharmaceuticals Inc.

In August 2020, the Company entered into a collaboration and license agreement with KYE, for the commercialization of FIRDAPSE® in Canada. Under the agreement, KYE assumes all selling and marketing costs under the collaboration, while the Company is responsible for supply of FIRDAPSE® based on KYE’s purchase orders.

Under the terms of the agreement, the Company received (i) an up-front payment, (ii) payment upon transfer of Marketing Authorization, and (iii) continues to receive payment for supply of FIRDAPSE®. Further, the Company will receive milestone payments and a sharing of defined net profits from KYE, consisting of a mid-double-digit percent of net sales of FIRDAPSE®. The Company has also agreed to the sharing of certain development expenses. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the date that is ten years following the commercial launch of the product in Canada.

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

Both of these agreements are in form identified as collaborative arrangements, although the Company has concluded for accounting purposes that they also represent contracts with a customer. This is because the Company grants to KYE a license and provides supply of FIRDAPSE® and AGAMREE® in exchange for consideration, which are outputs of the Company’s ongoing activities. Accordingly, the Company has concluded that these collaborative arrangements will be accounted for pursuant to Topic 606. Revenue from sales by KYE are recognized in the quarter in which the sales occurred.

Revenues from the arrangements with KYE included approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. Further, revenues from these arrangements also included approximately $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income and consisted of royalties. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

There were revenues of $2.1 million from the arrangement with DyDo for the year ended December 31, 2025, which is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income. There were revenues of $3.1 million from the arrangement with DyDo for the year ended December 31, 2024, of which $1.0 million is included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income and $2.1 million related to a milestone payment earned upon DyDo receiving regulatory approval to commercialize FIRDAPSE® for the treatment of patients with LEMS in Japan, which is included in license and other revenue in the accompanying consolidated statements of operations and comprehensive income. There were revenues of $1.9 million from the arrangement with DyDo for the year ended December 31, 2023, of which $0.5 million was included in product revenue, net in the accompanying consolidated statements of operations and comprehensive income and $1.4 million related to a regulatory filing milestone in Japan, which was included in licensing and other revenue in the accompanying consolidated statements of operations and comprehensive income.

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

In June 2024, Lupin converted five of its Paragraph IV Certifications in its ANDA to Paragraph III certifications acknowledging the validity and the ANDA’s infringement of five of those patents, the latest ending in 2034. The Company subsequently dismissed all of its claims against Lupin related to those five patents but maintained its claims against Lupin for the remaining Paragraph IV certification for U.S. Patent No. 10,626,088 which is the patent expiring in 2037.

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

The pending FIRDAPSE® patent litigation against the remaining defendant, Hetero (for all of FIRDAPSE®’s Orange Book-listed patents), remains ongoing, and there can be no assurance as to whether the currently ongoing litigation with Hetero will allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to February 25, 2035. At this time, a trial date is set to begin on March 23, 2026, which is prior to the expiration of the 30-month stay on May 26, 2026.

Since cases of this type are complex and the results of patent litigation with Paragraph IV challengers is always uncertain, there can be no assurance as to whether the Company will prevail in this litigation. As a result, there can be no assurance as to whether a generic version of FIRDAPSE® will be marketed in the U.S. prior to Teva's and Lupin's licensed entry into the market on February 25, 2035.

On February 20, 2023, the Company received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to the Company later in February with a similar certification for the tablet formulation for FYCOMPA®. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence the Company filed lawsuits on April 5, 2023, in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified the Company of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30-month stay for each application. This lawsuit was settled in June 2024. As part of this settlement, this Paragraph IV filer agreed not to commercialize their proposed ANDA products for both the oral suspension formulation of FYCOMPA® and for FYCOMPA® tablets until at least December 15, 2025. As of the date of this report, three generic versions of the tablets and one generic version of the oral suspension have come onto the market.

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

13.
Agreements.
a.
LICENSE AGREEMENT FOR FIRDAPSE®. On October 26, 2012, the Company entered into a license agreement with BioMarin Pharmaceutical, Inc. (BioMarin) for the North American rights to FIRDAPSE®. Under the license agreement, the Company pays: (i) royalties to the licensor for seven years from the first commercial sale of FIRDAPSE® equal to 7% of net sales (as defined in the license agreement) in each country for any calendar year for sales up to $100 million, with the rate increasing to 10% of net sales for any total net sales in excess of $100 million in North America; and (ii) royalties to the third-party licensor of the rights sublicensed to the Company for seven years from the approval of the U.S. NDA for FIRDAPSE® at 7% of U.S. net sales (as defined in the license agreement between BioMarin and the third-party licensor) in any calendar year and after that 7th anniversary of the U.S. approval, royalties at 3.5% of U.S. net sales in any calendar year until the earlier of the 12th anniversary of the U.S. approval or the entry of a U.S. generic competitor. All royalty obligations to the third-party licensor for non-U.S. sales have concluded. See Note 18 (Subsequent Events).

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

Pursuant to the terms of the license agreement, the Company paid Jacobus a $10 million up-front payment on the Effective Date, $10 million on the first annual anniversary of the Effective Date (July 11, 2023), and $10 million on the second annual anniversary of the Effective Date (July 11, 2024). The Company is also obligated to pay tiered royalty payments on net sales (as defined in the license agreement) of all of the Company’s amifampridine products in the U.S. that range from 1.25% to 2.5% based on whether there is a competing product or generic version of FIRDAPSE® being marketed or sold in the U.S. See Note 12 (Commitments and Contingencies) for further details.

A minimum royalty payment exists annually for calendar years from the Effective Date through 2025 of $3 million, provided that such minimum annual royalty payment shall be prorated in the first calendar year of the agreement. As these minimum payments are both probable and estimable, they were included in the purchase price of the agreement and any royalties in excess of this amount are being charged to cost of sales as revenue from product sales is recognized. A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (which ends when there is no valid claim under the Company’s FIRDAPSE® patents in the U.S.) of $5 million unless a competing product or generic version of FIRDAPSE® is being marketed or sold in the U.S. If these minimum payments become probable in the future, the Company will recognize a contingent liability in the amount of the present value of the minimum $5 million royalty payments with an offset to the value of the intangible asset acquired. Any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis.

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

Royalties commencing on the expiration of the last patent for the product for each calendar year during the royalty term equal to 12% on net sales greater than $10 million and less than $100 million, 17% on net sales of greater than $100 million and less than $125 million and 22% on net sales greater than $125 million prior to the date of generic entry. Upon the entry of generic competition, these royalties will be reduced to 6% on net sales greater than $10 million and less than $100 million, 8.5% on net sales of greater than $100 million and less than $125 million and 11% on net sales greater than $125 million.

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

The transaction was accounted for as an asset acquisition in accordance with ASC 805-50. The Company accounted for the transaction as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in a single asset, the rights to develop, commercialize and manufacture AGAMREE®. The AGAMREE® rights consist of certain licenses and regulatory approvals and are considered a single asset as they are inextricably linked. ASC 805-10-55-5A includes a screen test, which provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business. Additionally, the Company did not acquire a substantive process. ASC 805 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-financial assets based on relative fair values.

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

In accordance with FASB ASC 730-10-25, as AGAMREE® had not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D asset acquired (which includes all transaction costs related to the transactions with Santhera) was immediately expensed to research and development. The Company may be obligated to pay Santhera sales-based milestones of up to $105 million, which includes a sales-based milestone payment of up to $12.5 million upon achievement of revenues of $100 million (which was achieved in the fourth quarter of 2025). Such additional sales-based milestone payments will be capitalized as intangible assets and amortized to cost of sales over the remaining estimated useful life of the approved product when the milestone is achieved and becomes payable by the Company. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize all royalty payments in cost of sales as revenue from product sales is recognized.

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
14.
Income Taxes.

Net income before income taxes for the years ended December 31, 2025, 2024 and 2023 consists of (in thousands):

	2025	2024	2023
United States	$283,515	$216,263	$94,511
	$283,515	$216,263	$94,511

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.

The income tax expense for the years ended December 31, 2025, 2024 and 2023 consists of (in thousands):

	2025	2024	2023
Current tax expense:
Federal	$62,479	$52,876	$34,975
State	13,475	8,951	5,931
Total current tax expense	75,954	61,827	40,906
Deferred tax expense:
Federal	(4,903)	(8,442)	(16,093)
State	(1,862)	(1,011)	(1,712)
Total deferred tax expense	(6,765)	(9,453)	(17,805)
	$69,189	$52,374	$23,101

The reconciliation of income tax expense is computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 as follows (dollar amounts in thousands):

	2025
U.S. federal statutory tax rate	$59,538	21.0%
Domestic federal:
Tax credits	$(546)	(0.2)%
Nontaxable or nondeductible items:
Executive compensation limitation	$7,507	2.6%
Other	$1,270	0.5%
Excess tax benefits on share-based compensation	$(7,373)	(2.6)%
Other	$10	0.0%
Domestic state and local income taxes, net of federal income tax effect	$8,783	3.1%
	$69,189	24.4%

During the year ended December 31, 2025, state and local income taxes in California, Florida, and New York comprise the majority of the state and local income taxes, net of the federal income tax effect in this category.

14.
Income Taxes (continued).

The reconciliation of income tax expense computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Statutory rate	21.0%	21.0%
State tax	2.8%	3.1%
Executive compensation limitation	4.1%	2.6%
Tax credit	(0.1)%	—
Excess tax benefits on share-based compensation	(4.1)%	(4.4)%
Other	0.5%	2.1%
	24.2%	24.4%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/(liabilities) as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Deferred compensation	$9,371	$7,950
Inventory	1,972	561
Intangible assets	34,038	29,167
Accrued expenses	7,993	4,863
Operating lease liability	675	762
Capitalized research	1,550	5,755
Total deferred tax assets	55,599	49,058
Deferred tax liabilities:
Prepaid expenses	(828)	(1,096)
Right-of use asset	(584)	(668)
Other	(1,420)	(1,312)
Total deferred tax liabilities	(2,832)	(3,076)
Deferred tax assets, net	$52,767	$45,982

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2025, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the above deferred taxes are realizable.

The Company has received several orphan drug designations by the FDA. The orphan drug designations allow the Company to claim increased federal tax credits for certain research and development activities.

On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses and accelerated fixed asset depreciation. The Company has reflected the effects of the legislation on its annual effective tax rate and cash tax position, and determined that the legislation does not have a material impact on its effective tax rate.

An immaterial amount of interest and penalties were accrued through December 31, 2025 and 2024. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is not currently under income tax examinations by any tax authorities.

14.
Income Taxes (continued).

Income taxes paid by jurisdiction during the year ended December 31, 2025 consisted of the following (in thousands):

2025
U.S. federal	$59,550
U.S. state and local:
Florida	4,230
Other	8,206
Foreign	—
$71,986

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At December 31, 2025 and December 31, 2024, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At December 31, 2025 and 2024, 122,513,621 and 120,879,099 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In March 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $40 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on March 22, 2021 and expired on March 22, 2025. No shares were repurchased under this program during the years ended December 31, 2025, 2024 and 2023.

In October 2025, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $200 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on October 1, 2025 and currently expires on December 31, 2026. During the year ended December 31, 2025, 1,124,948 shares were repurchased for an aggregate purchase price of approximately $25.3 million ($22.49 average price per share). No shares were repurchased under this program during the years ended December 31, 2024 and 2023.

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

16.
Stock Compensation.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense as follows (in thousands):

	2025	2024	2023
Research and development	$2,205	$1,779	$1,481
Selling, general and administrative	22,573	20,472	12,769
Total stock-based compensation	$24,778	$22,251	$14,250

The Company may issue stock options, restricted stock, stock appreciation rights and restricted stock units (collectively, the Awards) to employees, directors, and consultants of the Company under the 2018 Stock Incentive Plan (2018 Plan). Under the 2018 Plan, 26,000,000 shares are reserved for issuance and as of December 31, 2025, 5,278,300 shares remain available for future issuance.

Stock Options

The Company has granted stock options to employees, officers, directors, and consultants generally at exercise prices equal to the market price of the common stock at grant date. Option awards generally vest over a period of three to five years of continuous service and have contractual terms of 7 years. Certain awards provide for accelerated vesting if there is a change in control. The Company issues new shares as shares are required to be delivered upon exercise of outstanding stock options.

During the years ended December 31, 2025, 2024 and 2023, options to purchase 2,501,519, 3,429,184 and 1,651,345 shares, respectively, of the Company’s common stock were exercised with gross proceeds to the Company of approximately $14.7 million, $13.5 million and $2.8 million, respectively. During the years ended December 31, 2025, 2024 and 2023, no options to purchase shares of the Company’s common stock were exercised on a “cashless” basis.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded non-cash stock-based compensation expense related to stock options totaling approximately $20.1 million, $16.8 million and $11.1 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company granted seven-year options to purchase an aggregate of 2,030,033, 2,476,946 and 3,598,535 shares, respectively, of the Company’s common stock to certain of the Company’s officers, employees, directors, and consultants.

16.
Stock Compensation (continued).

Stock option activity under the Company’s 2018 Plan for the year ended December 31, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	13,076,789	$10.76
Granted	2,030,033	22.85
Exercised or released	(2,501,519)	5.86
Forfeited or cancelled	(431,762)	18.23
Expired	—	—
Outstanding at end of year	12,173,541	$13.52	4.1	$119,771
Exercisable at end of year	7,134,041	$9.74	2.9	$96,996

Other information pertaining to stock option activity during the years ended December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Weighted–average fair value of granted stock options	$10.58	$9.53	$8.66
Total fair value of vested stock options (in thousands)	$19,635	$12,860	$8,278
Total intrinsic value of exercised stock options (in thousands)	$40,049	$53,230	$22,265

As of December 31, 2025, there was approximately $39.1 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2018 Plan. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

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

Assumptions used during the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Risk free interest rate	3.6% to 4.4%	3.7% to 4.7%	3.6% to 4.9%
Expected term	4.5 to 5.0 years	4.5 to 5.0 years	4.5 to 5.2 years
Expected volatility	49.9% to 52.5%	54.1% to 61.5%	68.0% to 71.0%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	—%	—%	—%

16.
Stock Compensation (continued).

Restricted Stock Units

Under the 2018 Plan, participants may be granted restricted stock units, each of which represents a conditional right to receive shares of common stock in the future. The restricted stock units granted under this plan generally vest ratably over a three-year period. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. Restricted stock unit activity for the year ended December 31, 2025 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance at beginning of year	708,960	$15.63
Granted	395,121	22.86
Vested	(333,865)	14.87
Forfeited	(17,590)	18.21
Nonvested balance at end of year	752,626	$19.71

During the years ended December 31, 2025, 2024 and 2023, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $4.7 million, $5.5 million and $3.2 million, respectively.

17.
Benefit Plan.

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company has elected to make discretionary matching contributions of employee contributions up to 4% of an employee’s gross salary. For the years ended December 31, 2025, 2024 and 2023, the Company’s matching contributions were approximately $1.5 million, $1.2 million and $0.7 million, respectively.

18.
Subsequent Events.

On January 25, 2026, the Company completed seven years from the date of first commercial sale of FIRDAPSE® in the U.S. On that date, the royalty on net U.S. sales that the Company previously paid to its immediate licensor at a tiered rate of 7-10% of net U.S. sales of FIRDAPSE® expired. Also, on January 1, 2026, as part of the Company's acquisition and license agreement regarding RUZURGI® with Jacobus, the royalty rate the Company pays Jacobus on net U.S. sales of FIRDAPSE® and RUZURGI® increased from 1.5% to 2.5%. In addition to these two changes, there was also another change in FIRDAPSE® royalties owed by the Company on net U.S. sales that occurred in November 2025. On November 28, 2025, due to seven years passing from the date of the FDA approval of FIRDAPSE®, the royalty on net U.S. sales of FIRDAPSE® that the Company owes to its immediate licensor to satisfy their royalty obligations to their third-party licensor decreased from 7% of net U.S. sales to 3.5%. As a result, the overall royalty rate beginning on January 26, 2026, that the Company will pay to its upstream licensors for net U.S. sales of FIRDAPSE® will be 6%, which is down from a previous maximum rate of 18.5%. See Note 13 (Agreements).

Including the share repurchases made during the fourth quarter of 2025, as of February 23, 2026, the Company has repurchased 1,740,713 shares of its outstanding common stock for an aggregate purchase price of approximately $39.9 million ($22.91 average price per share).