Form 10-K/A
period 2025-12-31
CATALYST PHARMACEUTICALS, INC.
filed 2026-04-30
CIK 1369568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
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
common equity held by
non-affiliates
was $2,514,112,459.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,346,043 shares of common stock, $0.001 par value per share, were outstanding as of April 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
On February 25, 2026, Catalyst Pharmaceuticals, Inc. filed its Annual Report on Form
10-K
(the “
2025 Annual Report
”) for the year ended December 31, 2025. The 2025 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form
10-K,
which provides that such information may either be incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.
This Amendment No. 1 to Form
10-K
(“Amendment”) is being filed solely to:

•	Amend Part III, Items 10, 11, 12, 13, and 14 of the 2025 Annual Report to include the information required by such items;

•	Delete the reference on the cover of the 2025 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the Annual Report; and

•
File new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule
12b-15
under the Securities Exchange Act of 1934.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2025 Annual Report. Further, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2025 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2025 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with our 2025 Annual Report and other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information Regarding Directors
The following paragraphs provide information as of the date of this Amendment about each director, as furnished to us by the directors. The information presented includes information each such individual has given us about his or her age, all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each such individual’s specific experience, qualifications, attributes and skills that led our board of directors to the conclusion that he or she should serve as a director, we also believe that each of our directors and director nominees has a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board of directors. Finally, we value their significant experience on other public company boards of directors and board committees.
Information about the number of shares of common stock beneficially owned by each of our directors appears below under the heading Item 12. “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships between or among any of our executive officers, directors, or nominees for director.

Name	Age	Position	Independent	Committee Membership
Patrick J. McEnany	78	Non-Executive Chairman of the Board and co-founder

Richard J. Daly	65	Director, President, and CEO

Daniel Curran	59	Director	X	Audit; Corporate Governance and Nominating

Donald A. Denkhaus	80	Director	X	Audit (Chair); Corporate Governance and Nominating

Molly Harper	49	Lead Independent Director	X	Compensation; Corporate Governance and Nominating

Tamar Thompson	52	Director	X	Corporate Governance and Nominating (Chair), Audit, Compensation

David S. Tierney, M.D.	63	Director	X	Compensation (Chair), Corporate Governance and Nominating

Patrick J. McEnany
 is
a co-founder of
our company and currently serves as the
Non-Executive
Chairman of our Board. Mr. McEnany has served as a director since our formation in January 2002 and as Chairman of our Board since March 2006. Mr. McEnany served as our President and Chief Executive Officer (CEO) from our formation until December 31, 2023 when he retired. Prior to founding our company, (i) from 1999 until 2002, Mr. McEnany was a consultant to the pharmaceutical industry, and (ii) from 1991 to 1997, Mr. McEnany was Chairman and CEO of Royce Laboratories, Inc., a generic pharmaceutical manufacturer, and after the merger of Royce Laboratories into Watson Pharmaceuticals, Inc. in 1997, Mr. McEnany served as president of Watson’s wholly-owned Royce Laboratories subsidiary and as vice president of corporate development for Watson Pharmaceuticals, Inc. Finally, Mr. McEnany serves on the board of directors of the Baptist Health Foundation and is a Council Director for Doctor’s Hospital and Baptist Health Orthopedic Care in Coral Gables, Florida. The Board believes that the characteristics that qualify Mr. McEnany as a director to serve on our Board include his long-term experience in the pharmaceutical industry, his intimate knowledge of the Company’s operations, and his extensive business leadership experience.
Richard J. Daly
has been a director since 2015 and became our President and CEO on January 1, 2024. Prior to joining Catalyst, from January 2022 until August 2023, Mr. Daly served as President of CARsgen Therapeutics Corporation, an emerging oncology company focused on developing CAR-T therapies
for both liquid and solid tumors. Further, from August 2018 through January 2022, Mr. Daly served as Chief Operating Officer of BeyondSpring
Pharmaceuticals, a pre-commercial biotech company
focused on oncology with assets in late Phase 3 clinical trials. Finally, before joining BeyondSpring, (i) from February 2016 until July 2018 Mr. Daly served as Chairman and CEO of Neuralstem, Inc., a biopharmaceutical company focused on the development of central nervous system therapies based on its neuronal stem cell technology, (ii) from October 2014 until September 2016, Mr. Daly served as a partner of RavineRock Partners, a commercial consulting practice focused on biotech and pharmaceuticals, and (iii) from February 2013 until September 2014, Mr. Daly served as President of AstraZeneca US Diabetes. Additionally, Mr. Daly served on the board of directors of Opiant Pharmaceuticals, and as a member of Opiant’s Compensation and Audit Committees, from 2018 until the sale of that company in 2023. Mr. Daly received his Bachelor of Science in Microbiology from the University of Notre Dame in 1983 and his MBA from the Kellogg School of Management, Northwestern University in 1998. The Board believes that the characteristics that qualify Mr. Daly as a director of our company include his significant pharmaceutical industry experience and his experience in launching and managing sales of numerous pharmaceutical products, including several products that are used to treat orphan/rare diseases.
Daniel J. Curran, M.D.
joined our Board in August 2025. Dr. Curran has more than 25 years of pharmaceutical experience in strategy, business development, project leadership and development roles. Since March 2024, Dr. Curran has served as a managing partner at Mountainfield Venture Partners, LLC, a company-creation firm. Further, since January 2025, he has served as the Chief Executive Officer of Timberline Therapeutics, a clinical-stage biopharmaceutical company focused on the development and commercialization of transformational therapies for autoimmune diseases. Previously, between 2008 and 2023, Dr. Curran held roles of increasing responsibility at Takeda Pharmaceutical Company Ltd., and most recently served as a senior vice president and the head of the rare genetics and hematology therapeutic area unit from January 2019 until December 2023. Prior to joining Takeda, he served as vice president, corporate development at Millennium Pharmaceuticals, Inc, from 1999 to 2008. Prior to joining Millennium, Dr. Curran held a business development role in the product planning and acquisition group at DuPont Merck Pharmaceuticals. Dr. Curran previously served on the board of directors of Tome Biosciences, a private biotechnology company, and he currently serves on the Board of Directors of Xilio Therapeutics, Inc. (NASDAQ: XLO), a clinical stage biotechnology company discovering and developing tumor-activated, or masked, immuno-oncology
(I-O)
therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current
I-O
treatments and on the Board of Directors and Compensation Committee of ALX Oncology Holdings Inc., a clinical-stage biopharmaceutical company advancing therapies that boost the immune system to treat cancer. Dr. Curran received an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from The Wharton School of the University of Pennsylvania, and a B.S. in chemistry from King’s College. The Board believes that the characteristics that qualify Dr. Curran as a director to serve on our Board is his significant experience in the development and acquisition of pharmaceutical products.
Donald A. Denkhaus
 joined our Board in February 2015 and currently chairs the Audit Committee of our Board. From 2005 until 2024, Mr. Denkhaus was Chairman and Chief Financial Officer of The Kitchen, LLC, a company providing language dubbing and subtitling services to the media and entertainment industry. From 1970 through 2002, Mr. Denkhaus, who is a retired certified public accountant, worked for Arthur Andersen LLP, a global professional services organization, where he was an audit partner for twenty-two years
and held numerous leadership positions, including as head of Andersen’s South Florida audit practice and, from 1998 through 2002, as Audit Practice Partner responsible for Andersen’s offices in Florida and Puerto Rico. From 2010 to 2013, Mr. Denkhaus was Chair of Nuovo Biologics, a privately held biotech company that was developing an antiviral drug for animal use, and, from 2004 until its sale in 2009, Mr. Denkhaus served on the board of directors and as chair of the audit committee of Noven Pharmaceuticals, a publicly-traded specialty pharmaceutical company focused on women’s health and psychiatry. Mr. Denkhaus received a Master’s in Business Administration degree with a major in finance from the University of Maryland and a Bachelor of Business Administration with a major in accounting from Kent State University. The Board believes that the characteristics that qualify Mr. Denkhaus to be a member of our Board include his extensive financial experience and his prior experience serving as a director of two pharmaceutical companies, one of which was publicly traded.
Molly Harper
joined our Board in June 2021 and has been our Lead Independent Director since May 2025. Ms. Harper has more than two decades of leading biopharma businesses in growth across settings ranging from large biopharmaceutical companies to entrepreneurial start-ups,
with a particular focus on therapeutics for rare diseases. Ms. Harper is currently Managing Partner for Peacock Hall LLC, an advisory firm that provides leadership and corporate development services to life science companies. Previously, from September 2021 until March 2024, Ms. Harper served as Chief Strategy & Business Officer at Synlogic, Inc., responsible for business development, investor relations and corporate communications, new product planning, commercial strategy and patient advocacy. Ms. Harper joined Synlogic from Relmada Therapeutics, Inc., where she was Executive Vice President of Operations from May 2020 to September 2021. Prior to Relmada she served in positions of increasing responsibility with Akcea Therapeutics, most recently as Senior Vice President and Global Franchise General Manager, with responsibility for a six-drug
portfolio, including the global commercialization of two rare disease drugs. Ms. Harper previously served as Head of U.S. Endocrinology in the Rare Disease division of Sanofi Genzyme, in commercial leadership roles with Merck & Co, and began her career in equity research at UBS Warburg and strategy consulting at The Wilkerson Group/IBM. Ms. Harper received her Bachelor of Arts from Cornell University and her Master of Business Administration from The Wharton School of the University of Pennsylvania. Ms. Harper is a Member of the Board of Directors of PreciseDx, a private AI oncology pathology company. The Board believes that the characteristics that qualify Ms. Harper to be a director of our company include her significant pharmaceutical industry experience and her experience overseeing the development, launch, and commercialization of several pharmaceutical products, in addition to business development and investor relations experience, at multiple companies focused on therapeutics for rare diseases.
Tamar Thompson
 joined our Board in May 2023 and is currently Chair of our Corporate Governance and Nominating Committee. Ms. Thompson has served as Vice President/Head of Global Patient Experience & Insights for Alexion Pharmaceuticals/AstraZeneca Rare Disease since 2025 and previously served as Head of Corporate Affairs for Alexion Pharmaceuticals/AstraZeneca Rare Disease since 2021, when Alexion was acquired by AstraZeneca. Prior thereto, from 2019 to 2021, Ms. Thompson was Vice President, Global Corporate Affairs for Alexion Pharmaceuticals. Further, prior to joining Alexion, from February 2015 to November 2019 when she joined Alexion, Ms. Thompson served in several capacities for Bristol-Myers Squibb Company, most recently as executive director of State Government Affairs and Federal Policy. Prior to joining Bristol-Myers Squibb, Ms. Thompson was a strategic policy advisor and consultant for premiere Washington, DC based governmental affairs firms, including ADVI, Kimbell and Associates, and Avalere Health. Finally, since 2020, Ms. Thompson served as an independent director of Avidity Biosciences, Inc., where she served on the Nominating and Governance Committee and on the Compensation Committee of that board until that company was acquired by Novartis Pharmaceuticals in February 2026. She also serves as the Chair of the board of directors of MassBio, a premier state level trade association representing the biotech sector in Massachusetts. Ms. Thompson holds an M.S. in Health Sciences with a concentration in Public Health from Trident University in Cypress, California. The Board believes that the characteristics that qualify Ms. Thompson to serve as a member of our Board include her extensive health policy and government affairs experience, as well as her focus on rare diseases in her current position at Alexion Pharmaceuticals/AstraZeneca Rare Diseases.
David S. Tierney, M.D.
has served as a member of our Board since October 2002 and currently chairs our Compensation Committee. Dr. Tierney currently serves as Chief Executive Officer and Director of Aramis Biosciences, a privately held clinical stage ophthalmology pharmaceutical company. From February 2020 until December 2020, Dr. Tierney served as CEO of Pharma Two B, a CNS specialty pharmaceutical company. From September 2018 until January 2020, Dr. Tierney served as President & CEO of BioPharmX Corporation, a dermatology specialty pharmaceutical company. He also served on the Board of Directors of BioPharmX from September 2018 until May 2020. From January 2014 until March 2018, he served as President & CEO of Icon Bioscience, Inc., a privately held ophthalmic drug delivery company. Dr. Tierney served as President and Chief Operating Officer (and a member of the board of directors) of Oceana Therapeutics, Inc., a private specialty pharmaceutical company between the organization of that company in 2008 and the sale of that company to Salix Pharmaceuticals, Ltd. In December 2011. Dr. Tierney also served as the President and CEO (and as a member of the board of directors) of Valera Pharmaceuticals, Inc. a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with Indevus Pharmaceuticals, Inc. Further, from January 2000 until August 2000, Dr. Tierney served as President of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company, where he was responsible for all of Biovail’s research and development, regulatory and clinical activities. Finally, from March 1997 until January 2000, Dr. Tierney was Senior Vice President of Drug Development at Roberts Pharmaceutical Corporation, where he was responsible for all research and development activities, and for drug development, medical affairs, worldwide regulatory affairs and chemical process development, as well as being part of the executive management team, and from December 1989 until March 1997, Dr. Tierney was employed by Élan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney is currently a director of Bimeda, Inc. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. The Board believes the characteristics that qualify Dr. Tierney to serve on our Board include his business leadership experience and his pharmaceutical industry experience.
Information Regarding Executive Officers
The following list reflects our executive officers as of the date of this Amendment, the capacity in which they serve us, and when they assumed office:

Name	Position(s)	Age	Executive Officer Since
Richard J. Daly	Director, President, and Chief Executive Officer	65	January 2024

Steven R. Miller, Ph.D.	Executive Vice President, Chief Operating Officer, and Chief Scientific Officer	64	April 2007

Michael W. Kalb, CPA	Executive Vice President, Treasurer, and Chief Financial Officer	55	January 2024

William T. Andrews, M.D.	Chief Medical Officer	61	June 2025

Brian Elsbernd, J.D.	Chief Legal and Compliance Officer	62	February 2016

Jeffrey Del Carmen	Executive Vice President and Chief Commercial Officer	55	June 2020

Preethi Sundaram, Ph.D.	Chief Strategy Officer	50	July 2021

Gregg Russo	Chief Human Resources Officer	63	February 2025

Richard J. Daly.
The business experience of Richard J. Daly is included above in “Board of Directors.”
Steven R. Miller, Ph.D.
, has served as our Executive Vice President since January 1, 2024, as our Chief Operating Officer since January 2011, and as our Chief Scientific Officer since October 2009. Previously, commencing in April 2007, Dr. Miller was our Vice President of Pharmaceutical Development and Project Management. Dr. Miller has worked in the healthcare industry for over 30 years. Prior to joining us, Dr. Miller spent 15 years with various divisions of Watson Laboratories, a subsidiary of Watson Pharmaceuticals, Inc., most recently as Executive Director of R&D Operations. In this capacity, Dr. Miller managed a team of 75 in the testing of all R&D products for clinical trials, including method valuation, stability testing, operation of the R&D pilot plant, and assembly of the CMC section of drug applications, in addition to other responsibilities. Prior to holding this position, Dr. Miller was Director of Technology Transfer for Watson Laboratories, and Vice President of Research and Product Development for Royce Laboratories, which was subsequently acquired by Watson Laboratories. Prior to joining Royce Laboratories, Dr. Miller was Group Leader and Senior Scientist at Dade Behring. Prior to that, he served as an Analytical Chemist at the U.S. Food & Drug Administration. Dr. Miller received his Bachelor of Science Degree in Chemistry from the University of Maryland and his Ph.D. from the University of Miami.
Michael W. Kalb, CPA
joined us as our Executive Vice President, Treasurer, and Chief Financial Officer on January 1, 2024. Mr. Kalb has more than 30 years of experience in the pharmaceutical and financial service industries. Prior to joining us, (i) from May 2023 until December 2023, Mr. Kalb served as Chief Financial Officer of Impel Pharmaceuticals, a commercial-stage biopharmaceutical company developing therapies for people suffering from diseases with high unmet medical needs, (ii) from November 2022 until March 2023, Mr. Kalb served as Executive Vice President and Chief Financial Officer of CinCor Pharma, Inc., a clinical stage biopharmaceutical company focused on developing treatments for cardiovascular diseases, which was acquired by AstraZeneca in February 2023, (iii) from June 2016 until June 2022, Mr. Kalb served as Senior Vice President and Chief Financial Officer of Amarin Corporation plc, a multinational biopharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health, and (iv) from June 2009 until June 2016, Mr. Kalb served in several financial senior management positions at Taro Pharmaceutical Industries, Ltd., including as Group Vice President and Chief Financial Officer. Prior to that, Mr. Kalb served as a Director in the Accounting and Financial Consulting Group of Huron Consulting Group Inc. His experience also includes over ten years of public accounting experience, principally at Ernst and Young. In December 2023, Impel Pharmaceuticals filed for Chapter 11 bankruptcy. Mr. Kalb holds a B.S. in Accounting from the State University of New York at Albany, School of Business. Mr. Kalb is a certified public accountant.
William T. Andrews, MD, FACP
joined us as our Chief Medical Officer in June 2025. Dr. Andrews brings 24 years of global biopharmaceutical experience across clinical development, medical affairs, corporate strategy and transactions, medical and commercial strategy and business development to Catalyst. Dr. Andrews has worked with both drugs and biologics across multiple therapeutic areas and through all phases of development. His primary area of expertise is in rare diseases, having spent 18 years in this space. From 2023 until June 2025, Dr. Andrews was the President, CEO and co-founder
of Lighthouse Bio, a biopharmaceutical
start-up
focused on rare disease asset acquisition with the goal of new company formation. Prior to Lighthouse Bio, he was the principal and founder of Aletheia Lifesciences, a biopharmaceutical consultancy that delivered corporate strategic as well as clinical and medical consulting. Before founding Aletheia, Dr. Andrews served as a Chief Medical Officer for Flexion Therapeutics, Akcea Therapeutics and Acer Therapeutics, as well as serving in roles of increasing responsibility at various other biopharmaceutical organizations. Dr. Andrews began his career in clinical practice with Harvard Vanguard Medical Associates and Brigham and Women’s Hospital. He also served as Clinical Faculty of Internal Medicine, Harvard Medical School, and Attending Physician in Internal Medicine, Brigham and Women’s Hospital. He received his Bachelor of Arts degree in biology from Harvard University and his Medical Degree from Yale University School of Medicine.
Brian Elsbend, J.D.
 joined us in February 2016 as our Senior Vice President of Legal and Compliance and became our Chief Compliance Officer and Chief Legal Officer on January 1, 2019. Prior to joining Catalyst, Mr. Elsbernd was, from 2004 until February 2016, employed in various capacities with Mallinckrodt Pharmaceuticals and its predecessors, including as Senior Director of U.S. Healthcare Compliance. At Mallinckrodt, he was involved in the building of their formal compliance program including providing leadership and vision on ethics and business conduct while also managing multiple other legal and business functions. Before joining Mallinckrodt, Mr. Elsbernd was an associate at Proskauer Rose LLP, within its Health Care practice group, representing health care providers nationwide in matters pertaining to regulatory and administrative law, transactional matters, litigation, and reimbursement issues. Mr. Elsbernd holds a Bachelor of Arts degree in history from the University of Illinois-Urbana and a law degree from the Saint Louis University School of Law.
Jeffrey Del Carmen
 has been our Executive Vice President since January 1, 2024 and our Chief Commercial Officer since June 23, 2020. Previously, since July 2018, Mr. Del Carmen served as our Senior Vice President of Sales and Marketing. Mr. Del Carmen has over 25 years of experience in pharmaceutical sales and project management. Prior to joining Catalyst, from

January 2018 until July 2018, Mr. Del Carmen served as Vice President of Business Development of Paragon Biosciences evaluating commercial assets to expand Paragon’s portfolio. From September 2016 until June 2017 (when it was acquired by PTC Therapeutics), Mr. Del Carmen was Senior Director, Rare Disease Marketing for Marathon Pharmaceuticals, leading Marathon’s marketing efforts for the commercialization of Emflaza. From January 2016 until August 2016, Mr. Del Carmen served as Vice President of Sales at Insys Therapeutics. From August 2011 until January 2016, Mr. Del Carmen was employed by Lundbeck Inc., where for the last two years of his tenure at Lundbeck he was the Movement Disorder National Sales Director. Prior to joining Lundbeck, Mr. Del Carmen spent 16 years at Abbott Laboratories in various sales and marketing leadership roles, with increasing responsibility. Mr. Del Carmen holds a Bachelor of Arts degree in Economics from the University of Dayton and an Executive MBA degree from the University of Wisconsin.
Preethi Sundaram, Ph.D.,
has been our Chief Strategy Officer since January 1, 2022. Previously, since July 2021, Dr. Sundaram served as our Chief Product Development Officer. Dr. Sundaram has more than 20 years experience managing and mentoring teams delivering lifesaving medicines to patients. Prior to her employment with Catalyst, since 2005 Dr. Sundaram was employed in various positions with Sanofi, including as Global Clinical Research Director, International Development from 2005-2010, Global Project Head, Multiple Therapeutic Area Programs from 2010 until 2017, Global Head and VP, Medical Operations, Primary Care Business Unit from 2017 until 2020, and since October 2020, as Sanofi’s Global Head and VP, Medical Operations, General Medicines Business Unit. In that last position, Dr. Sundaram was accountable for leadership of critical global medical operational functions, including the oversight of portfolio financials and delivery of strategic milestones, as well as being responsible for the leadership of multiple portfolio management functions across all therapeutic areas in Sanofi’s General Medicines Business Unit. Prior to joining Sanofi in 2005, Dr. Sundaram served as a Project Lead, Immunoscience Development Center for Abbott Laboratories; between 2003 until 2005, Dr. Sundaram served as a medical writer and project lead at Covance; between 2001 until 2003, Dr. Sundaram served as a Clinical Director with Neurovision & Medical Services; between 1997 until 2001, Dr. Sundaram was a Graduate Teaching Assistant and Clinical Supervisor at West Norwich Hospital in Cambridge, UK; and between 1995 to 1997, Dr. Sundaram was on the clinical faculty at the Sankara Nethralaya Eye Hospital in Chennai, India. Additionally, since December 2024, Dr. Sundaram serves on the board of directors of Cilcare, a privately owned biotechnology company specializing in auditory sciences. Dr. Sundaram holds a Bachelor of Arts in Psychology from the University of Madras (India), a Bachelor of Science in Optometry from the Elite School of Optometry & Bits (India), a Doctor of Philosophy in Optometry from Anglia Ruskin University (United Kingdom), and an Executive Business Masters from the London Business School.
Gregg Russo
joined us as our Vice President of Human Resources on April 8, 2024 and became our Chief Human Resources Officer on February 13, 2025. From 2021 until joining Catalyst, Mr. Russo served as Managing Director of Kavod Consulting, a human resource consultancy focused on emerging pharmaceutical and biotech organizations. From 2019 to 2021, Mr. Russo served as Chief Human Resources Officer of BeyondSpring Pharmaceuticals, a
pre-commercial
oncology organization, and from 2015 to 2019, Mr. Russo served as Head of Human Resources for Chugai Pharma, a translational/early-stage clinical research division of F.
Hoffman-La
Roche AG (commonly known as Roche). From 2014-2015, Mr. Russo served as a Business Development Partner with ExxPharma Therapeutics, LLC and from 2013 to 2014, he served as the Human Resources Lead for NeuroStem. Prior to NeuroStem, he served in varying lead human resources roles since 1996. Mr. Russo holds a Bachelor of Arts degree in Communication and a Master of Arts degree in Organizational Communication from the State University of New York at Buffalo.
Family Relationships
There are no family relationships between or among any of our directors and/or executive officers.
Code of Ethics
We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors, employees and agents. The code of ethics is available on our website at:
https://ir.catalystpharma.com/governance/documents-and-charters/default.aspx.
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
under the Exchange Act.
A copy of the Audit Committee’s charter can be found on our website at:
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
A copy of the Compensation Committee’s charter can be found on our website at:
http://ir.catalystpharma.com/governance.cfm
.
Corporate Governance and Nominating Committee
The role of the Corporate Governance and Nominating Committee (“CG&N Committee”) is to appoint nominees for election to our Board, to identify and recommend candidates to fill vacancies between annual stockholder meetings, to review, evaluate and recommend changes to our corporate governance policies, and to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to our company and our stockholders.
A copy of the CG&N Committee’s charter can be found on our website at:
http://ir.catalystpharma.com/governance.cfm
.
Corporate Governance Guidelines
The Board has adopted a set of Corporate Governance Guidelines that provide a framework for the Company’s governance. The Board believes that these Guidelines reflect the Board’s commitment to govern the Company with high standards of integrity and increased stockholder value. A copy of the Guidelines can be found on our website at:
http://ir.catalystpharma.com/governance.cfm
.
Insider Trading Policy
Our Insider Trading Policy applies to transactions in our securities, including common stock, derivative securities, and any other securities that we may issue, unless the transaction is specifically exempted. The Insider Trading Policy applies to our directors, officers, employees, agents and consultants. If a covered person has material nonpublic information relating to us or our securities, it is our policy that neither that person nor any related person may buy, sell, gift or recommend our securities. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NASDAQ listing standards. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our 2025 Annual Report.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in their ownership of common stock. Executive officers, directors, and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations made to us that no other reports were required, during the year ended December 31, 2025 all Section 16(a) filings required to be filed by our officers, directors, and greater than 10% stockholders were timely filed.
Item 11. Executive Compensation
The role of the compensation committee in setting executive officer compensation
The Compensation Committee establishes and regularly reviews our compensation philosophy and programs, exercises authority with respect to the determination and payment of base and incentive compensation to our executive officers and administers our 2018 Stock Incentive Plan (the “2018 Plan”). Our Compensation Committee consists of three members of our Board, each of whom is independent as that term is defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations that have been promulgated thereunder and under the Exchange Act, and in the applicable NASDAQ listing standards.
Compensation Discussion and Analysis
Executive officers
During 2025, our Board designated that our “executive officers” (as that term is defined in the rules and regulations under the Exchange Act) were our Chief Executive Officer (Richard J. Daly), our Chief Operating Officer and Chief Scientific Officer (Dr. Steven R. Miller), our Chief Financial Officer (Michael W. Kalb), our Chief Medical and Regulatory Officer (Dr. Gary Ingenito until his retirement in June 2025 and our Chief Medical Officer, Dr. William T. Andrews, who joined us in June 2025), our Chief Commercial Officer (Jeffrey Del Carmen), our Chief Compliance Officer and Chief Legal Officer (Brian Elsbernd), our Chief Strategy Officer (Dr. Preethi Sundaram), and our Chief Human Resources Officer (Gregg Russo). Except for Dr. Andrews, each of our current executive officers were employed by us for all of fiscal 2025.
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
Our Compensation Committee believes that our executive officers are instrumental to our success. To that end, our compensation program is designed around the following:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provides a competitive level of compensation that reflects position responsibilities, strategic importance of the position, and individual experience.

Short-Term Incentive (Annual Bonus)	Cash Bonus (Percent Fixed)	Provides a cash-based award that recognizes the achievement of annual goals and objectives supporting an annual business plan.

Long-Term Incentive	Equity (Variable)	Provides incentives for management to execute goals supporting long-term stockholder value creation and our ability to recruit, retain and motivate key executives.

We also offer health and other insurance benefits to each of our employees, including our executive officers, and the benefits available to our executive officers are equal to the benefits available to all employees. No other perquisite benefits are available to our executive officers.
Process of setting 2025 executive officer compensation
In the summer of 2024, the Compensation Committee engaged Mercer LLC (a business of Marsh McLennan), an independent compensation consultant, to provide advice and recommendations relating to our executive officer and director compensation arrangements for the 2025 fiscal year. Initially, Mercer assisted the Compensation Committee in determining an appropriate peer group to evaluate the Company’s executive officer and director compensation for alignment with governance and market best practices, and to provide recommendations as to an appropriate compensation philosophy to guide the Compensation Committee in determining executive officer base, bonus and equity compensation for 2025.
An updated peer group was selected by the Compensation Committee, with the advice of Mercer, in July 2024. The criteria used in determining the peer group were commercial stage companies with median annual revenues approximating 0.5 to 2.5 times our annual revenues. The peer group selected was as follows:

Acadia Pharmaceuticals Inc.	Amicus Therapeutics, Inc.
Amphastar Pharmaceuticals, Inc.	Ani Pharmaceuticals, Inc.
Apellis Pharmaceuticals, Inc.	BioCryst Pharmaceuticals, Inc.
Collegium Pharmaceutical, Inc.	Corcept Therapeutics Incorporated
Halozyme Therapeutics, Inc.	Harmony Biosciences Holdings, Inc.
Intra-Cellular Therapies , Inc.	Ironwood Pharmaceuticals, Inc.
Pacira BioSciences, Inc.	PTC Therapeutics, Inc.
Supernus Pharmaceuticals, Inc.	Ultragenyx Pharmaceutical, Inc.
On November 13, 2024, Mercer presented their report to the Compensation Committee of the compensation payable to the executive officers in our peer group. Based on that information, on November 20, 2024, the Board, upon the recommendation of the Compensation Committee, set base compensation and a bonus target for 2025 for each executive officer, and granted stock options and restricted stock units to each executive officer for their 2025 performance.
Further, on February 13, 2025, the Compensation Committee established the corporate goals and objectives for the payment of 2025 cash bonuses to executive officers, as follows:

Objective	Weight
Achievement of total revenues in 2025 of at least $573.5 million, including FIRDAPSE ® net revenues for 2025 of at least $362.9 million and AGAMREE ® net product revenues for 2025 of at least $122.1 million	40%
Acquisition of a significant company or de-risked late-stage orphan asset before the end of 2025 including (i) identifying at least six strategic targets and completing confirmatory diligence on at least three targets, (ii) conducting a valuation analysis and submitting non-binding offers for at least two target assets, and (iii) finalizing the acquisition of at least one strategic asset by end of 2025	25%
Successfully implement the CA LEMS plan, including (i) initiating at least one screening program at a major account with at least 500 SCLC patients by the end of 2025, (ii) update care pathways to reflect NCCN guidelines in at least one major account with at least 500 SCLC patients by the end of 2025, and (iii) increase VGCC testing for CA LEMS by 100% in the second half of 2025 vs the second half of 2024 to at least 700	20%
Enrollment of at least 100 patients in the SUMMIT study by the end of 2025	15%

100%
Thereafter, on November 13, 2025, the Compensation Committee met to consider cash bonus compensation for the Company’s executive officers for 2025 services based on the previously established corporate goals and objectives. The Compensation Committee reviewed each of the factors that had been established in early 2025 and determined that while not all goals were achieved in full, several were exceeded, and important steps were taken by management to mitigate issues that adversely affected the results in 2025 compared to the established goals.

After considering all of these factors, the Compensation Committee determined that the management bonuses for 2025 performance should be set at 100% of each executive officer’s bonus target previously established by the Compensation Committee.
Finally, on November 20, 2025, the Board, upon recommendation of the Compensation Committee, granted stock options and RSUs to each of our executive officers for their 2026 services.
The base and bonus compensation for our Principal Executive Officer, Principal Financial Officer, and our three most highly compensated employees (our “Named Executive Officers”) for services during the fiscal years ended December 31, 2025, 2024 and 2023, as applicable, as well as the value of the stock option and RSU grants made to each such executive officer in 2025, 2024, and 2023, as applicable, are described in the following summary compensation table:

Awards ($)
Name and Principal Position	Year	Salary ($)	Cash Bonus ($)	RSU Stock Grants (1)	Stock Options (2)	Non-Equity Incentive Compens-ation	All Other Compensat-ion ($) (3)	Totals ($)
Richard J. Daly, President and CEO	2025 2024	845,000 750,000	676,000 590,625	2,624,994 1,267,601	3,937,691 5,070,830	— —	93,811 95,104	8,177,496 7,774,160
Michael W. Kalb, EVP and CFO	2025 2024	546,000 525,000	327,600 350,625	903,992 1,036,803	1,356,070 4,147,345	— —	146,715 121,163	3,280,377 6,180,936
Steven R. Miller, COO and CSO	2025 2024 2023	582,000 560,000 525,000	349,200 352,800 346,500	1,088,998 523,797 503,995	1,633,581 2,095,377 2,016,003	— — —	38,000 13,800 13,200	3,691,779 3,545,774 3,404,698
Jeffrey Del Carmen, CCO	2025 2024 2023	546,000 525,000 475,000	327,600 275,625 256,500	734,492 355,006 341,256	1,101,807 1,420,124 1,364,991	— — —	74,648 62,372 68,319	2,784,547 2,638,127 2,506,066
William T. Andrews, CMO (4)	2025	316,548	208,050	1,057,998	2,537,053	—	10,900	4,130,549

(1)
The amounts reported are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock unit grants to the executive officers in the listed fiscal year.

(2)
The amounts reported represent the grant date fair value of stock option awards granted in accordance with FASB ASC Topic 718 for the listed year. For additional information on the valuation assumptions used in the calculation of these amounts, see Note 16 to “Notes to Consolidated Financial Statements” contained in our 2025 Form
10-K.

(3)	Includes, for Mr. Daly, Mr. Kalb, Mr. Del Carmen, and Dr. Miller, a housing and/or a travel allowance. All other compensation consists of 401(k) employer match.
(4)	Dr. Andrews began his employment with us on June 2, 2025.
Employment Agreements and Potential Payments upon Termination or Change in Control
We have a severance and change in control plan in place that provides for severance if those of our executive officers designated to participate in the benefits under the plan are terminated for other than “cause” or if they terminate their employment with us for “good reason”, and for severance compensation in the event of a “change in control” (as all of those terms are defined in the plan).

Under our severance and change in control plan,

•
on a termination without “cause” or a termination for “good reason” of a designated executive, the executive will receive one year’s base salary, any accrued bonus prior to termination, 12 month accelerated vesting of stock options and other equity awards, and benefits continuation for one year; provided that the terminated executive agrees to not compete with the company during the period in which severance is paid;

•	upon a “change in control,” all outstanding stock options and other equity awards held by each designated executive that have not yet vested shall automatically vest; and

•
upon termination of a designated executive within one year of a “change in control,” the terminated executive will receive one year’s base salary, payment in full of any target bonus previously granted for the severance period, and benefits continuation for the severance period, again subject to the terminated executive agreeing not to compete with us during the period in which severance is paid.

As of the date of this Amendment, the Compensation Committee has designated that Mr. Daly, Mr. Kalb, Mr. Del Carmen, Mr. Elsbernd, Dr. Andrews, Dr. Miller, Dr. Sundaram, and Mr. Russo will receive benefits under the severance and change in control plan. Pursuant to the terms of the plan, once an executive has been designated to participate in the severance benefits afforded by the plan, the Compensation Committee cannot modify the plan as to that designated executive to eliminate any benefits or to modify the definitions used in the policy to the detriment of the designated executive, unless otherwise agreed to by the designated executive.
The following chart sets forth the amounts payable to our Named Executive Officers assuming the enumerated events had occurred on December 31, 2025:

Name	Payment Due Upon Termination either by company without Cause or Officer for Good Reason (1)	Payment Due Upon Death or Permanent Disability	Payment Due Upon a Termination by company with Cause or Resignation or Retirement	Payment Due upon a Change in Control (1)
Richard J. Daly	$845,000	—	—	$845,000
Michael W. Kalb	$546,000	—	—	$546,000
Steven R. Miller	$582,000	—	—	$582,000
Jeffrey Del Carmen	$546,000	—	—	$546,000
William T. Andrews	$545,000	—	—	$545,000

(1)	Excludes the value of any bonus due for services prior to termination, the value of health benefits for the term of the severance and the value of any accelerated vesting of stock options.
Grants of Plan-Based Awards for 2025
The following table provides information relating to stock options granted to our Named Executive Officers during the fiscal year ended December 31, 2025:

Name	Grant Date	Number of Securities Underlying Options (1)	Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards
Richard J. Daly	11/20/2025	381,948	$22.77	$3,937,691
Michael W. Kalb	11/20/2025	131,536	$22.77	$1,356,070
Steven R. Miller	11/20/2025	158,454	$22.77	$1,633,581
Jeffrey Del Carmen	11/20/2025	106,873	$22.77	$1,101,807
William T. Andrews (2)	06/02/2025	124,447	$24.90	$1,520,001
William T. Andrews	11/20/2025	98,652	$22.77	$1,017,052

(1)
Unless otherwise noted, all options vest
one-third
on the first anniversary of the grant date,
one-third
on the second anniversary of the grant date, and
one-third
on the third anniversary of the grant date and expire on the seventh anniversary of the grant date.

(2)
Initial grant of stock options upon joining us as Chief Medical Officer. Options will vest one-fifth
on the first anniversary of the grant date,
one-fifth
on the second anniversary of the grant date,
one-fifth
on the third anniversary of the grant date, one-fifth on the fourth anniversary of the grant date, and one-fifth
on the fifth anniversary of the grant date. Options will expire on the seventh anniversary of the grant date.

Additionally, the following table provides information relating to restricted stock units
granted to our Named Executive Officers during the fiscal year ended December 31, 2025:

Name	Grant Date	Number of RSUs Granted (1)	Grant Date Fair Value of RSU Awards
Richard J. Daly	11/20/2025	115,283	$2,624,994
Michael W. Kalb	11/20/2025	39,701	$903,992
Steven R. Miller	11/20/2025	47,826	$1,088,998
Jeffrey Del Carmen	11/20/2025	32,257	$734,492
William T. Andrews (2)	06/02/2025	15,261	$379,999
William T. Andrews	11/20/2025	29,776	$678,000

(1)	Unless otherwise noted, RSUs vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.
(2)
Initial grant of RSUs upon joining us as Chief Medical Officer. RSUs will vest one-fifth
on the first anniversary of the grant date,
one-fifth
on the second anniversary of the grant date,
one-fifth
on the third anniversary of the grant date,
one-fifth
on the fourth anniversary of the grant date, and
one-fifth
on the fifth anniversary of the grant date.

Outstanding Stock Options and Restricted Stock
Units
We currently have one stock incentive plan: our 2018 Plan. As of April 27, 2026, the following derivative securities were outstanding under our 2018 Plan: (i) stock options to purchase an aggregate of 12,254,851 shares of our common stock, at exercise prices ranging from $3.42 to $26.07 per share (7,400,967 of which are currently exercisable); and (ii) restricted stock units for 714,953 shares of
common stock (none of which are currently vested). On the same date, 4,773,608 shares of common stock remained eligible for grant under the 2018 Plan.
At the close of business on April 27, 2026, the market price of our common stock on the NASDAQ Stock Market was $29.
27
per share.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information regarding equity-based awards held by our Named Executive Officers as of December 31, 2025:
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Richard J. Daly	33,500	—	—	$4.64	12/02/2026	—	—	—	—
	30,000	—	—	$3.42	12/30/2027	—	—	—	—
	20,000	—	—	$7.07	12/28/2028	—	—	—	—
	15,000	—	—	$18.59	12/27/2029	—	—	—	—
	273,063	1,092,256	—	$13.30	10/18/2030	—	—	—	—
	163,720	327,440	—	$21.12	11/21/2031	—	—	—	—
	—	381,948	—	$22.77	11/20/2032	—	—	—	—
	—	—	—	—	—	—	—	168,421	—
	—	—	—	—	—	—	—	40,013	—
	—	—	—	—	—	—	—	115,283	—
Michael W. Kalb	51,442	205,772	—	$16.81	01/01/2031	—	—	—	—
	56,416	112,832	—	$21.12	11/21/2031	—	—	—	—
	—	131,536	—	$22.77	11/20/2032	—	—	—	—
	—	—	—	—	—	—	—	28,555	—
	—	—	—	—	—	—	—	13,788	—
	—	—	—	—	—	—	—	39,701	—
Steven R. Miller	180,000	—	—	$4.64	12/ 02 /2026	—	—	—	—
	275,000	—	—	$3.42	12/30/2027	—	—	—	—
	185,000	—	—	$7.07	12/28/2028	—	—	—	—
	146,000	—	—	$18.59	12/27/2029	—	—	—	—
	165,336	82,668	—	$14.15	12/08/3030	—	—	—	—
	67,652	135,306	—	$21.12	11/21/2031	—	—	—	—
	—	158,454	—	$22.77	11/20/2032	—	—	—	—
	—	—	—	—	—	—	—	11,873	—
	—	—	—	—	—	—	—	16,534	—
	—	—	—	—	—	—	—	47,826	—
Jeffrey Del Carmen	150,000	—	—	$4.70	06/23/2027	—	—	—	—
	200,000	—	—	$3.42	12/30/2027	—	—	—	—
	135,000	—	—	$7.07	12/28/2028	—	—	—	—
	88,000	—	—	$18.59	12/ 27 /2029	—	—	—	—
	111,945	55,973	—	$14.15	12/08/2030	—	—	—	—
	45,851	91,702	—	$21.12	11/21/2031	—	—	—	—
	—	106,873	—	$22.77	11/20/2032	—	—	—	—
	—	—	—	—	—	—	—	8,039	—
	—	—	—	—	—	—	—	11,206	—
	—	—	—	—	—	—	—	32,257	—
William T. Andrews	—	124,447	—	$24.90	06/02/2032	—	—	—	—
	—	98,652	—	$22.77	11/20/2032	—	—	—	—
	—	—	—	—	—	—	—	15,261	—
	—	—	—	—	—	—	—	29,776	—

Option Exercises
The following table provides information regarding the exercise of stock options by our Named Executive Officers who exercised stock options during 2025:

Name	Grant Date	Exercise Date	Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/ share)
Richard J. Daly	12/19/2018	08/26/2025	50,000	$2.24
Steven R. Miller	12/19/2018	08/26-27/2025	225,000	$2.24
Jeffrey Del Carmen	01/06/2020	11/26/2025	10,983	$4.21
2018 Stock Incentive Plan
The 2018 Plan was approved by our board of directors in February 2018 and became effective in
May
2018 after its approval by our stockholders at our 2018 annual meeting of stockholders. Amendments adding additional shares to the 2018 Plan were approved by our stockholders at the 2020 annual meeting of stockholders, the 2021 annual meeting of stockholders, the 2023 annual meeting of stockholders, the 2024 annual meeting of stockholders and the 2025 annual meeting of stockholders The Board believes that based on the current configuration of the company, the Company should have sufficient shares available for the next one to two years.
Administration
The Compensation Committee of the Board administers the 2018 Plan and determines which persons will receive grants of awards and the type of award to be granted to such persons. The Compensation Committee will also interpret the provisions of the 2018 Plan and make all other determinations that it deems necessary or advisable for the administration of the 2018 Plan.
Eligibility to Participate in the 2018 Plan
All eligible individuals are able to participate in the 2018 Plan. Eligible individuals include our directors, officers, employees, independent contractors and consultants, as well as individuals who have accepted an offer of employment from us. As of the date of this Form
10-K/A,
six
non-employee
directors, eight executive officers, approximately 169 other employees, and one consultant are eligible to receive grants under the 2018 Plan.
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
To date, the Company has only granted stock options and RSUs to its officers, directors, employees, and consultants, and has not utilized any of the other forms of stock-based compensation that are available for grant under the 2018 Plan. However, the Compensation Committee reserves the right to grant in the future stock-based compensation in the other forms available under the 2018 Plan.

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
Except as provided by the Compensation Committee in its sole and absolute discretion, Restricted Stock granted under the 2018 Plan will vest over a four-year period after the grant date in equal annual increments. Shares of Restricted Stock may also be granted subject to performance goals, and such shares will be released from restrictions only after the attainment of such performance goals has been certified by the Compensation Committee.
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
Restricted Stock Units (RSUs)
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
For alternative minimum tax purposes, the spread upon exercise of an incentive stock option (but not a nonqualified stock option) will be included in alternative minimum taxable income, and the taxpayer will receive a tax basis equal to the fair market value of the shares of our common stock at such time for subsequent alternative minimum tax purposes. However, if the participant disposes of the incentive stock option shares in the year of exercise, the alternative minimum tax income cannot exceed the gain recognized for regular tax purposes, provided that the disposition meets certain third-party requirements for limiting the gain on a disqualifying disposition. If there is a disqualifying disposition in a year other than the year of exercise, the income on the disqualifying disposition is not considered alternative minimum taxable income.
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
Potential Limitation on Company Deductions
Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid in a taxable year by a publicly held corporation to its chief executive officer and certain other “covered employees”. Our board of directors and Compensation Committee intend to consider the potential impact of Section 162(m) on grants made under the 2018 Plan but reserve the right to approve grants of options and other awards for an executive officer that exceeds the deduction limit of Section 162(m).
Compensation Committee Report
The Compensation Committee has reviewed the “Compensation – Discussion and Analysis” required by Item 402(b) of Regulation
S-K
of the SEC’s rules and regulations with management and based on such review and discussions the Compensation Committee recommended to the Board of Directors that the “Compensation – Discussion and Analysis” be included in this Amendment to the 2025 Annual Report.
The Compensation Committee
David S. Tierney, Chair
Molly Harper
Tamar Thompson
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form
10-K/A,
in whole or in part, the Compensation Committee Report above shall not be incorporated by reference into any such filings
.
Pay Versus Performance
The Company’s principal executive officer (“PEO”) and our
non-PEO
named executive officers (“NEOs”) were as follows for the fiscal years ended December 31, 2025, 2024 and 2023:

Year	PEO	Non-PEO NEOs

2025	Richard J. Daly	Michael W. Kalb, Steven R. Miller, Jeffrey Del Carmen, William T. Andrews

2024	Richard J. Daly	Michael W. Kalb, Steven R. Miller, Jeffrey Del Carmen, Preethi Sundaram

2023	Patrick J. McEnany	Alicia Grande, Steven R. Miller, Gary Ingenito, Jeffrey Del Carmen

The following table sets forth information concerning the compensation of our PEO and non-PEO
NEOs for the fiscal years ended December 31, 2025, 2024 and 2023, and our financial performance for each such fiscal year:

						Value of Initial $100 Fixed Investment Based on (3)
Year	Summary Compens- ation Table Total for PEO ($)	Compensation Actually Paid to PEO ($) (1)(2)	Average Summary Compensation Table Total for non-PEO NEOs	Average Compensation Actually Paid to non-PEO NEOs (1)(2)	Total Shareholder Return ($)	Peer Group Total Sharehol-der Return ($)	Net Income (in thousands) ($)	Net Product Revenue (in thousands) ($)
2025	8,177,496	10,022,355	3,471,813	3,946,293	699	176	214,326	588,807
2024	7,774,160	12,896,544	3,723,348	5,024,539	557	88	163,889	489,327
2023	2,146,499	1,007,034	2,256,711	1,952,842	448	54	71,410	396,502

(1)
Amounts represent compensation actually paid (“CAP”) to our PEO and the average compensation actually paid to our non-PEO
NEOs for the relevant fiscal year, as determined under SEC rules (and described below).

(2)
Fair value or change in fair value, as applicable, of stock options in the “Compensation Actually Paid” columns was estimated using a Black-Scholes option pricing model for the purposes of this disclosure in accordance with SEC rules and do not reflect compensation actually earned, realized or received during each applicable year. The calculation of CAP for purposes of this table includes point-in-time
fair values of equity awards and those values will fluctuate based on our stock price and various accounting valuation assumptions. See the Summary Compensation Table for certain other compensation of our PEO and our non-PEO
NEOs for each applicable fiscal year.

(3)
For the relevant fiscal year, represents our cumulative TSR or the cumulative TSR of the Nasdaq Biotechnology Index, in each case assuming an initial investment of $100 as described under the Narrative Disclosure to Pay Versus Performance heading below. We have never declared or paid a dividend on our common stock and do not anticipate doing so in the foreseeable future.

In the table immediately above, the columns “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to
non-PEO
NEOs” reflect the Total Compensation reported in the 2025 Summary Compensation Table (“SCT”), as adjusted based on the following:

	SCT Total ($)	Minus SCT Equity Awards ($)	Plus Value of New Unvested Awards as of 12/31 ($)	Plus Annual Change in Value of Prior Year Awards that Remain Unvested ($)	Plus Value of Awards Vested and Granted During Year ($)	Plus Change in Value of Prior Year Awards that Vest During Year ($)	Total CAP ($)
PEO
2025	8,177,496	6,562,685	7,301,200	1,573,761	—	(467,417)	10,022,355
2024	7,774,160	6,338,431	6,922,548	4,488,419	—	49,848	12,896,544
2023	2,146,499	749,999	943,365	(736,903)	—	(595,928)	1,007,034
Average Non-PEO NEOs
2025	3,471,813	2,603,498	2,800,296	197,829	—	79,853	3,946,293
2024	3,723,348	2,838,396	3,237,565	572,615	—	329,407	5,024,539
2023	2,256,711	1,446,560	1,819,515	(326,149)	—	(350,675)	1,952,842
The following tables illustrate the valuation assumptions as of the vesting date for awards that vested in each of 2025, 2024 and 2023.

For Stock Options Vesting in
	2025	2024	2023
Risk-free interest rate	3.66% – 4.33%	3.85% – 4.52%	3.75% – 4.65%
Expected term	0.4 – 4.8 years	1.6 – 5.0 years	4.5 years
Expected volatility	49.9% – 52.5%	54.1% – 60.4%	68.0% – 71.0%
Expected dividend yield	—	—	—
Expected forfeiture rate	—	—	—

	Weighted Average Fair Value of Full Value Awards Vesting in
	2025	2024	2023
For Restricted Stock Units	$14.87	$11.19	$11.25
2025 Performance Measures
The following list represents the financial and
non-financial
performance measures that we consider to have been the most important in linking Compensation Actually Paid to our PEO and non-PEO
NEOs to company performance. The measures in this list are not ranked. Of these measures, we have identified Net Product Revenue as our most important of our financial performance measures used to link Compensation Actually Paid to our PEO and non-PEO
NEOs to company performance:
Net Product Revenue
Net Income
Completion of a transformational acquisition
Quality and Compliance
Narrative Disclosure to Pay Versus Performance Table
The graphs below compare the compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO
NEOs with (i) our cumulative TSR, (ii) our Peer Group TSR, (iii) our net income, and (iv) our net product revenue, in each case for the fiscal years ended December 31, 2025, 2024 and 2023.
TSR amounts reported in the graph assume an initial fixed investment of $100 on January 1, 2023 and, with respect to our cumulative TSR, based on the opening trading price on such date.

CEO Pay Ratio
As required by Item 402(u) of
Regulation S-K, the
Compensation
Committee reviewed a comparison of our CEO’s annual total compensation in fiscal year 2025 to that of all of our other employees for 2025. We identified our median employee by reviewing the base salary, on an annualized basis, for all of our employees as of December 31, 2025, for the period from January 1, 2025 through December 31, 2025, excluding our CEO. After identifying our median employee, we calculated total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the 2025 Summary Compensation Table above.
The total annual compensation for fiscal year 2025 for our CEO was $8,177,496, as noted in the “2025 Summary Compensation Table” above. The median of the 2025 annual total compensation of all employees (other than our CEO) was $316,239. The resulting ratio of our CEO’s pay to the pay of our median employee for fiscal year 2025 was 26 to 1.

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
Director Compensation
The following table provides information regarding compensation earned by our non-employee
directors for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock-Based Awards (1) (2) ($)	Total ($)
Patrick J. McEnany	193,813	600,014	793,827
Daniel J. Curran (3)	31,993	701,087	733,080
Donald A. Denkhaus	92,500	311,263	403,763
Molly Harper	95,879	311,263	407,142
Charles B. O’Keeffe (4)	59,750	—	59,750
Tamar Thompson	88,614	311,263	399,877
David S. Tierney, M.D.	91,852	311,263	403,115

(1)	The amounts reported in this column represent the grant date fair value of stock-based compensation awards granted in accordance with FASB ASC Topic 718 for 2025.
(2)	The aggregate number of stock options and restricted stock units held by each non-employee director as of December 31, 2025 is indicated in the table below:

Name	Number of Stock Options	Number of Unvested Restricted Stock Units
Patrick J. McEnany	1,834,322	17,626
Daniel J. Curran	58,115	5,468
Donald A. Denkhaus	169,387	8,776
Molly Harper	118,387	8,776
Tamar Thompson	110,887	8,776
David S. Tierney	169,387	8,776

(3)	Dr. Curran has served as a director since August 1, 2025.
(4)	Mr. O’Keeffe’s term as a director ended upon his retirement from the Board at the conclusion of our 2025 Annual Meeting held on May 20, 2025.
2025 Compensation of Directors
For 2025,
non-employee
directors received an annual retainer of $60,000. Mr. McEnany, as
Non-Executive
Chairman of the Board, received cash compensation of $187,500 for his service in that role. The chairs of the Audit, Compensation and CG&N Committees received an additional retainer of $25,000, $20,000 and $13,000, respectively, and members of the Audit, Compensation and CG&N Committees received an additional retainer of $12,000, $10,000 and $7,500, respectively. Additionally, Mr. O’Keeffe was paid $15,000 as Lead Director through the end of his term, and Ms. Harper was paid $18,400 for her services as Lead Director thereafter. No meeting fees were paid. Further, directors received a grant of stock options and RSUs for their service.
Hedging and Pledging Policies
Our Insider Trading Policy prohibits our executive officers, other employees, non-employee directors
and consultants from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our ordinary shares at any time. In addition, no officer, director, other employee or consultant of Catalyst may margin or pledge, or make any offer to margin or pledge, any of our ordinary shares, including without limitation, borrowing against the value of such ordinary shares, at any time. A copy of our Insider Trading Policy is attached as Exhibit 19.1 to our Form
10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 27, 2026, we had 122,346,043 shares of our common stock outstanding. The following table sets forth, as of such date, certain information regarding the shares of common stock owned of record or beneficially by our executive officers and directors, and all executive officers and directors as a group. Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each person named in this table is c/o Catalyst Pharmaceuticals, Inc.

Name	Shares Beneficially Owned	Stock Options Exercisable Within 60 days of April 27, 2026	Total	Percentage
Richard J. Daly (1)	271,266	808,347	1,079,613	*
Michael W. Kalb (2)	13,665	159,301	172,966	*
Steven Miller (3)	1,093,803	1,018,988	2,112,791	1.7
William T. Andrews (4)	—	24,889	24,889	*
Brian Elsbernd (5)	242,501	676,648	919,149	*
Jeffrey Del Carmen (6)	14,337	730,796	745,133	*
Preethi Sundaram (7)	54,804	501,813	556,617	*
Gregg Russo (8)	476	16,388	16,864	*
Patrick J. McEnany (9)	4,171,559	1,745,736	5,917,295	4.8
Daniel J. Curran, M.D. (10)	—	—	—	*
Donald A. Denkhaus (11)	498,773	125,931	624,704	*
Molly Harper (11)	3,694	74,931	78,625	*
Tamar Thompson (11)	3,773	67,431	71,204	*
David S. Tierney, M.D. (11)	383,314	125,931	509,245	*
All officers and directors as a group (14 persons) (12)	6,751,965	6,077,130	12,829,095	10.0

*	Less than one percent

(1)	Excludes 1,528,580 unvested stock options and 281,612 unvested RSUs.
(2)	Excludes 398,697 unvested stock options and 74,905 unvested RSUs.
(3)	Excludes 376,428 unvested stock options and 76,233 unvested RSUs.
(4)	Excludes 198,210 unvested stock options and 45,037 unvested RSUs.
(5)	Excludes 232,329 unvested stock options and 47,165 unvested RSUs.
(6)	Excludes 254,548 unvested stock options and 51,502 unvested RSUs.
(7)	Excludes 246,306 unvested stock options and 50,318 unvested RSUs.
(8)	Excludes 46,449 unvested stock options and 8,949 unvested RSUs.
(9)	Excludes 88,586 unvested stock options and 17,626 unvested RSUs.
(10)	Excludes 58,115 unvested stock options and 5,468 unvested RSUs.
(11)	Excludes 43,456 unvested stock options and 8,776 unvested RSUs.
(12)	Excludes 3,602,072 unvested stock options and 693,919 unvested RSUs.

Other Information Concerning Security Ownership

The table below reports the most recently reported number of common shares beneficially owned by BlackRock, Inc. and State Street Corporation (directly or through their subsidiaries), the only persons known to us to beneficially own more than 5% of our outstanding common shares.

	Shares Beneficially Owned
Name	Number	Percentage
BlackRock, Inc. (1) 50 Hudson Yards New York, NY 10001	16,892,951	13.9

State Street Corporation (2) One Congress Street, Suite 1 Boston, MA 02114	6,405,387	5.2

(1)	Information was provided pursuant to a Schedule 13G filed by BlackRock on April 28, 2025.
(2)	Information was provided pursuant to a Schedule 13G filed by State Street on November 10, 2025.

Item 13. Certain Relationships, Related Transactions and Director Independence

Related Person Transaction Parties and Procedures

In November 2017, we adopted our Code of Business Conduct and Ethics, including a conflict-of-interest transaction policy that identifies our procedures for the identification, review, consideration and approval or ratification of conflict of interest transactions. The policy applies where one’s private life or interest interferes, or even appears to interfere, with the interests of our company. Under the policy, a conflict can arise when any of our personnel (or a member of their family) acts or has interests that make it difficult, or makes it appear difficult, to perform their duties for us objectively and effectively. Conflicts can also arise under the policy when our personnel (or a member of their family) receives significant personal benefits as a result of their position in the Company. Any such determination regarding the approval of such a transaction will be made by the Audit Committee or the Board of Directors, with any interested directors abstaining.

Certain Related Party Transactions

Since 2024, we have had no transactions or proposed transactions in which we were or are to be participants and in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

Independent Auditor Fees

Grant Thornton LLP (“Grant Thornton”) served as the Company’s independent registered public accountants in fiscal years 2025 and 2024. The following table represents fees for professional audit and other services rendered by Grant Thornton for the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit fees (1)	$563,759	$613,923
Audit-related fees	—	—

Total audit fees	563,759	613,923
Tax fees	—	—
All other fees	—	—

Total fees	$563,759	$613,923

(1)

Represents aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our financial statements included in our 2025 and 2024 Forms 10-K, for their reviews of our quarterly reports during 2025 and 2024, and for their report on the effectiveness of our internal control over financial reporting as of December 31, 2025 and 2024. Includes for 2024, $70,384 in fees in connection with a comfort letter and S-8 Registration Statements. Includes, for 2025 and 2024, $15,209 and $13,539, respectively, for the audit of the financial statements of our wholly owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd., a corporation organized in the Republic of Ireland.

Pre-Approval of Audit Functions

Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm. 100% of the services provided to us by Grant Thornton in 2025 and 2024 were pre-approved by the Audit Committee.

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

The Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee reviewed and discussed the audited financial statements with management and the independent auditors. In fulfilling its responsibilities, the Audit Committee discussed with the independent auditors the matters that are required to be discussed by Auditing Standard No. 1301 (Communication with Audit Committees). In addition, the Audit Committee received from the independent auditors the written disclosures and letter required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence, and the Audit Committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the Audit Committee also considered whether the provision of services by the independent auditors not related to the audit of our financial statements is compatible with maintaining the independent auditor’s independence. During such discussions, the independent auditors confirmed that, as of December 31, 2025, they were independent accountants with respect to our company within the meaning of applicable federal securities laws and the requirements of the PCAOB.

Based upon the Audit Committee’s discussions with management and the independent auditors and the Audit Committee’s review of the representations of management and the reports and letter of the independent auditors provided to the Audit Committee, the Audit Committee recommended to the Board that our audited financial statements for fiscal 2025 be included in our 2025 Form 10-K.

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

The Audit Committee

Donald A. Denkhaus (Chair)

Tamar Thompson

Daniel Curran

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Amendment No. 1 to the Company’s Form 10-K, in whole or in part, the Audit Committee Report above shall not be incorporated by reference into any such filings.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3)	Exhibits

The following exhibits are filed as a part of this Form 10-K/A

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

31.3	Section 302 CEO Certification					X

31.4	Section 302 CFO Certification					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 30th day of April, 2026.

CATALYST PHARMACEUTICALS, INC.

By:	/s/ Richard J. Daly
Richard J. Daly,
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Daly	President and Chief	April 30, 2026
Richard J. Daly	Executive Officer (Principal Executive Officer)

/s/ Michael W. Kalb	Executive Vice President and Chief Financial Officer	April 30, 2026
Michael W. Kalb	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. McEnany	Chairman of the Board of Directors	April 30, 2026
Patrick J. McEnany

/s/ Daniel J. Curran	Director	April 30, 2026
Daniel J. Curran

/s/ David S. Tierney, M.D.	Director	April 30, 2026
David S. Tierney, M.D.

/s/ Donald A. Denkhaus	Director	April 30, 2026
Donald A. Denkhaus

/s/ Molly Harper	Director	April 30, 2026
Molly Harper

/s/ Tamar Thompson	Director	April 30, 2026
Tamar Thompson