Form 10-Q
period 2026-03-31
CATALYST PHARMACEUTICALS, INC.
filed 2026-05-11
CIK 1369568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 122,380,992 shares of common stock, $0.001 par value per share, were outstanding as of May 7, 2026.

CATALYST PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

CATALYST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$755,859	$709,171
Accounts receivable, net	130,834	126,477
Inventory	34,930	37,166
Prepaid expenses and other current assets	18,767	21,216
Total current assets	940,390	894,030
Operating lease right-of-use asset, net	1,858	1,935
Property and equipment, net	994	1,037
License and acquired intangibles, net	121,971	131,674
Deferred tax assets, net	55,111	52,767
Investment in equity securities	27,286	22,536
Total assets	$1,147,610	$1,103,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,151	$11,202
Accrued expenses and other liabilities	125,247	135,950
Total current liabilities	132,398	147,152
Operating lease liability, net of current portion	2,235	2,350
Other non-current liabilities	280	209
Total liabilities	134,913	149,711
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 122,181,308 shares and 122,513,621 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	122	123
Additional paid-in capital	489,218	479,957
Retained earnings	523,349	474,188
Accumulated other comprehensive income (loss) (Note 4)	8	—
Total stockholders’ equity	1,012,697	954,268
Total liabilities and stockholders’ equity	$1,147,610	$1,103,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue, net	$149,343	$141,400
License and other revenue	47	21
Total revenues	149,390	141,421
Operating costs and expenses:
Cost of sales (a)	14,475	17,911
Research and development	2,661	3,887
Selling, general and administrative (a)	49,319	46,911
Amortization of intangible assets	9,703	9,345
Total operating costs and expenses	76,158	78,054
Operating income	73,232	63,367
Other income, net	10,997	7,919
Net income before income taxes	84,229	71,286
Income tax provision	20,495	14,549
Net income	$63,734	$56,737
Net income per share:
Basic	$0.52	$0.47
Diluted	$0.50	$0.45
Weighted average shares outstanding:
Basic	122,254,171	121,472,468
Diluted	126,903,391	126,957,982

Net income	$63,734	$56,737
Other comprehensive income (Note 4):
Unrealized gain (loss) on available-for-sale securities, net of tax of ($3) and $25, respectively	8	(81)
Comprehensive income	$63,742	$56,656

__________________________________

(a)
exclusive of amortization of intangible assets

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2026 and 2025

(in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	$—	122,514	$123	$479,957	$474,188	$—	$954,268
Stock-based compensation	—	—	—	6,260	—	—	6,260
Exercise of stock options for common stock	—	246	—	3,302	—	—	3,302
Issuance of common stock upon vesting of restricted stock units, net	—	37	—	(301)	—	—	(301)
Repurchase of common stock	—	(616)	(1)	—	(14,573)	—	(14,574)
Other comprehensive gain (loss)	—	—	—	—	—	8	8
Net income	—	—	—	—	63,734	—	63,734
Balance at March 31, 2026	$—	122,181	$122	$489,218	$523,349	$8	$1,012,697

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$—	120,879	$121	$442,286	$285,161	$64	$727,632
Stock-based compensation	—	—	—	5,850	—	—	5,850
Exercise of stock options for common stock	—	975	1	4,786	—	—	4,787
Issuance of common stock upon vesting of restricted stock units, net	—	105	—	(642)	—	—	(642)
Other comprehensive gain (loss)	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	56,737	—	56,737
Balance at March 31, 2025	$—	121,959	$122	$452,280	$341,898	$(17)	$794,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$63,734	$56,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	70	115
Stock-based compensation	6,260	5,850
Amortization of intangible assets	9,703	9,345
Deferred taxes	(2,336)	(2,321)
Accretion of discount	(135)	(60)
Reduction in the carrying amount of right-of-use asset	77	72
Change in fair value of equity securities	(4,750)	(2,644)
(Increase) decrease in:
Accounts receivable, net	(4,357)	(5,789)
Inventory	2,236	(237)
Prepaid expenses and other current assets	2,449	7,020
Increase (decrease) in:
Accounts payable	(4,051)	(5,396)
Accrued expenses and other liabilities	(9,207)	(2,552)
Operating lease liability	(106)	(97)
Net cash provided by (used in) operating activities	59,587	60,043
Investing Activities:
Purchases of property and equipment	(27)	—
Net cash provided by (used in) investing activities	(27)	—
Financing Activities:
Payment of employee withholding tax related to stock-based compensation	(301)	(642)
Proceeds from exercise of stock options	3,302	4,787
Repurchase of common stock	(14,574)	—
Payment of liabilities arising from asset acquisition	(1,299)	(1,085)
Net cash provided by (used in) financing activities	(12,872)	3,060
Net increase (decrease) in cash and cash equivalents	46,688	63,103
Cash and cash equivalents – beginning of period	709,171	517,553
Cash and cash equivalents – end of period	$755,859	$580,656
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,839	$639
Cash paid for interest	$140	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATALYST PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Developments

On May 6, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Angelini Pharma S.p.A., an Italian Società per azioni (Angelini Pharma or Parent), and Angelini Cielo Inc., a Delaware corporation and wholly-owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

For further information about the Merger Agreement and the Merger, see the Company's Current Report on Form 8-K filed on May 7, 2026 reporting on the terms of the Merger Agreement and the proposed Merger. See Note 17 (Subsequent Events).

1.
Organization and Description of Business (continued).

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

2.
Basis of Presentation and Significant Accounting Policies.
a.
INTERIM FINANCIAL STATEMENTS. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The condensed consolidated balance sheet as of December 31, 2025 included in this Form 10-Q was derived from the audited financial statements and does not include all disclosures required by U.S. GAAP.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of the dates and for the periods presented. Accordingly, these condensed consolidated statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 included in the 2025 Annual Report on Form 10-K filed by the Company with the SEC. Interim results are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

b.
PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary, Catalyst Pharmaceuticals Ireland, Ltd. (Catalyst Ireland). All intercompany accounts and transactions have been eliminated in consolidation. Catalyst Ireland was organized in 2017.
c.
USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
e.
INVESTMENTS. At March 31, 2026, investments consisted of U.S. Treasuries and an investment in equity securities and at December 31, 2025, investments consisted of an investment in equity securities. Such investments are not insured by the U.S. Federal Deposit Insurance Corporation.

U.S. Treasuries held at March 31, 2026 were classified as available-for-sale securities. The Company classifies U.S. Treasuries with stated maturities of greater than three months and less than one year in short-term investments. U.S. Treasuries with stated maturities greater than one year are classified as non-current investments in the Company's condensed consolidated balance sheets.

The Company records available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (in stockholders’ equity). Realized gains and losses are included in other income, net in the condensed consolidated statements of operations and comprehensive income and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned and is included in other income, net in the condensed consolidated statements of operations and comprehensive income. The Company recognizes a charge when the declines in the fair value below the amortized cost basis of its available-for-sale securities are judged to be as a result of a credit loss. The Company considers various factors in determining whether to recognize an allowance for credit losses including whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. If the unrealized loss of an available-for-sale debt security is determined to be a result of a credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the condensed consolidated statements of operations and comprehensive income. The Company has not recorded an allowance for credit loss on its available-for-sale securities. See Note 3 (Investments).

In July 2023, the Company made a strategic equity investment into Santhera by acquiring 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction). The investment is denominated in Swiss Francs. The Company has determined that it does not have significant influence over the operations of Santhera and accordingly the investment in Santhera’s ordinary shares is recorded under ASC 321, Equity Securities, with changes in fair value, inclusive of changes resulting from movements in foreign exchange rates, in other income, net in the condensed consolidated statements of operations and comprehensive income.

2.
Basis of Presentation and Significant Accounting Policies (continued).
f.
ACCOUNTS RECEIVABLE, NET. Accounts receivable are recorded net of customer allowances for distribution fees, trade discounts, prompt payment discounts, chargebacks and expected credit losses. Allowances for distribution fees, trade discounts, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed. At March 31, 2026 and December 31, 2025, the Company determined that the allowance for expected credit losses was not material. No amounts were written off during the periods presented.
g.
INVENTORY. Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. Costs to be capitalized as inventories primarily include third-party manufacturing costs and other overhead costs. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in, first out (FIFO) flow of goods. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories to cost of sales within the condensed consolidated statements of operations and comprehensive income.

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

The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, and patient usage. The Company records a write-down equal to the difference between the cost of the inventory and the estimated net realizable value to cost of sales within the accompanying condensed consolidated statements of operations and comprehensive income.

h.
PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist primarily of prepaid manufacturing, prepaid tax, prepaid insurance, prepaid subscription fees, prepaid research fees, prepaid commercialization expenses, prepaid co-pay assistance program, prepaid conference and travel expenses, and interest receivable. Prepaid research fees consist of advances for the Company’s product development activities, including contracts for pre-clinical studies, clinical trials and studies, regulatory affairs and consulting. Prepaid manufacturing costs consist of advances for the Company’s drug manufacturing activities. Such advances are recorded as expense as the related goods are received or the related services are performed.
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

k.
INTANGIBLE ASSETS, NET. Identifiable intangible assets with a finite life are comprised of licensed rights and other acquired intangible assets and are amortized on a straight-line basis over the respective estimated useful life. Sales-based and regulatory milestones capitalized to license and acquired intangibles, net are amortized over the remaining useful life of the asset on a prospective basis.

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

l.
FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and certain components of accrued expenses and other liabilities. At March 31, 2026 and December 31, 2025, the fair value of these instruments approximated their carrying value as a result of their respective short-term duration.
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

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$71,808	$71,808	$—	$—
U.S. Treasuries	$574,153	$574,153	$—	$—
Investment in equity securities:
Equity securities	$27,286	$27,286	$—	$—

2.
Basis of Presentation and Significant Accounting Policies (continued).

	Fair Value Measurements at Reporting Date Using (in thousands)
	Balances as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$569,457	$569,457	$—	$—
Investment in equity securities:
Equity securities	$22,536	$22,536	$—	$—

n.
OPERATING LEASES. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, net, other current liabilities, and operating lease liabilities on its condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease term includes options to extend or terminate the lease, however, these options are not considered in the lease term as the Company is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for separately.
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

If taxes should be collected from the Customer relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, substantially all of the Company’s product revenues were from sales to customers in the U.S.

The following table summarizes the Company’s net product revenue disaggregated by product (in thousands):

	For the Three Months Ended March 31,
	2026	2025
FIRDAPSE®	$98,859	$83,731
AGAMREE®	36,713	22,042
FYCOMPA®	13,771	35,627
Total product revenue, net	$149,343	$141,400

Reserves for Variable Consideration: Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration (gross-to-net adjustments) for which reserves are established. Components of variable consideration include trade discounts and allowances, prompt payment discounts, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to its customers) or as accrued revenue allowances (if the amount is payable to a party other than its customers).

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates described below as of March 31, 2026 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2026 and 2025. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Adjustments to prior-period revenues due to such variances are immaterial for all periods presented.

2.
Basis of Presentation and Significant Accounting Policies (continued).

Trade Discounts, Allowances and Wholesaler Fees: The Company provides its customers with a discount that is explicitly stated in its contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the sale of products to its customers, these payments are classified in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. However, if the Company has determined such services received are not distinct from the Company’s sale of products to its customers, these payments have been recorded as a reduction of revenue within the condensed consolidated statements of operations and comprehensive income through March 31, 2026 and 2025, as well as a reduction to accounts receivable, net on the condensed consolidated balance sheets.

Prompt Payment Discounts: The Company provides certain customers with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. The prompt payment discount reserve is based on actual invoice sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the condensed consolidated balance sheets.

Funded Co-pay Assistance Program: The Company contracts with a third-party to manage the co-pay assistance program intended to provide financial assistance to qualified commercially-insured patients. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with its products, that have been recognized as revenue, but remains in the distribution channel at the end of each reporting period. These payments are considered payable to the third-party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution or master agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. Return payments related to the sale of products are considered payable to the third-party vendor and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).

Government Rebates: The Company is subject to discount obligations under state Medicaid, Medicare and other government programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For reserves related to the sale of its products, there is an establishment of a current liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For Medicare, the Company historically estimated the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program; however, the coverage gap program was replaced with a redesign of the Medicare program under the Inflation Reduction Act (IRA).

While most components of the new Medicare program began in 2025, the inflation penalty portion was effective as of 2024. Specifically, the program imposes manufacturer rebates on certain Part B and Part D drugs when prices rise faster than the rate of inflation. The Company has estimated this impact and has accounted for these inflation-related rebates, as well as the other components of the program, as a reduction of product revenue to the extent they apply to its drug portfolio. Similar to the coverage gap rebates, the associated reserve is accrued for as a current liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

Payor Rebates: The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue, net and the establishment of a current liability, which is included in accrued expenses and other liabilities on the condensed consolidated balances sheets.

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

The Company does not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.

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

2.
Basis of Presentation and Significant Accounting Policies (continued).

The Company evaluates the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determines whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. Revenue is included in product revenue, net in the Company’s condensed consolidated statements of operations and comprehensive income.

The agreements provide for milestone payments upon achievement of development, regulatory and commercial events. The Company accounts for milestone payments as variable consideration in accordance with Topic 606. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, these options are considered performance obligations. Revenue is included in license and other revenue in the Company’s condensed consolidated statements of operations and comprehensive income.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the overall transaction price is allocated to the performance obligations based on the same methodology used at contract inception.

The Company recognizes sales-based royalties or net profit-sharing when the latter of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty or net profit-sharing has been allocated has been satisfied. Revenue is included in license and other revenue in the Company’s condensed consolidated statements of operations and comprehensive income.

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

r.
ADVERTISING EXPENSE. Advertising costs are expensed as incurred. The Company incurred approximately $2.3 million and $2.6 million in advertising costs during the three months ended March 31, 2026 and 2025, respectively, which are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.
s.
STOCK-BASED COMPENSATION. The Company recognizes expense in the condensed consolidated statements of operations and comprehensive income for the grant date fair value of all stock-based payments to employees, directors and consultants, including grants of stock options and grants of restricted stock units. For stock options, the Company uses the Black-Scholes option valuation model, the single-option award approach, and the straight-line attribution method. Using this approach, compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally options vest over three to five years. Restricted stock units generally vest over three to five years. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

As of March 31, 2026, the Company had three FDA approved products, which makes it difficult to evaluate its current business, predict its future prospects, and forecast financial performance and growth. The Company had invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, FIRDAPSE®. The Company expects sales of FIRDAPSE®, AGAMREE® and FYCOMPA® to constitute virtually all of the Company’s product revenue for the foreseeable future.

The Company relies exclusively on third parties to formulate and manufacture its products and any future drug candidates. The commercialization of its products and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and for the commercialization of FIRDAPSE®. The Company relies on the same third-party manufacturers for FYCOMPA® as utilized by Eisai prior to the Company’s acquisition of the U.S. rights to the product in January 2023. It also relies on Santhera and its supplier as its sole source of supply for AGAMREE®, although the Company is in the process of securing a second supplier. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of its drugs.

The following table illustrates the approximate percentage of the Company’s total net product revenue attributed to the Company’s largest customers for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Customer A	90.1%	74.0%
Total	90.1%	74.0%

u.
ROYALTIES. Royalties incurred in connection with the Company’s license agreements for its products, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized.

Royalties incurred in connection with the Company’s license agreement for RUZURGI®, as disclosed in Note 13 (Agreements), are expensed to cost of sales as revenue from product sales is recognized for any royalties in excess of the minimum annual royalty payment from July 11, 2022 (the Effective Date) through 2025. The minimum royalty payment that existed annually for calendar years from the Effective Date through 2025 of $3 million were included in the purchase price of the agreement.

A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (which ends when there is no valid claim under the Company’s FIRDAPSE® patents in the U.S.) of $5 million unless a competing product or generic version of FIRDAPSE® is being marketed or sold in the U.S. If these minimum payments become probable in the future, the Company will recognize a contingent liability in the amount of the present value of the minimum $5 million royalty payments with an offset to the value of the intangible asset acquired. Any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis. If these minimum payments are not considered probable, the royalties incurred are expensed to cost of sales as revenue from product sales is recognized.

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

w.
COMPREHENSIVE INCOME. U.S. GAAP requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income is net income, plus certain other items that are recorded directly into stockholders’ equity. The Company’s comprehensive income is shown on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025, respectively, and is comprised of net unrealized gains (losses) on the Company’s available-for-sale securities.
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

The following table reconciles basic and diluted weighted average common shares:

	For the Three Months Ended March 31,
	2026	2025
Basic weighted average common shares outstanding	122,254,171	121,472,468
Effect of dilutive securities	4,649,220	5,485,514
Diluted weighted average common shares outstanding	126,903,391	126,957,982

Outstanding common stock equivalents totaling approximately 3.9 million and 2.4 million, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2026 and 2025, respectively, as their effect would be antidilutive.

y.
SEGMENT INFORMATION. Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products. The Company's chief operating decision maker (CODM) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin (operating income divided by product revenue, net) and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of revenues, selling, research and development, and general and administrative expenses. Segment assets are reported on the condensed consolidated balance sheets as total assets. Net product revenue disaggregated by product is disclosed in Note 2.p.

The following table illustrates information about significant segment expenses, inclusive of stock-based compensation:

	For the Three Months Ended March 31,
	2026	2025
Research and development	$2,661	$3,887
Selling	31,491	32,100
General and administrative (a)	17,828	14,811
Total	$51,980	$50,798

__________________________________________

(a) exclusive of amortization of intangible assets

2.
Basis of Presentation and Significant Accounting Policies (continued).
z.
RECLASSIFICATIONS. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
aa.
RECENTLY ISSUED ACCOUNTING STANDARDS. In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40) which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets which amends ASC 326, Financial Instruments—Credit Losses, introducing a practical expedient and an accounting policy election for certain entities in estimating expected credit losses for current accounts receivable and current contract assets arising from transactions within the scope of ASC 606, Revenue from Contracts with Customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing forecasts. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company adopted this guidance on a prospective basis as of January 1, 2026 and elected the practical expedient. The updated guidance did not have a material impact on the Company's condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software which updates the requirements for capitalization of internal-use software, removing all references to project stages and clarifying the threshold to be applied to begin capitalizing. The Company may apply the guidance using a prospective, retrospective or modified transition approach. This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

3.
Investments.

Available-for-sale investments were as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
At March 31, 2026:
U.S. Treasuries - Cash equivalents	$574,153	$11	$—	$574,142
Total	$574,153	$11	$—	$574,142
At December 31, 2025:
U.S. Treasuries - Cash equivalents	$—	$—	$—	$—
Total	$—	$—	$—	$—

There were no realized gains or losses from available-for-sale securities during the three months ended March 31, 2026 and 2025.

The estimated fair values of available-for-sale securities at March 31, 2026, by contractual maturity, are summarized as follows (in thousands):

March 31, 2026
Due in one year or less	$574,153

	For the Three Months Ended March 31,
	2026	2025
Equity securities:
Net gains (losses) recognized during the period on equity securities	$4,750	$2,644
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	$4,750	$2,644

There were no purchases or sales of equity securities during the three months ended March 31, 2026 and 2025.

4.
Accumulated Other Comprehensive Income (Loss).

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax from unrealized gains (losses) on available-for-sale securities (in thousands), the Company’s only component of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025.

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$—
Other comprehensive loss before reclassifications	8
Net current period other comprehensive gain (loss)	8
Balance at March 31, 2026	$8

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$64
Other comprehensive loss before reclassifications	(81)
Net current period other comprehensive gain (loss)	(81)
Balance at March 31, 2025	$(17)

5.
Inventory.

Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$16,879	$17,137
Work-in-process	2,770	3,871
Finished goods	15,281	16,158
Total inventory	$34,930	$37,166

The Company identified approximately $0.5 million in unsalable product which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet at March 31, 2026 as the Company believes it will be reimbursed. The Company's inventory write-downs were approximately $0.5 million during the three months ended March 31, 2026, and was recorded within cost of sales in the condensed consolidated statements of operations and relates to slow-moving FYCOMPA® inventory and unsalable AGAMREE® inventory. There were no inventory reserves during the three months ended March 31, 2025.

6.
Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid manufacturing costs	$2,122	$2,193
Prepaid tax	3,143	5,916
Prepaid insurance	1,131	1,633
Prepaid subscriptions fees	1,615	873
Prepaid research fees	1,015	1,078
Prepaid commercialization expenses	4,776	3,960
Prepaid conference and travel expenses	1,775	980
Prepaid co-pay assistance program	—	755
Interest receivable	472	1,789
Other	2,718	2,039
Total prepaid expenses and other current assets	$18,767	$21,216

7.
Operating Leases.

The Company has an operating lease agreement for its corporate office that commenced in March 2021 for approximately 10,700 square feet of space. The lease includes an option to extend the lease for up to 5 years and options to terminate the lease within 6 and 7.6 years. The Company has no obligations under finance leases.

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$108	$108

Supplemental cash flow information related to lease was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$136	$132
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$22	$22

Supplemental balance sheet information related to lease was as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net	$1,858	$1,935
Other current liabilities	$446	$437
Operating lease liabilities, net of current portion	2,235	2,350
Total operating lease liabilities	$2,681	$2,787

As of March 31, 2026 and December 31, 2025, the weighted average remaining lease term was 5.1 years and 5.3 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 4.5% as of March 31, 2026 and December 31, 2025.

Remaining payments of lease liabilities as of March 31, 2026 were as follows (in thousands):

2026 (remaining nine months)	417
2027	570
2028	587
2029	605
2030	623
Thereafter	212
Total lease payments	3,014
Less: imputed interest	(333)
Total	$2,681

Rent expense was approximately $0.1 million for each of the three month periods ended March 31, 2026 and 2025.

8.
Property and Equipment, Net.

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Furniture and equipment	$1,135	$1,108
Leasehold improvements	991	991
Software	433	433
Less: Accumulated depreciation	(1,565)	(1,495)
Total property and equipment, net	$994	$1,037

9.
License and Acquired Intangibles, Net.

The following table presents the Company’s intangible assets at March 31, 2026 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$8,639	$24,930
License and acquired intangibles for FYCOMPA®	158,143	100,838	57,305
License and acquired intangibles for AGAMREE®	48,500	8,764	39,736
Total	$240,212	$118,241	$121,971

The following table presents the Company’s intangible assets at December 31, 2025 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
License and acquired intangibles for RUZURGI®	$33,569	$8,059	$25,510
License and acquired intangibles for FYCOMPA®	158,143	92,931	65,212
License and acquired intangibles for AGAMREE®	48,500	7,548	40,952
Total	$240,212	$108,538	$131,674

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The estimated useful life used for this purpose for RUZURGI®, FYCOMPA® and AGAMREE® was approximately 14.5 years, 5 years and 10.5 years, respectively.

The Company recorded approximately $0.6 million in amortization expense related to the license and acquired intangibles for RUZURGI® during each of the three months ended March 31, 2026 and 2025, within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company recorded approximately $7.9 million in amortization expense related to the license and acquired intangibles for FYCOMPA® during each of the three months ended March 31, 2026 and 2025, respectively, within cost of sales in the condensed consolidated statements of operations and comprehensive income. The Company recorded approximately $1.2 million and $0.9 million in amortization expense related to the license and acquired intangibles for AGAMREE® during the three months ended March 31, 2026 and 2025, respectively, within cost of sales in the condensed consolidated statements of operations and comprehensive income.

The following table presents future amortization expense the Company expects for its intangible assets (in thousands):

2026 (remaining nine months)	29,112
2027	38,815
2028	9,142
2029	7,186
2030	7,186
Thereafter	30,530
Total	$121,971

At March 31, 2026 and December 31, 2025, the weighted average amortization period remaining for intangible assets was 4.4 years and 4.7 years, respectively.

There were no impairment charges recognized on definite-lived intangibles for the three months ended March 31, 2026 or 2025.

10.
Accrued Expenses and Other Liabilities.

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued preclinical and clinical trial expenses	$644	$496
Accrued professional fees	8,461	9,314
Accrued compensation and benefits	6,526	11,358
Accrued license fees	7,571	37,581
Accrued purchases	3,342	2,773
Operating lease liability	446	437
Accrued revenue allowances	75,454	57,821
Accrued income tax	19,626	1,396
Due to licensor	2,432	13,799
Accrued interest payable	—	135
Other	745	840
Current accrued expenses and other liabilities	125,247	135,950
Operating lease liability – non-current	2,235	2,350
Other – non-current	280	209
Non-current accrued expenses and other liabilities	2,515	2,559
Total accrued expenses and other liabilities	$127,762	$138,509

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

Revenues from the arrangements with KYE were not material for the three months ended March 31, 2026 and 2025, and are included in license and other revenue in the accompanying condensed consolidated statements of operations and comprehensive income and consisted of royalties. Expenses incurred, net have been included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

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

The agreement includes milestones that are considered a sales-based royalty in which the license is deemed to be the predominant item to which these milestones relate. Revenue will be recognized when the later of (a) the subsequent sale occurs, or (b) the performance obligation to which the sales-based royalty has been allocated has been satisfied. Additionally, the agreement includes regulatory milestone payments which represent variable consideration, and due to uncertainty are fully constrained and only recognized when the uncertainty is subsequently resolved. For clinical and commercial supply of the product, the Company will recognize revenue when DyDo obtains control of the Company’s product, which will occur at a point in time which is generally at time of shipment.

On September 24, 2024, DyDo advised the Company that the MHLW had approved DyDo's Japan NDA to commercialize FIRDAPSE® for the treatment of patients with LEMS and, on January 21, 2025, DyDo launched FIRDAPSE® in Japan.

There was $1.0 million and $1.1 million in revenue from the arrangement with DyDo for the three months ended March 31, 2026 and 2025, respectively, which is included in product revenue, net in the accompanying condensed consolidated statements of operations and comprehensive income.

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

On July 11, 2022, the Company settled certain of its disputes with Jacobus. In connection with the settlement, the Company licensed the rights to develop and commercialize RUZURGI® in the U.S. and Mexico (the Territory). Simultaneously, the Company purchased, among other intellectual property rights, Jacobus’ U.S. patents related to RUZURGI®, its new drug applications in the U.S. for RUZURGI®, and certain RUZURGI® inventory previously manufactured by Jacobus. At the same time, the Company received a license from Jacobus for use of its know-how related to the manufacture of RUZURGI®. Further, the Company settled a patent case it filed against Jacobus to enforce its method of use patents, which was dismissed without prejudice. Finally, Jacobus agreed that until the later of (i) the expiration of the royalty term or (ii) December 31, 2034, Jacobus and its affiliates, will not, directly or indirectly, research, develop, manufacture, commercialize, distribute, use or otherwise exploit any product competitive to FIRDAPSE® or RUZURGI® in the Territory, and Laura Jacobus, the sole shareholder of Jacobus, and two of Jacobus’ other officers, also signed individual non-competition agreements containing the same terms.

In connection with the settlement with Jacobus, the Company paid the following consideration to Jacobus:

•
$30 million of cash, of which $10 million was paid at the closing of the settlement, $10 million was paid on the first anniversary of the closing, and the remaining $10 million was paid on the second anniversary of the closing; and
•
An annual royalty on the Company's net sales (as defined in the License and Asset Purchase Agreement between Catalyst and Jacobus) of amifampridine products in the U.S. equal to: (a) for calendar years 2022 through 2025, 1.5% (with a minimum annual royalty of $3.0 million per year), and (b) for calendar years 2026 through the expiration of the last to expire of the Company’s FIRDAPSE® patents in the U.S., 2.5% (with a minimum annual royalty of $5 million per year); provided, however, that the royalty rate may be reduced and the minimum annual royalty may be eliminated under certain circumstances. See Note 13b (Agreements).

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

As of March 31, 2026, the pending FIRDAPSE® patent litigation against the remaining defendant, Hetero (for all of FIRDAPSE®’s Orange Book-listed patents), remains ongoing, and there could be no assurance as to whether the ongoing litigation with Hetero would allow a generic version of FIRDAPSE® to be marketed in the U.S. prior to February 25, 2035. At this time, this trial was scheduled to start on May 18, 2026, shortly before the expiration of the 30-month stay on May 26, 2026. See Note 17 (Subsequent Events) for a description of the recent settlement of this litigation.

On February 20, 2023, the Company received a Paragraph IV Certification Notice Letter from a company that appears to have filed the first ANDA for the oral suspension formulation for FYCOMPA®. The same company sent a similar letter to the Company later in February with a similar certification for the tablet formulation for FYCOMPA®. Similar to the actions with the FIRDAPSE® Paragraph IV Certifications described above, after due diligence the Company filed lawsuits on April 5, 2023, in the U.S. District Court for the District of New Jersey against the drug manufacturer who notified the Company of their ANDA submissions for both FYCOMPA® formulations, thus triggering the 30-month stay for each application. This lawsuit was settled in June 2024. As part of this settlement, this Paragraph IV filer agreed not to commercialize their proposed ANDA products for both the oral suspension formulation of FYCOMPA® and for FYCOMPA® tablets until at least December 15, 2025. As of the date of this report, three generic versions of the tablets and one generic version of the oral suspension are on the market.

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

A minimum royalty payment existed annually for calendar years from the Effective Date through 2025 of $3 million, provided that such minimum annual royalty payment was prorated in the first calendar year of the agreement. As these minimum payments were both probable and estimable, they were included in the purchase price of the agreement and any royalties in excess of this amount were charged to cost of sales as revenue from product sales is recognized. A minimum royalty payment exists annually for calendar years from 2026 through the expiration of the royalty term (which ends when there is no valid claim under the Company’s FIRDAPSE® patents in the U.S.) of $5 million unless a competing product or generic version of FIRDAPSE® is being marketed or sold in the U.S. If these minimum payments become probable in the future, the Company will recognize a contingent liability in the amount of the present value of the minimum $5 million royalty payments with an offset to the value of the intangible asset acquired. Any royalties in excess of this amount will be charged to cost of sales as revenue from product sales is recognized. Royalties over the minimum, if any, will be paid based on the agreement terms on a quarterly basis. If these minimum payments are not considered probable, the royalties incurred are expensed to cost of sales as revenue from product sales is recognized.

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

Eisai was eligible to receive a contingent payment of $25 million if a certain regulatory milestone was met. As meeting the regulatory milestone was determined to be not probable as of the acquisition date, the Company did not recognize any amount related to the milestone payments in the purchase price. Additionally, after the loss of patent protection for FYCOMPA®, the Company may be obligated to pay certain royalties to Eisai on net sales of FYCOMPA®. As the transaction is accounted for as an asset acquisition under U.S. GAAP, the Company will recognize the royalty payments in cost of sales as revenue from product sales is recognized.

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

(i)
Recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of the acquisition date and reimbursement was fully applied as of June 30, 2023.
(ii)
As of September 30, 2023, the full $5.9 million was paid in cash.

13.
Agreements (continued).

The acquisition of FYCOMPA® was accounted for as an asset acquisition in accordance with FASB ASC 805-50. The Company accounted for the acquisition of FYCOMPA® as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in a single asset, the FYCOMPA® product rights. The FYCOMPA® product rights consist of certain patents and trademarks, at-market contracts and regulatory approvals, marketing assets, and other records, and are considered a single asset as they are inextricably linked. ASC 805-10-55-5A includes a screen test, which provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business. ASC 805 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given.

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

13.
Agreements (continued).

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

Following the approval of the NDA for AGAMREE® on October 26, 2023, the Company became obligated to make a milestone payment of $36 million to Santhera. The $36 million payment was made during the fourth quarter of 2023. The Company capitalized the $36 million payment to license and acquired intangibles, net in the accompanying condensed consolidated balance sheets which is being amortized using the straight-line method over the product’s remaining estimated useful life of 10.5 years. The Company also became obligated to make a sales-based milestone payment of $12.5 million upon achievement of net revenues of $100 million in a fiscal year, which was achieved in the fourth quarter of 2025 and paid in the first quarter of 2026. This sales-based milestone payment was capitalized in 2025 to license and acquired intangibles, net in the accompanying condensed consolidated balance sheets which is being amortized using the straight-line method over the product’s remaining estimated useful life of 10.5 years.

The strategic equity investment in Santhera is accounted for as an investment in equity securities, and is recognized as a non-current asset, as the Company does not intend to sell the shares within 12 months. Since Santhera shares have a readily determinable fair value, the investment will be measured quarterly at fair value with changes reported in earnings in other income, net in the accompanying condensed consolidated statements of operations and comprehensive income.

e.
AGREEMENTS FOR DRUG MANUFACTURING, DEVELOPMENT, PRECLINICAL AND CLINICAL STUDIES. The Company has entered into agreements with contract manufacturers for the manufacture of commercial drug and drug and study placebo for the Company’s trials and studies, with contract research organizations (CROs) to conduct and monitor the Company’s trials and studies and with various entities for laboratories and other testing related to the Company’s trials and studies. The contractual terms of the agreements vary, but most require certain advances as well as payments based on the achievement of milestones. Further, these agreements are cancellable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

14.
Income Taxes.

The Company’s effective income tax rate was 24.3% and 20.4% for the three months ended March 31, 2026 and 2025, respectively. Differences in the effective tax and the statutory federal income tax rate of 21% are primarily driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions.

The Company had no material uncertain tax positions as of March 31, 2026 and December 31, 2025.

15.
Stockholders’ Equity.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, $0.001 par value per share. At March 31, 2026 and December 31, 2025, no shares of preferred stock were outstanding.

Common Stock

The Company has 200,000,000 shares of authorized common stock, par value $0.001 per share. At March 31, 2026 and December 31, 2025, 122,181,308 and 122,513,621 shares, respectively, of common stock were issued and outstanding. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Share Repurchases

In October 2025, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $200 million of the Company’s common stock, pursuant to a repurchase plan under Rule 10b-18 of the Securities Act. The share repurchase program commenced on October 1, 2025 and currently expires on December 31, 2026. During the three months ended March 31, 2026, 615,765 shares were repurchased for an aggregate purchase price of approximately $14.6 million ($23.67 average price per share). No shares were repurchased during the three months ended March 31, 2025.

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

16.
Stock Compensation.

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Research and development	$462	$425
Selling, general and administrative	5,798	5,425
Total stock-based compensation	$6,260	$5,850

16.
Stock Compensation (continued).

Stock Options

As of March 31, 2026, there were outstanding stock options to purchase 12,434,188 shares of common stock, of which stock options to purchase 7,546,703 shares of common stock were exercisable. Further, as of that date, 4,759,006 shares of common stock remain available for issuance in the future under the 2018 Stock Incentive Plan.

During the three months ended March 31, 2026 and 2025, the Company granted seven-year term options to purchase an aggregate of 531,654 and 510,956 shares, respectively, of the Company’s common stock to employees. The Company recorded stock-based compensation related to stock options totaling $4.9 million and $4.8 million, respectively, during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, options to purchase 246,389 shares and 975,155 shares, respectively, of the Company’s common stock were exercised, with proceeds of $3.3 million and $4.8 million, respectively, to the Company.

As of March 31, 2026, there was approximately $39.7 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Restricted Stock Units

The Company granted 12,258 and 3,439 restricted stock units during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded non-cash stock-based compensation expense related to restricted stock units totaling $1.4 million and $1.1 million, respectively.

As of March 31, 2026, there was approximately $12.5 million of unrecognized compensation expense related to non-vested restricted stock units granted under the 2018 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of approximately 2.5 years.

17.
Subsequent Events.

On May 6, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Angelini Pharma S.p.A., an Italian Società per azioni (Angelini Pharma or Parent), and Angelini Cielo Inc., a Delaware corporation and wholly-owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger (the Effective Time), each share of the Company’s common stock, par value $0.001 per share (Shares), issued and outstanding immediately prior to the Effective Time (other than Shares held by the Company, Parent, and any of their respective subsidiaries, and Shares held by stockholders who have properly exercised and perfected appraisal rights and not withdrawn or waived such rights) will be canceled and converted into the right to receive $31.50 per Share in cash, without interest thereon (Merger Consideration) and subject to any applicable tax withholding. The Merger Agreement contains customary representations, warranties, and covenants, including covenants obligating the Company to use reasonable best efforts to conduct its business and operations in all material respects in the ordinary course of business consistent with past practice, to take all actions necessary or advisable to obtain required regulatory approvals, and not to engage in certain specified activities without Angelini Pharma's prior written consent. If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Parent a termination fee of approximately $155.5 million. The Company also expects to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 7, 2026.

On May 7, 2026, the Company issued a press release announcing that it and its licensor, SERB, have entered into a settlement agreement (Settlement Agreement) with Hetero. This Settlement Agreement resolves the patent litigation brought by the Company and SERB in response to Hetero’s ANDA seeking approval to market a generic version of FIRDAPSE® (amifampridine) 10 mg tablets prior to expiration of the applicable patents. Pursuant to the terms of the Settlement Agreement, Hetero will not market its generic version of FIRDAPSE® in the United States any earlier than January 2035, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur. In accordance with the Settlement Agreement, the parties will terminate all ongoing patent litigation between the Company/SERB and Hetero regarding FIRDAPSE® patents pending in the U.S. District Court for the District of New Jersey. The Company previously settled similar litigation regarding ANDA applications for FIRDAPSE® with Teva, Inventia and Lupin. The Company also agreed to pay a litigation avoidance fee in the amount of $11.0 million to Hetero as part of the settlement. As required by law, the Company and Hetero will submit the Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

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
•
Basis of Presentation. This section provides information about key accounting estimates and policies that we followed in preparing our condensed consolidated financial statements for the first quarter of fiscal 2026.
•
Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and results of operations and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in the notes to our interim condensed consolidated financial statements that are included in this report.
•
Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
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

OVERVIEW

We are a commercial-stage, patient-centric biopharmaceutical company focused on in-licensing, developing, and commercializing novel high-quality medicines for patients living with rare and difficult to treat diseases. We currently sell three commercial stage drug products, FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel) in the United States. We are also currently seeking to further expand our product portfolio, with a focus on acquiring the rights to immediately and near-term accretive assets to treat rare (orphan) diseases across therapeutic areas, including clinical-stage opportunities with established proof of concept and a clear regulatory pathway to approval. With an unwavering patient focus embedded in everything we do, we are committed to providing innovative, best-in-class medications with the hope of making a meaningful positive impact on those affected by these conditions.

Currently, we have a total of 74 field personnel supporting FIRDAPSE® and AGAMREE® which includes Regional Account Managers, Area Business Directors, National Account Directors, Thought Leader Liaisons and Area Marketing Directors. This also includes 17 Patient Access Liaisons and insurance navigation support personnel who support both FIRDAPSE® and AGAMREE® and 15 Medical Science Liaisons who help educate the medical community about scientific literature concerning our drug products and the diseases they treat.

When we launched AGAMREE® in March 2024, we utilized the FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. Effective April 1, 2025, we separated these field-based forces into two distinct units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®, respectively. This strategic change was made in an effort to allow us to better focus the support for each product. Further, we have two National Account Directors on our commercial team who exclusively focus on the oncology market for Lambert-Eaton Myasthenic Syndrome (LEMS) patients who also have cancer.

Recent Developments

On May 6, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Angelini Pharma S.p.A., an Italian Società per azioni (Angelini Pharma or Parent) and Angelini Cielo Inc., a Delaware corporation and wholly-owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

For further information about the Merger Agreement and the Merger, see the Current Report on Form 8-K that we filed with the SEC on May 7, 2026 reporting with more particularity on the terms of the Merger Agreement and the proposed Merger.

FIRDAPSE®

On November 28, 2018, we received approval from the U.S. Food & Drug Administration (FDA) for our new drug application (NDA) for FIRDAPSE® Tablets 10 mg for the treatment of adult patients (ages 17 and above) with LEMS, and in January 2019, we launched FIRDAPSE® in the U.S. Further, on September 29, 2022, the FDA approved our supplemental NDA (sNDA) to expand the indicated age range for FIRDAPSE® Tablets 10 mg for the treatment of LEMS to include pediatric patients six years of age and older. Additionally, on May 30, 2024, the FDA approved our sNDA increasing the indicated maximum daily dosage of FIRDAPSE® tablets for the treatment of patients with LEMS from 80 mg to 100 mg. We are also planning to evaluate FIRDAPSE® in the future for the treatment of other diseases.

We sell FIRDAPSE® in the U.S. through a field-based force experienced in neurologic, central nervous system or rare disease products consisting at this time of approximately 26 field personnel, including sales (Regional Account Managers and Area Business Directors), National Account Directors and Thought Leader Liaisons. This includes two National Account Directors and three Thought Leader Liaisons who exclusively focus on the oncology market for LEMS patients with cancer. We also use non-personal promotion to reach the 20,000 neurologists who are potential LEMS treaters and the 16,000 oncologists who might be treating a LEMS patient who also has cancer (principally small cell lung cancer). Finally, we make available for online ordering a no-cost LEMS voltage gated calcium channel (VGCC) antibody diagnostic testing program for use by physicians who suspect that one of their patients may have LEMS and wish to reach a definitive diagnosis.

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

On August 6, 2025, we reported that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Small Cell Lung Cancer (SCLC) now include additions involving LEMS, amifampridine, and the tests for PQ- and N-type VGCC antibodies. The updated NCCN Guidelines® for SCLC relating to LEMS now include symptom specificity—characterized by proximal muscle weakness and autonomic dysfunction. Under "Signs and Symptoms of Small Cell Lung Cancer” (SCL-A 2 of 2), the guidelines recommend diagnosis through a neurological evaluation, ideally in consultation with a neurologist, which may include testing for PQ- and N-type VGCC antibodies. Additionally, under “Principles of Supportive Care” (SCL-D), the guidelines recommend that amifampridine should be considered as a treatment in consultation with neurology. We are currently working to increase awareness of these oncology clinical practice guidelines among oncology practices that treat patients with SCLC.

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

In order to help patients with LEMS afford their medication, we, like other pharmaceutical companies that market drug products for orphan and ultra-orphan, rare diseases, have developed an array of financial assistance programs intended to reduce out-of-pocket costs in order to make FIRDAPSE® accessible and affordable. A co-pay assistance program has been designed to reduce commercial patients’ out of pocket costs to as little as $0 whenever possible (currently an average of less than $2 per month). Our co-pay assistance programs, including the one for FIRDAPSE®, are not available to patients enrolled in state or federal healthcare programs, including Medicare, Medicaid, Department of Veterans Affairs (VA), Department of Defense (DoD), or TRICARE. However, we have, at times, donated funds to one or more qualified, independent charitable foundations dedicated to providing assistance to any U.S. LEMS patients in financial need who meet those independent organizations' guidelines. In addition, we have a program in place to help patients who are uninsured and underinsured. Subject to compliance with applicable regulatory requirements, our goal is that no LEMS patient is ever denied access to their medication for financial reasons.

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

With respect to ANDA filers, in January 2023, we received Paragraph IV Certification Notice Letters from three generic drug manufacturers (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Inc. (collectively Teva), Hetero USA, Inc. (Hetero), and Lupin Pharmaceuticals, Inc. (Lupin)) advising that they each had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of FIRDAPSE® in the U.S. The notice letters each alleged that the six patents protecting FIRDAPSE® that are listed in the Orange Book in connection with FIRDAPSE® are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in these ANDA submissions. Under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, we had 45 days from receipt of the notice letters to determine if there were grounds to bring a lawsuit and, if so, to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court, which would trigger a statutory stay precluding the FDA from final approval of the subject ANDA until May 26, 2026 or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first in all cases. In that regard, after conducting the necessary due diligence, we filed lawsuits on March 1, 2023 in the U.S. District Court for the District of New Jersey against each of the three generic drug manufacturers who notified us of their ANDA submissions, thus triggering the stay.

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

The pending FIRDAPSE® patent litigation against the remaining defendant, Hetero (relating to the FIRDAPSE® Orange Book-listed patents expiring in 2032, 2034 and 2037) was settled on May 6, 2026. This Settlement Agreement resolves the patent litigation brought by SERB and us in response to Hetero’s ANDA seeking approval to market a generic version of FIRDAPSE® prior to expiration of the applicable patents. Pursuant to the terms of the Settlement Agreement, Hetero will not market its generic version of FIRDAPSE® in the United States any earlier than January 2035, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur. In accordance with the Settlement Agreement, the parties will terminate all ongoing patent litigation between us and Hetero regarding FIRDAPSE® patents pending in the U.S. District Court for the District of New Jersey. We also agreed to pay a litigation avoidance fee in the amount of $11.0 million to Hetero as part of the settlement. As required by law, Hetero and we will submit the Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

AGAMREE®

On June 19, 2023, we entered into a License and Collaboration Agreement (AGAMREE® License Agreement) and an Investment Agreement (Investment Agreement) with Santhera Pharmaceuticals Holding AG (collectively, Santhera). Under the AGAMREE® License Agreement, we contracted to obtain an exclusive North America license, manufacturing and supply agreement for product candidate, AGAMREE®, a novel corticosteroid for the treatment of Duchenne muscular dystrophy (DMD). We also obtained the North American rights to any future approved indications for AGAMREE®. Under the Investment Agreement, we agreed to make a strategic investment into Santhera. Both transactions closed on July 18, 2023.

Finally, under our AGAMREE® License Agreement with Santhera, we agreed to purchase commercial supply of AGAMREE® from Santhera at agreed upon prices until we completed our process to transition to our own direct supplier. In that regard, we are in the process of transitioning final goods manufacturing to a U.S. location (estimated to be completed by the end of 2026).

Concurrent with the closing of the AGAMREE® License Agreement, we made a strategic investment into Santhera in which we acquired 1,414,688 of Santhera’s ordinary shares (representing approximately 11.26% of Santhera’s outstanding ordinary shares immediately following the transaction) at an investment price of CHF 9.477 per share, with the approximately $15.7 million USD in equity investment proceeds to be used by Santhera for Phase IV studies of AGAMREE® in DMD and future development of additional indications for AGAMREE®. On April 29, 2026, we filed a disclosure of significant shareholdings under the Swiss Financial Markets Infrastructure Act (FMIA) to disclose that our 1,414,688 shares of Santhera's ordinary shares represented 9.39% of Santhera's outstanding ordinary shares as of that date. On May 7, 2026, the closing price of Santhera’s common shares on the SIX Swiss Exchange was CHF 17.56 per share (approximately $22.55 USD based on then-current exchange rates).

When we launched AGAMREE® in March 2024, we utilized our FIRDAPSE® commercial and medical field-based forces to market AGAMREE®. Effective April 1, 2025, we separated these field-based forces into two units, one for each function expressly focused on supporting FIRDAPSE® and one for each function expressly focused on supporting AGAMREE®, respectively. This strategic change was made in an effort to allow us to better focus the support for each product.

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

AGAMREE®’s unique mode of action is based on differential effects on glucocorticoid and mineralocorticoid receptors and modifying further downstream activity. As such, it is considered a novel corticosteroid that we hope has the potential to demonstrate a better tolerated side effect profile relative to traditional corticosteroids, while demonstrating comparable efficacy. This mechanism of action may allow vamorolone to emerge as an effective alternative to traditional corticosteroids in children, adolescents, and adult patients with DMD. In that regard, we are currently enrolling up to 250 patients in our SUMMIT registry study to evaluate long-term patient safety and quality of life data in patients treated with vamorolone, with the hope of offering a deeper understanding of the product's potential long-term benefits for patients, such as in the areas of growth parameters, bone health status (including the occurrence of fractures), BMI, cardiovascular status, muscular, hormonal and ophthalmologic status, QoL, and adverse events.

On October 13, 2023, Santhera announced that the European Union’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive position in favor of AGAMREE® for the treatment of DMD patients aged four and older. In its recommendation for approval, CHMP acknowledged that there was a positive benefit-risk profile of AGAMREE® in such patient population, including certain safety benefits of AGAMREE® compared to traditional corticosteroids in the treatment of DMD. Further, on December 18, 2023, the European Commission (EC) granted to Santhera marketing authorization for AGAMREE® for the treatment of DMD in patients ages four years and older and on January 12, 2024 Santhera announced that AGAMREE® had received approval by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom. Further, on January 15, 2024, Santhera announced that AGAMREE® was commercially launched in Germany. Additionally, on January 16, 2025, the National Institute for Health and Care Excellence (NICE) issued positive Final Guidance that recommends AGAMREE® for use in the National Health Service (NHS) in England, Wales and Northern Ireland for the treatment of DMD in patients four years of age and older and on February 13, 2025, Santhera announced an agreement with the German National Association of Statutory Health Insurance Funds (GKV-SV) on the reimbursement for AGAMREE® for the treatment of DMD. This agreement makes AGAMREE® the first product to receive an agreed federal price in Germany for the treatment of DMD in patients four years of age and older, independent of the underlying genetic mutation. Finally, on January 15, 2026, Santhera announced that the Swiss Agency for Therapeutic Products (Swissmedic) approved AGAMREE® for the treatment of DMD in patients four years of age and older.

Further, Santhera has recently reported on the results of two studies, the Guardian Trial and the Lionheart trial, which provide useful information about some of the issues that are intended to be covered in the SUMMIT study. In addition, at the recent Muscular Dystrophy Conference held in March 2026, we sponsored an industry forum in collaboration with Santhera on the topic of real-world experience in using vamorolone for the treatment of patients with DMD.

We are also evaluating life cycle management of AGAMREE® with the intention to explore the possibility of additional indications beyond DMD. In furtherance of that objective, we are currently conducting a Phase 1 study in healthy adults comparing a single dose of vamorolone, prednisone, and deflazacort, and studying the immunosuppressive effect of multiple ascending doses of AGAMREE®. This study will evaluate whether there is an immunosuppressive dose of vamorolone that might be considered for future indications and for the use of our product in conjunction with gene and cell therapies that are approved to treat DMD and require a concurrent immunosuppressive regimen of a corticosteroid when administered. We expect to have the results of both parts of this study during the second quarter of 2026. Further, we are hopeful that the recent addition of DMD to the Recommended Uniform Screening Panel by the U.S. Department of Health and Human Services will help support earlier detection of the disease and more timely access to treatment options.

Further, the joint steering committee that we established with Santhera at the time we obtained a license for AGAMREE® is actively collaborating on the lifecycle management and development of the product. There can be no assurance that we can develop and commercialize our product for the treatment of diseases other than DMD.

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

On July 23, 2024 we entered into a license, supply and commercialization agreement with KYE, which is already our sublicensee for FIRDAPSE® in Canada, granting KYE the exclusive Canadian commercial rights to market AGAMREE® in Canada for DMD and other indications. Under the agreement, KYE was responsible for obtaining regulatory approval of the product from Health Canada and on October 2, 2025, KYE announced that Health Canada has approved AGAMREE® for the treatment of DMD in boys four years of age and older. Under our sublicense agreement with KYE for this product, we will supply product to KYE and also receive sales milestones and sales royalties based on net revenues from sales of the product in Canada. We currently expect that KYE will launch the product in Canada sometime in 2026.

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

On January 24, 2023, we closed our acquisition of the U.S. rights to FYCOMPA®. In connection with the acquisition, we purchased Eisai’s regulatory approvals and documentation, product records, intellectual property, inventory, and other matters relating to the U.S. rights for FYCOMPA®, in exchange for an upfront payment of $160 million in cash. We also agreed to pay Eisai royalty payments on net sales after all FYCOMPA® patents had expired, with such royalty payments reduced after generic equivalents enter the market. In conjunction with the closing of the asset purchase, we entered into a Supply Agreement under which Eisai agreed to manufacture FYCOMPA® for us for at least seven years at prices listed in the Supply Agreement (to be updated on a yearly basis).

Patent protection for FYCOMPA® tablets and oral solution expired in 2025, and, to our knowledge based on publicly available information, three ANDA filers for the tablet formulations have, to date, obtained approval for and are marketing a generic version of FYCOMPA® tablets and one ANDA filer has, to date, obtained approval for and is marketing a generic version of FYCOMPA® oral suspension. We continue to sell FYCOMPA® tablets and oral suspension despite the loss of exclusivity, although we ceased all marketing efforts for the product at the end of 2025.

Business Development

We continue to advance our strategic initiatives and portfolio expansion efforts, focusing on broadening and diversifying our rare (orphan) neurology product portfolio with innovative therapies that address critical unmet medical needs. In that regard, we are currently exploring immediate or near-term accretive, clinically differentiated and adequately de-risked opportunities, with a keen focus on rare (orphan) disease products across therapeutic areas and treatment modalities. These prospects include evaluating products and companies with existing commercial drug products or drugs in development, including clinical stage opportunities with established proof of concept and a clear regulatory pathway for approval, for potential licensing or acquisition. We maintain a well-established U.S. presence, which remains the cornerstone of our commercial strategy, while continuously evaluating strategic opportunities to expand our global footprint.

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

Capital Resources

At March 31, 2026, we had cash and cash equivalents of approximately $755.9 million. Based on our current financial condition, including our profitability, cash flows generated from operations and forecasts of available cash, absent the use of cash to acquire potential business development opportunities, we believe that we have sufficient funds to support our operations for at least the next 12 months. There can be no assurance that we will continue to be successful in commercializing FIRDAPSE® and AGAMREE®, that our forecasts of revenues from sales of FYCOMPA® will be accurate now that the product has lost patent exclusivity, or that we will continue to be profitable and cash flow positive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below for further information on our liquidity and cash flow.

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

We are using existing cash on hand to fund our share repurchase program. We also believe that we can execute our share repurchase program without impairing the advancement of our business development strategy. In that regard, as of May 7, 2026, we had repurchased 1,740,713 shares of our outstanding common stock for an aggregate purchase price of approximately $39.9 million ($22.91 average price per share).

Basis of Presentation

Revenues.

During the three months ended March 31, 2026, we generated revenues from product sales of FIRDAPSE®, AGAMREE®, and FYCOMPA®. We expect these revenues to fluctuate in future periods based on our sales during such periods of our products.

We received approval from Health Canada on July 31, 2020, for FIRDAPSE® for the symptomatic treatment of LEMS and as of December 31, 2020, our sub-licensee KYE launched FIRDAPSE® in Canada. During the three months ended March 31, 2026, revenues generated under our collaboration agreement with KYE were immaterial. In July 2024, we announced that we had entered into a collaboration agreement with KYE for the commercialization of AGAMREE® in Canada. On October 2, 2025, KYE issued a press release reporting that its NDS to commercialize AGAMREE® in Canada had been approved by Health Canada.

On September 24, 2024, we were informed by DyDo that it had received approval of its New Drug Application for the sale of FIRDAPSE® in Japan. Further, DyDo advised us that they launched FIRDAPSE® in Japan in January 2025.

We expect revenues from both the KYE and DyDo agreements to be immaterial in 2026, as distribution ramps up in each jurisdiction and KYE begins to market AGAMREE® in Canada.

Cost of Sales.

Cost of sales consists of third-party manufacturing costs, freight, royalties, amortization related to milestone payments, and indirect overhead costs associated with sales of our products. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustments charges, unabsorbed manufacturing and overhead costs and manufacturing variances.

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

Our cost accruals for clinical studies and trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study and trial sites and clinical research organizations (CROs). In the normal course of our business we contract with third parties to perform various clinical study and trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our condensed consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to preclinical and clinical studies or trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies or trials at a given point in time, we could be required to record significant additional research and development expenses in future periods. Preclinical and clinical study and trial activities require significant up-front expenditures. We anticipate paying significant portions of a study or trial’s cost before they begin and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

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

Recently Issued Accounting Standards.

For discussion of recently issued accounting standards, please see Note 2, “Basis of Presentation and Significant Accounting Policies,” in the condensed consolidated financial statements included in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. For a full discussion of our accounting policies, please refer to Note 2 on the Financial Statements included in our 2025 Annual Report on Form 10-K that we filed with the SEC on February 25, 2026. Our most critical accounting policies and estimates include accounting for revenue recognition (including adjustments for government rebates) and valuation of intangible assets. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.

Results of Operations

Revenues.

For the three months ended March 31, 2026, we recognized total revenues of approximately $149.4 million, which included approximately $149.3 million in net product revenue (primarily in the U.S.), compared to total revenues of approximately $141.4 million, which included approximately $141.4 million in net product revenue (primarily in the U.S.), for the three months ended March 31, 2025. Total revenues for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
FIRDAPSE®	$98,859	$83,731	15,128	18.1
AGAMREE®	36,713	22,042	14,671	66.6
FYCOMPA®	13,771	35,627	(21,856)	(61.3)
Product revenue, net	149,343	141,400	7,943	5.6
License and other revenue	47	21	26	123.8
Total revenues	$149,390	$141,421	7,969	5.6

The increase of approximately $7.9 million in net product revenue when comparing the three months ended March 31, 2026 and 2025 was primarily driven by increases in sales volumes for both FIRDAPSE® and AGAMREE®.

Further, FYCOMPA® net product revenue decreased by approximately $21.9 million or 61.3% from the three months ended March 31, 2025 compared to the three months ended March 31, 2026, due to the generic entry following the loss of exclusivity in 2025. We expect that net product revenue for FYCOMPA® will likely continue to decrease in the future since generic competitors entered the market following the expiration of the '571 patent on May 23, 2025.

For the three months ended March 31, 2026 and 2025, we recognized $47 thousand and $21 thousand, respectively, in license and other revenue, which consisted of royalties.

Cost of Sales.

Cost of sales was approximately $14.5 million for the three months ended March 31, 2026, compared to approximately $17.9 million for the three months ended March 31, 2025. The decrease when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025 was primarily due to a decrease in royalty obligations related to FIRDAPSE®. Cost of sales in all periods consisted principally of royalty payments, which are based on net revenue as defined in the applicable license agreements. For FIRDAPSE®, royalties are payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, and increase by 3% when net sales (as defined in the applicable license agreement) exceed $100 million in any calendar year. Cost of sales for FYCOMPA® for the three months ended March 31, 2026 consisted of product costs and excludes the amortization of the FYCOMPA® intangible assets. Cost of sales for AGAMREE® for the three months ended March 31, 2026 consisted of royalties payable on the terms set forth below in Liquidity and Capital Resources—Contractual Obligations and Arrangements, product costs and excludes the amortization of the AGAMREE® intangible asset. Royalties on sales of AGAMREE® in future years may increase as a percentage of net sales exceed certain amounts of net revenues over $100 million. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report.

Research and Development Expenses.

Research and development expenses for the three months ended March 31, 2026 and 2025 were approximately $2.7 million and $3.9 million, respectively, and represented approximately 3% and 5% of total operating costs and expenses, respectively. Research and development expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Salary and benefit expense	$1,018	$1,112	(94)	(8.5)
Employee stock-based compensation expense	462	425	37	8.7
Research and clinical trial expense	1,141	2,090	(949)	(45.4)
Additional research and development expense	40	260	(220)	(84.6)
Total research and development expenses	$2,661	$3,887	(1,226)	(31.5)

Research and development expenses remained relatively consistent during the three months ended March 31, 2026 when compared to the same period in 2025. During the three months ended March 31, 2026, research and development expenses consisted of costs for company-sponsored research and development activities, support for selected investigator-sponsored research, and costs for development activities supporting our commercial products.

We expect that research and development activities may become more significant in the future if we seek to execute on the development of additional indications for FIRDAPSE® and AGAMREE® and on our portfolio expansion efforts.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were approximately $49.3 million and $46.9 million, respectively, and represented approximately 65% and 60% of total operating costs and expenses, respectively. Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Selling	$29,661	$29,901	(240)	(0.8)
General and administrative	13,860	11,585	2,275	19.6
Employee stock-based compensation	5,798	5,425	373	6.9
Total selling, general and administrative expenses	$49,319	$46,911	2,408	5.1

For the three months ended March 31, 2026, selling, general and administrative expenses remained relatively consistent when compared to the same period in 2025. The increase in general and administrative expenses was primarily due to consulting fees related to multiple business initiatives, including business development activities.

We expect that selling, general, and administrative expenses will continue to be substantial in future periods as we continue to sell FIRDAPSE® and AGAMREE® and as we take other steps in an effort to continue to expand our business, offset in part by reduced selling, general, and administrative expenses as more generic FYCOMPA® becomes available in the marketplace. We further anticipate that general and administrative expenses will be impacted in the second quarter of 2026 by a litigation avoidance payment in connection with the settlement of our patent litigation with Hetero.

Amortization of Intangible Assets.

Amortization of intangible assets was approximately $9.7 million for the three months ended March 31, 2026 compared to $9.3 million for the three months ended March 31, 2025. Amortization of intangible assets consists of the amortization of the FYCOMPA® rights, which are amortized using the straight-line method over its estimated useful life of 5 years, the RUZURGI® rights, which are amortized using the straight-line method over its estimated useful life of 14.5 years and the AGAMREE® rights and a sales-based milestone, which are amortized using the straight-line method over its estimated useful life of 10.5 years.

Each fiscal quarter, we review the value of our intangible assets to determine if they are impaired. If we determine one or more of our intangible assets are impaired during a future period we would record a charge in the amount of that impairment.

Stock-Based Compensation.

Total stock-based compensation for the three months ended March 31, 2026 and 2025 was $6.3 million and $5.9 million, respectively. During the three months ended March 31, 2026 and 2025, grants were principally for stock options and restricted stock units related to year-end bonus awards and grants to new employees.

Other Income, Net.

We reported other income, net in all periods, primarily relating to interest on our investment of our cash and cash equivalents of approximately $11.0 million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase in other income, net for the three months ended March 31, 2026 when compared to the same period in 2025 was primarily due to higher invested balances and an increase in the fair value of our investment in Santhera. Since Santhera’s shares are traded on the SIX Swiss Exchange, they have a readily determinable fair value, and as a result the investment is measured quarterly, at fair value, with changes reported in other income, net.

The components of other income, net were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest income, net	$6,247	$5,275
Net gains (losses) recognized during the period on equity securities	4,750	2,644
Total other income, net	$10,997	$7,919

Income Taxes.

Our effective income tax rate was approximately 24.3% and 20.4% for the three months ended March 31, 2026 and 2025, respectively. Differences in our effective tax and the statutory federal income tax of 21% are driven by state income taxes and anticipated annual permanent differences offset by equity compensation deductions. Our effective tax rate is affected by many factors, including the number of stock options exercised in any period, and our effective tax rate is likely to fluctuate in future periods (and may be higher than it was for the three months ended March 31, 2026).

We had no material uncertain tax positions as of March 31, 2026 and December 31, 2025.

Net Income.

Our net income was approximately $63.7 million for the three months ended March 31, 2026 ($0.52 per basic and $0.50 per diluted share) as compared to approximately $56.7 million for the three months ended March 31, 2025 ($0.47 per basic and $0.45 per diluted share).

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through revenues from product sales and multiple offerings of our securities. At March 31, 2026 we had cash and cash equivalents aggregating $755.9 million and working capital of $808.0 million. At December 31, 2025 we had cash and cash equivalents aggregating $709.2 million and working capital of $746.9 million. At March 31, 2026, substantially all of our cash and cash equivalents were deposited with two financial institutions, and such balances were in excess of federally insured limits. Further, as of such date, substantially all such funds were invested in U.S. Treasuries and money market accounts.

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

Cash Flows.

Our cash flow activities are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$59,587	$60,043
Net cash used in investing activities	(27)	—
Net cash provided by (used in) financing activities	(12,872)	3,060
Net increase in cash and cash equivalents	$46,688	$63,103

The decrease in net cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a $12.5 million sales-based milestone payment due upon the achievement of AGAMREE® net revenues of $100 million in a fiscal year, which was achieved in the fourth quarter of 2025 and paid in the first quarter of 2026. This was offset primarily by an increase in net income.

The increase in net cash used in investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to purchases of property and equipment.

The increase in net cash used in financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to repurchases of common stock of approximately $14.6 million.

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

For the three months ended March 31, 2026 and 2025, we recognized an aggregate of approximately $5.1 million and $11.6 million, respectively, of royalties payable under these license agreements, which is included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive income.

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
•
Summary of changes to royalty obligations related to FIRDAPSE®:
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

For the three months ended March 31, 2026 and 2025, we recognized an aggregate of approximately $2.4 million and $1.2 million, respectively, of royalties payable to Jacobus.

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
•
At signing, we were obligated to purchase all of our finished goods requirements for products solely from Santhera at a set supply price until January 1, 2026, but the parties agreed upon an amendment to the license agreement that allowed us to start the process for creating our own supply chain to manufacture AGAMREE® earlier and we expect to complete that process by the end of 2026.
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

For both the three months ended March 31, 2026 and 2025, we recognized an aggregate of approximately $2.5 million of royalties payable under this license agreement, which is included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive income.

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

The continued successful commercialization of FIRDAPSE® (amifampridine), AGAMREE® (vamorolone), and FYCOMPA® (perampanel) CIII is uncertain. Factors that will affect our success include the uncertainty of:

•
Whether the merger transaction with Angelini Pharma will be successfully completed, and the timeline for such completion;
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
•
Whether new patients for our existing and future drug products can be successfully titrated to stable therapy;
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
•
Whether steroids will continue to be the foundational standard of care for the treatment of DMD as new DMD therapies are approved for commercialization in the future;

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
•
Whether we and Santhera Pharmaceuticals Holding AG can successfully develop additional indications for AGAMREE®, and obtain the ability to commercialize AGAMREE® for these additional indications;
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

ITEM 4. CONTROLS AND PROCEDURES

a.
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
b.
During the three months ended March 31, 2026, there were no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are many factors that affect our business, our financial condition, and the results of our operations. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2025 Annual Report on Form 10-K filed with the SEC, which contain a description of significant factors that might cause our actual results of operations in future periods to differ materially from those currently expected or desired.

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

The Trump Administration has discussed the possibility that pricing of drugs in other countries could be used to price drug products for sale in the U.S. Recently, President Trump sent letters to 17 major pharmaceutical companies with a list of demands, including MFN pricing to all drugs provided to Medicaid enrollees. He stated in the letter that he wants companies to guarantee that Medicaid, Medicare, and commercial market insurers pay such prices for all new drugs, and he gave the companies 60 days to comply. To date, 16 of the 17 largest pharmaceutical conglomerates have reached deals with the Administration for relief on this issue and on potential tariffs with other companies being invited to negotiate similar deals. To date, Catalyst has not been invited to do so.

There can be no assurance as to what impact such rules, if adopted, might have on our financial condition and results of operations.

If our proposed Merger does not close, or is delayed, we may experience financial and operational disruptions. In addition our stock price may decline if the Merger is perceived as uncertain to close.

On May 6, 2026, we entered into a Merger Agreement to be acquired by Angelini Pharma. The closing of the Merger is subject to the satisfaction or waiver of certain conditions, many of which are not within our full control. We currently expect that the Merger will be completed in the third quarter of fiscal year 2026. However, we may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals, stockholder approvals, and other closing conditions. In addition, both we and Angelini Pharma may terminate the Merger Agreement for reasons specified therein. The announcement and pendency of the Merger could adversely affect our business and stock price, including if the Merger does not close or is delayed, for reasons including the following:

•
Uncertainty about the effect of the Merger may impair our ability to attract, retain, and motivate key personnel, and could cause customers, suppliers, financial counterparties, and others to seek to change existing business relationships with us.
•
The Merger Agreement restricts us, without the consent of Angelini Pharma, from making certain acquisitions and investments, from accessing the debt and capital markets, and from taking other specified actions until closing of the Merger or the termination of the Merger Agreement. These restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.

•
Our costs of accessing funds in the debt and capital markets may be higher than before execution of the Merger Agreement as a result of actions that could be taken by ratings agencies after announcement of the transaction.
•
We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Many of the fees and costs will be payable by us even if the Merger is not completed. In addition, we may be required to pay a termination fee of approximately $155.5 million to Angelini Pharma, and reimburse certain out-of-pocket expenses, if the Merger Agreement is terminated for certain specified reasons.
•
The Merger may not occur on the expected timeline because of a delay in receiving required regulatory approvals, stockholder approvals or other reasons. Any delay or inability to close the Merger may cause the market price of our common stock to decline.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of any such litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Merger from being completed, divert the attention of our management and employees away from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.

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

The following table presents information regarding repurchases by us of our common stock under the Share Repurchase Program during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in thousands)
January 1 - January 31, 2026	443,852	$23.43	443,852	$164,299
February 1 - February 28, 2026	171,913	$24.27	171,913	$160,127
March 1 - March 31, 2026	—	$—	—	$160,127
Total	615,765		615,765

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated as of May 6, 2026, by and among the Company, Parent and Merger Sub, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 7, 2026 (File No. 001-33057)

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

Date: May 11, 2026